Form 10-Q
period 1996-06-30
APACHE MEDICAL SYSTEMS INC
filed 1996-08-09
CIK 883697

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

 (x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                                 ------------------

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number                  000-20805
                       --------------------------------------------------------

                        APACHE MEDICAL SYSTEMS, INC.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Delaware                                             23-2476415
- ----------------------------------                   --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

1650 Tysons Boulevard, McLean, Virginia                            22102
- ---------------------------------------                            -----
(Address of principal executive offices)                         (Zip Code)

                                 (703) 847-1400
                                 --------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes               No   X
                                                 ----------       -------

                                   6,871,353
                                   ---------
                       (Number of shares of common stock
                       outstanding as of August 9, 1996)

                          APACHE MEDICAL SYSTEMS, INC.


                                     INDEX


                                                                                                        Page No.
                                                                                                        -------
Part I - Financial Information


      Item 1 - Financial Statements


           Consolidated Balance Sheets - June 30, 1996
              (unaudited) and December 31, 1995                                                              1

           Consolidated Statements of Operations (unaudited)
              - three months and six months ended June 30,
              1996 and 1995                                                                                  2

           Consolidated Statements of Changes in
              Stockholders' Deficit - six months ended June
              30, 1996 (unaudited) and year ended December
              31, 1995                                                                                       3

           Consolidated Statements of Cash Flows (unaudited)
              - six months ended June 30, 1996 and 1995                                                      4

           Notes to Consolidated Financial Statements (unaudited)                                          5-6


      Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of Operations                                                  7-9


Part II - Other Information

      Item 5 - Other Information                                                                            10

      Item 6 - Exhibits and Reports on Form 8--K                                                         11-12

Signatures                                                                                                  13

                         PART I: FINANCIAL INFORMATION

                          APACHE MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                                                              June 30,       December 31,
                                                                                                1996            1995
                                                                                            ------------    -------------
                                                                                            (unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                     $     876       $   4,036
Accounts receivable, net of allowance for doubtful accounts                                       2,303           1,420
Other trade receivables                                                                             103             162
Prepaid expenses and other                                                                        1,142             124
                                                                                            ------------    -------------

      TOTAL CURRENT ASSETS                                                                        4,424           5,742

Other trade receivables, net of current maturities                                                   29              75

Furniture and equipment                                                                           2,821           2,887
Less accumulated depreciation and amortization                                                   (1,766)         (1,496)
                                                                                            ------------    -------------
                                                                                                  1,055           1,391
Capitalized software development costs, net                                                         660             701
                                                                                            ------------    -------------

      TOTAL ASSETS                                                                            $   6,168       $   7,909
                                                                                            ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                                              $     884       $     922
Accrued expenses                                                                                  1,159             723
Current maturities of obligations under capital leases                                              150             191
Current maturities of notes payable - stockholders                                                  223             250
Current maturities of notes payable - other                                                         130             224
Deferred revenue                                                                                  1,583           1,915
                                                                                            ------------    -------------

      TOTAL CURRENT LIABILITIES                                                                   4,129           4,225
Deferred rent benefit                                                                               176             186
Obligations under capital leases, net of current maturities                                          11              63
Notes payable - stockholders, net of current maturities                                             995             835
Notes payable - other, net of current maturities                                                    136             181

Redeemable convertible preferred stock                                                           21,364          20,732

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, authorized shares, 30,000,000 at June 30,
1996 and 5,769,231 at December 31, 1995; issued and outstanding shares,
1,076,246 at June 30, 1996 and 1,075,458 at December 31, 1995                                        11              11
Additional paid-in capital                                                                        1,370           1,363
Cumulative dividends and accreted issue costs on redeemable convertible
preferred stock                                                                                  (2,448)         (1,779)
Accumulated deficit                                                                             (19,576)        (17,908)
                                                                                            ------------    -------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                      (20,643)        (18,313)

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $   6,168       $   7,909
                                                                                            ============    =============

See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (dollars in thousands, except share data)



                                                                   Three Months Ended                    Six Months Ended
                                                              June 30, 1996     June 30, 1995    June 30, 1996     June 30, 1995
                                                              -------------     -------------    -------------     -------------
REVENUE:

  Systems                                                          $1,567        $      626        $   2,809         $   1,326

  Support                                                             375               282              705               600

  Professional services                                                69               408              156               649
                                                              -------------     -------------    -------------     -------------

Total revenue                                                       2,011             1,316            3,670             2,575

EXPENSES:

  Cost of operations                                                  761               715            1,514             1,448

  Research and development                                            297               497              661             1,075

  Selling, general and administrative                               1,588             1,379            3,034             2,956
                                                              -------------     -------------    -------------     -------------

Total expenses                                                      2,646             2,591            5,209             5,479

LOSS FROM OPERATIONS                                                 (635)           (1,275)          (1,539)           (2,904)

OTHER INCOME (EXPENSE):
  Interest income                                                      23                 8               81                27
  Interest expense                                                   (105)             (115)            (210)             (154)
  Other, net                                                          -                 -                -                 -
                                                              -------------     -------------    -------------     -------------

Total other income (expense)                                          (82)             (107)            (129)             (127)

NET LOSS                                                        $    (717)       $   (1,382)       $  (1,668)        $  (3,031)
                                                              =============     =============    =============     =============


Net loss per share                                              $   (0.13)              -          $   (0.32)              -
                                                              =============     =============    =============     =============

Weighted average number of shares used for calculation
of net loss per share                                               4,646               -              4,638               -
                                                              =============     =============    =============     =============



See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        (in thousands except share data)


                                                                                                     CUMULATIVE
                                                                                                    DIVIDENDS AND
                                                       COMMON STOCK                                ACCRETED ISSUE
                                                 -------------------------      ADDITIONAL      COSTS ON CUMULATIVE
                                                                     PAR         PAID-IN             REDEEMABLE
                                                    SHARES          VALUE        CAPITAL          PREFERRED STOCK
                                                 ------------    ---------     -----------       ------------------
BALANCE AT DECEMBER 31, 1994                       1,072,835         $11            $569                  ($878)

Issuance of convertible preferred
stock warrants                                           -           -               787                    -

Exercise of stock options                              2,623         -                 7                    -
Accretion of cumulative dividends and
issue costs on redeemable preferred
stock                                                    -           -               -                     (901)

Net loss                                                 -           -               -                      -
                                                 ------------    ---------     -----------       ------------------
BALANCE AT DECEMBER 31, 1995                       1,075,458          11           1,363                 (1,779)

Exercise of stock options (unaudited)                    788         -                 7                    -
Accretion of cumulative dividends and
issue costs on redeemable preferred
stock (unaudited)                                        -           -               -                     (669)
Net loss (unaudited)                                     -           -               -                      -
                                                 ------------    ---------     -----------       ------------------

BALANCE AT JUNE 30, 1996 (UNAUDITED)               1,076,246          11           1,370                 (2,448)
                                                 ============    =========     ===========       ==================





                                                 ACCUMULATED
                                                   DEFICIT          TOTAL
                                                 ------------    -----------
BALANCE AT DECEMBER 31, 1994                      ($14,100)       ($14,398)

Issuance of convertible preferred
stock warrants                                         -               787

Exercise of stock options                              -                 7
Accretion of cumulative dividends and
issue costs on redeemable preferred
stock                                                  -              (901)

Net loss                                            (3,808)         (3,808)
                                                 ------------    -----------
BALANCE AT DECEMBER 31, 1995                       (17,908)        (18,313)

Exercise of stock options (unaudited)                  -                 7
Accretion of cumulative dividends and
issue costs on redeemable preferred
stock (unaudited)                                      -              (669)
Net loss (unaudited)                                (1,668)         (1,668)
                                                 ------------    -----------

BALANCE AT JUNE 30, 1996 (UNAUDITED)               (19,576)        (20,643)
                                                 ============    ===========


See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unauditied)
                                 (in thousands)


                                                                                    6 MONTHS ENDED
                                                                               June 30,       June 30,
                                                                                 1996           1995
                                                                             ------------   ------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

  Net loss                                                                    $ (1,668)      $ (3,031)
  Adjustments to reconcile net loss to net cash
  from (used for) operating activities:
   Depreciation and amortization                                                   441            290
   Provision for doubtful accounts                                                  50            -
   Loss on sale of furniture and equipment                                         -               69
   Accretion of interest                                                           133            114
   Increase in accounts receivable                                                (933)           (32)
   Decrease in other trade receivables                                             105             36
   Increase in other current assets                                             (1,027)          (134)
   Increase in accounts payable and accrued expenses                               398            123
   Decrease in deferred rent                                                       (11)           (16)
   Increase (decrease) in deferred revenue                                        (332)           878
                                                                             ------------   ------------

   NET CASH USED IN OPERATING ACTIVITIES                                        (2,844)        (1,703)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

  Capitalized software development costs                                           (65)          (150)
  Purchase of furniture and equipment, net of disposals                             10            (17)
  Proceeds from sale of furniture and equipment                                    -               93

                                                                             ------------   ------------
   NET CASH USED IN INVESTING ACTIVITIES                                           (55)           (74)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                  (92)           (64)
  Principal payments on borrowings                                                (139)           (68)
  Proceeds from issuance of note payable                                           -            1,750
  Issuance costs on preferred stock                                                (37)           -
  Proceeds from issuance of common stock upon exercise of options                    7            -

                                                                             ------------   ------------
   NET CASH FROM (USED IN) FINANCING ACTIVITIES                                   (261)         1,618

                                                                             ------------   ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (3,160)          (159)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,036            209
                                                                             ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    876       $     50
                                                                             ============   ============
SUPPLEMENTAL INFORMATION:
Cash payments for interest                                                    $     49       $      5
                                                                             ============   ============

See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information included herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1995 included in the Company's prospectus. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2.       INITIAL PUBLIC OFFERING

On July 3, 1996, the Company completed an initial public offering of its Common Stock whereby 2,000,000 shares were issued at $12 per share resulting in net proceeds of approximately $22,320,000, after underwriting discounts and commissions and before other expenses of the offering. Additionally, 300,000 shares for the underwriter's over-allotment were issued on July 9, 1996 at $12 per share resulting in net proceeds of approximately $3,348,000, after underwriter discounts and commissions and before other expenses of the offering. The initial public offering commenced on June 28, 1996, and the closing and payment of the purchase price took place on July 3, 1996.
According to the SEC rules and regulations, the transactions relating to the initial public offering are not reflected in the accompanying financial statements.

On July 3, 1996 (consummation of the offering), all the outstanding shares of Series A, B, C, D, E and F Redeemable Convertible Preferred Stock were automatically converted into 3,294,519 shares of common stock, and at the holders' option, conversion of $939,940 of cumulative dividends into 78,331 shares of common stock based on the stated preference of the holders. During the third quarter of 1996, cumulative dividends of $909,464 were paid with the proceeds of this offering, and $608,090 of accreted issue costs have been reflected as a decrease in paid-in capital. Additionally, notes payable with an outstanding balance of $1,000,000 and a net carrying value of approximately $895,000 were converted into 122,257 shares of common stock.

3.       EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents include the conversion of preferred shares and certain convertible debt.

4.       COST OF OPERATIONS AND GROSS MARGIN BY PRIMARY REVENUE
         SOURCES

The following represents revenues and cost of operations by primary revenue sources for the three months and six months ended June 30, 1996:


                                  3 Months Ended        6 Months Ended
                                   June 30, 1996         June 30, 1996
                                  -----------------------------------
                                             (in thousands)
Revenue:
 Systems                             $    1,567            $    2,809
 Support                                    375                   705
 Professional services                       69                   156
                                  -------------         -------------
   Total revenue                          2,011                 3,670


Cost of operations:
 Systems                                    544                 1,107
 Support                                    155                   278
 Professional services                       62                   129
                                  -------------         -------------
   Total cost of operations                 761                 1,514

                                  -------------         -------------
Gross margin                         $    1,250            $    2,156
                                  =============         =============

                          APACHE MEDICAL SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS
                         ENDED JUNE 30, 1996 AND 1995

RESULTS OF OPERATIONS
- ---------------------

Three Months Ended June 30, 1996 and 1995
- -----------------------------------------

Revenue for the quarter ended June 30, 1996 increased 53% to $2.0 million from $1.3 million in the prior year period. Systems revenue for the quarter ended June 30, 1996, increased 150% to $1.6 million from $626,000 in the prior year period. The increase was due primarily to the increase in unit sales of the Company's MCMP product; the introduction and sale of new MCMP component products and other systems; and revenue relating to the percentage of completion method of accounting for 1995 system deliveries. Support revenue for the quarter ended June 30, 1996 increased 33% to $375,000 from $282,000 in the prior year period due to an increase in the MCMP installed client base. Professional service revenue for the quarter ended June 30, 1996 decreased 83% to $69,000 from $408,000 for the prior year period. This change was primarily related to the decrease in consulting contracts from the prior year.

Cost of operations for the quarter ended June 30, 1996 increased 6% to $761,000 from $715,000 in the prior year period, due to the increase in staffing requirements for client services and the increase of $53,000 in amortization expense of capitalized software development costs. This was partially offset by a decrease in staffing for professional services. In spite of these factors, cost of operations for the quarter ended June 30, 1996 decreased to 38% of revenue from 54% in the prior year period, due to the increase in revenue for the period.

Research and development expenses for the quarter ended June 30, 1996 decreased 40% to $297,000 from $497,000 in the prior year period, due primarily to a decrease in third party research fees and staffing for development related activities. During the quarter ended June 30, 1996, $23,000 of product development activity was capitalized, compared to $83,000 in the prior year period. Research and development expenses for the quarter ended June 30, 1996 decreased to 15% of revenue from 38% in the prior year period, due to the same factors together with an increase in revenue during the same period.

Selling, general and administrative expenses for the quarter ended June 30, 1996 increased 15% to $1.6 million from $1.4 million in the prior year period, due to an increase in sales staff and related overhead costs and sales commissions resulting from an increase in sales. Selling, general and administrative expenses for the quarter ended June 30, 1996 decreased to 79% of revenue from 105% for the prior year period due primarily to the increase in revenue and the relative fixed nature of these costs.

Other income (expense) increased from ($107,000) in the quarter ended June 30, 1995 to ($82,000) for the quarter ended June 30, 1996. The increase is attributable to the increase in interest income from the Company's average cash and cash equivalent balance and a decrease in interest-bearing notes.

Six Months Ended June 30, 1996 and 1995
- ---------------------------------------

Revenue for the six months ended June 30, 1996 increased 43% to $3.7 million from $2.6 million in the prior year period. Systems revenue for the six months ended June 30, 1996, increased 112% to $2.8 million from $1.3 million in the prior year period. This increase was due primarily to the increase in unit sales of the Company's MCMP product; sale of new MCMP component products and other systems; and revenue relating to the percentage of completion method of accounting for 1995 system deliveries. Support revenue for the six months ended June 30, 1996 increased 18% to $705,000 from $600,000 in the prior year period due to an increase in the MCMP installed client base. Professional service revenue for the six months ended June 30, 1996 decreased 76% to $156,000 from $649,000 for the prior year period. This change was primarily related to the decrease in consulting contracts from the prior year.

Cost of operations for the six months ended June 30, 1996 increased 5% to $1.5 million from $1.4 million in the prior year period, due to an increase in staffing requirements in client services and the increase of $105,000 in amortization expense of capitalized software development costs. This was partially offset by a decrease in staffing for professional services. In spite of these factors, cost of operations for the six months ended June 30, 1996 decreased to 41% of revenue from 56% in the prior year period, due to the increase in revenue for the period.

Research and development expenses for the six months ended June 30, 1996 decreased 39% to $661,000 from $1.1 million in the prior year period, due primarily to a decrease in third party research fees and staffing for development related activities. During the six months ended June 30, 1996, $65,000 of product development activity was capitalized, compared to $150,000 in the prior year period.

Research and development expenses for the six months ended June 30, 1996 decreased to 18% of revenue from 42% in the prior year period, due to the same factors together with an increase in revenue.

Selling, general and administrative expenses for the six months ended June 30, 1996 were consistent with the prior year period. Selling, general and administrative expenses for the six months ended June 30, 1996 decreased to 83% of revenue from 115% for the prior year period due primarily to the increase in revenue and the relative fixed nature of these costs.

Other income (expense) decreased from ($127,000) in the six months ended June 30, 1995 to ($129,000) for the six months ended June 30, 1996. The decrease is attributable to the increase in non-cash imputed interest expense resulting from the issuance of convertible debt in February and April 1996, which was partially offset by an increase in interest income from the Company's average cash and cash equivalent balance.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Cash and cash equivalents were $876,000 as of June 30, 1996 compared to $4.0 million as of December 31, 1995. The decrease in cash and cash equivalents is due primarily to funds used for operating activities totaling $2.8 million. The Company currently has no material commitments for capital expenditures.

On July 3, 1996, the Company completed an initial public offering of its Common Stock whereby 2,000,000 shares were issued at $12 per share resulting in net proceeds of approximately $22,320,000, after underwriting discounts and commissions and before other expenses of the offering. Additionally, 300,000 shares for the underwriter's over-allotment were issued on July 9, 1996 at $12 per share resulting in net proceeds of approximately $3,348,000, after underwriter discounts and commissions and before other expenses of the offering.

The Company anticipates that net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions.

                          PART II - OTHER INFORMATION

Item 5:  Other Information
         -----------------

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that a number of important factors could cause the Company's actual results to differ from those that may have been or may be projected in forward-looking statements made by or on behalf of the Company from time to time. These factors are described under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-4106), as amended, filed with the Securities and Exchange Commission on April 26, 1996. Specific reference is made to the Risk Factors set forth therein entitled "History of Operating Losses and Accumulated Deficit; Expected Losses; Uncertainty of Future Profitability", "Fluctuations in Quarterly Operating Results", "Uncertainty of Market Acceptance" and "State and Federal Government Regulation".

Item 6:  Exhibits and Reports on Form 8-K
         --------------------------------


         (a)     Exhibits --

Exhibit
Number           Description
- ------           -----------

3.1              Amended and Restated Certificate of Incorporation*

3.2              By-laws*

4.1              Specimen Common Stock Certificate*

10.1             APACHE Medical Systems, Inc. Employee Stock Option Plan+*

10.2             APACHE Medical Systems, Inc. Non-Employee Director Option
                 Plan+*

10.3 Sublease Agreement between the Company and First Union National Bank of Virginia, dated March 17, 1994*

10.4 Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995*

10.5             Form of Warrant Agreement relating to warrants issued in 1995*

10.6 Warrant Agreement between the Company and Venture Fund of Washington, dated May 13, 1991*

10.7 Loan Agreement between the Company and Benefit Capital Management Corporation, dated February 24, 1995*

10.8 Licensing Agreement between the Company and Cerner Corporation, dated February 2, 1995*

10.9 Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994*

10.10 Agreement between the Company and The George Washington University, dated August 19, 1994*

10.11 Letter Agreement between the Company and the Northern New England Cardiovascular Disease Study Group, dated March 13, 1995*

10.12 Licensing Agreement between the Company and Quality Information Management Corporation, dated March 24, 1994*

10.13 Marketing Agreement between the Company and American Healthcare Systems Purchasing Partners, L.P., dated as of June 3, 1996*

11.1             Computation of Earnings Per Share

27               Financial Data Schedule
- ---------------
+                Denotes compensatory plan.
*                Incorporated herein by reference from the Company's
                 Registration Statement on Form S-1, SEC file no. 333-4106, dated April 26, 1996.

         (b)     Reports on Form 8-K --

         No reports on Form 8-K have been filed during the quarter ended June 30, 1996.

                                   SIGNATURES




            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            APACHE MEDICAL SYSTEMS, INC.



Date: August 9, 1996                        /s/Gerald E. Bisbee, Jr.
     ----------------                      ------------------------------------
                                           Gerald E. Bisbee, Jr.
                                           Chairman and Chief Executive
                                           Officer



Date: August 9, 1996                        /s/Brion D. Umidi
     ----------------                      ------------------------------------
                                           Brion D. Umidi
                                           Vice President, Finance and
                                           Administration and Treasurer (Chief
                                           Financial and Accounting Officer)