Form 10-Q
period 1996-09-30
APACHE MEDICAL SYSTEMS INC
filed 1996-11-08
CIK 883697

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

 (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                               ------------------------------

                                       or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________________

Commission file number                    000-20805
                      ---------------------------------------------------

                        APACHE MEDICAL SYSTEMS, INC.
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                             23-2476415
-------------------------------                            --------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1650 Tysons Boulevard, McLean, Virginia                            22102
---------------------------------------                            -----
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X             No
                                          -----------          ----------

                                   6,871,353
                                   ---------
                       (Number of shares of common stock
                      outstanding as of November 8, 1996)

                          APACHE MEDICAL SYSTEMS, INC.


                                     INDEX


                                                                                Page No.
                                                                                --------
Part I - Financial Information

         Item 1 - Financial Statements

                 Consolidated Balance Sheets -- September 30, 1996
                     (unaudited) and December 31, 1995                                 1

                 Consolidated Statements of Operations (unaudited)
                     - three months and nine months ended September
                     30, 1996 and 1995                                                 2

                 Consolidated Statements of Cash Flows (unaudited)
                     - nine months ended September 30, 1996 and 1995                   3

                 Consolidated Statements of Changes in
                     Stockholders' Equity (Deficit) - nine months
                     ended September 30, 1996 (unaudited) and year
                     ended December 31, 1995                                           4

                 Notes to Consolidated Financial Statements (unaudited)              5-6


         Item 2 - Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                      7-10


Part II - Other Information

         Item 5 - Other Information                                                   11

         Item 6 - Exhibits and Reports on Form 8--K                                12-13

Signatures                                                                            14

                        PART I: FINANCIAL INFORMATION

                         APACHE MEDICAL SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                                                                 September 30,        December 31,
                                                                                                      1996                1995
                                                                                                 -------------        ------------
ASSETS                                                                                            (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                         $   23,377           $   4,036
Accounts receivable, net of allowance for doubtful accounts                                            2,716               1,420
Other trade receivables                                                                                  199                 162
Prepaid expenses and other                                                                               715                 124
                                                                                                 -------------        ------------
      TOTAL CURRENT ASSETS                                                                            27,007               5,742

Other trade receivables, net of current maturities                                                        16                  75

Furniture and equipment                                                                                2,605               2,887
Less accumulated depreciation and amortization                                                        (1,588)             (1,496)
                                                                                                 -------------        ------------
                                                                                                       1,017               1,391
Capitalized software development costs, net                                                              659                 701
                                                                                                 -------------        ------------

      TOTAL ASSETS                                                                                $   28,699           $   7,909
                                                                                                 =============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable                                                                                  $      276           $     922
Accrued expenses                                                                                       1,431                 723
Current maturities of obligations under capital leases                                                    95                 191
Current maturities of notes payable - stockholders                                                       237                 250
Current maturities of notes payable - other                                                               90                 224
Deferred revenue                                                                                       1,147               1,915
                                                                                                 -------------        ------------
      TOTAL CURRENT LIABILITIES                                                                        3,276               4,225
Deferred rent benefit                                                                                    167                 186
Obligations under capital leases, net of current maturities                                                6                  63
Notes payable - stockholders, net of current maturities                                                  100                 835
Notes payable - other, net of current maturities                                                          95                 181

Redeemable convertible preferred stock                                                                     -              20,732

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, authorized shares, 30,000,000 at September 30, 1996 and
5,769,231 at December 31, 1995; issued and outstanding shares, 6,871,353 at
September 30, 1996 and 1,075,458 at December 31, 1995                                                     69                  11
Additional paid-in capital                                                                            45,258               1,363
Cumulative dividends and accreted issue costs on redeemable convertible preferred stock                    -              (1,779)
Accumulated deficit                                                                                  (20,272)            (17,908)
                                                                                                 -------------        ------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                            25,055             (18,313)
                                                                                                 -------------        ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           $   28,699           $   7,909
                                                                                                 =============        ============

See accompanying notes to consolidated financial statements.

                         APACHE MEDICAL SYSTEMS, INC
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                  (dollars in thousands, except share data)

                                                        Three Months Ended                    Nine Months Ended
                                                  September 30,     September 30,       September 30,     September 30,
                                                      1996              1995                1996              1995
                                                  -------------     -------------       -------------     -------------
REVENUE:
  Systems                                           $    1,726        $    1,256          $    4,535        $    2,582
  Support                                                  354               366               1,059               966
  Professional services                                    434               524                 590             1,173
                                                  -------------     -------------       -------------     -------------

Total revenue                                            2,514             2,146               6,184             4,721

EXPENSES:
  Cost of operations                                       699               686               2,214             2,134
  Research and development                                 550               529               1,211             1,604
  Selling, general and administrative                    2,142             1,232               5,175             4,188
                                                  -------------     -------------       -------------     -------------

Total expenses                                           3,391             2,447               8,600             7,926

LOSS FROM OPERATIONS                                      (877)             (301)             (2,416)           (3,205)

OTHER INCOME (EXPENSE):
  Interest income                                          312                 2                 393                29
  Interest expense                                        (131)             (140)               (341)             (294)
  Other, net                                                 -                 2                   -                 2
                                                  -------------     -------------       -------------     -------------

Total other income (expense)                               181              (136)                 52              (263)

NET LOSS                                            $     (696)       $     (437)         $   (2,364)       $   (3,468)
                                                  =============     =============       =============     =============

Net loss per share                                  $    (0.08)                -          $    (0.38)                -
                                                  =============     =============       =============     =============

Weighted average number of shares used
for calculation of net loss per share                    6,851                 -               5,381                 -
                                                  =============     =============       =============     =============

See accompanying notes to consolidated financial statements.

                         APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (undaudited)
                                (in thousands)


                                                                                       Nine Months Ended
                                                                                 September 30,    September 30,
                                                                                     1996              1995
                                                                                --------------    -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:

  Net loss                                                                        $  (2,364)        $  (3,468)
  Adjustments to reconcile net loss to net cash
  from (used for) operating activities:
   Depreciation and amortization                                                        640               451
   Provision for doubtful accounts                                                       75                 -
   Loss on sale of furniture and equipment                                                -                69
   Accretion of interest                                                                252               216
   Stock options earned through performance plan                                          5                 -
   Increase in accounts receivable                                                   (1,371)             (128)
   Decrease in other trade receivables                                                   23               140
   Increase in other current assets                                                    (263)              (72)
   Increase in accounts payable and accrued expenses                                     62               429
   Decrease in deferred rent                                                            (19)              (25)
   Increase (decrease) in deferred revenue                                             (768)              256
                                                                                --------------    -------------

   NET CASH USED IN OPERATING ACTIVITIES                                             (3,728)           (2,132)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:

  Capitalized software development costs                                               (131)             (200)
  Purchase of furniture and equipment, net of disposals                                 (53)              (31)
  Proceeds from sale of furniture and equipment                                           -               221

                                                                                --------------    -------------
   NET CASH USED IN INVESTING ACTIVITIES                                               (184)              (10)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                      (153)             (131)
  Principal payments on borrowings                                                     (220)              (78)
  Proceeds from issuance of note payable                                                  -             2,350
  Issuance costs on preferred stock                                                     (37)                -
  Proceeds from issuance of common stock upon exercise of options                         6                 8
  Proceeds from initial public offering of common stock                              27,600                 -
  Issuance costs on initial public offering of common stock                          (3,034)                -
  Payments of cumulative dividends                                                     (909)                -

                                                                                --------------    -------------
   NET CASH FROM FINANCING ACTIVITIES                                                23,253             2,149
                                                                                --------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            19,341                 7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      4,036               209
                                                                                --------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $  23,377         $     216
                                                                                ==============    =============

SUPPLEMENTAL INFORMATION:
Cash payments for interest                                                        $     123         $      17
                                                                                ==============    =============

See accompanying notes to consolidated financial statements.

                         APACHE MEDICAL SYSTEMS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (in thousands except share data)



                                                                                        CUMULATIVE
                                                                                      DIVIDENDS AND
                                                                                         ACCRETED
                                                                                       ISSUE COSTS
                                                  COMMON STOCK          ADDITIONAL     ON CUMULATIVE
                                             -----------------------      PAID-IN       REDEEMABLE     ACCUMULATED
                                               SHARES        AMOUNT       CAPITAL    PREFERRED STOCK     DEFICIT       TOTAL
                                             -----------    --------   ------------  ---------------   -----------   ---------
BALANCE AT DECEMBER 31, 1994                  1,072,835        $11          $569          ($878)        ($14,100)    ($14,398)

Issuance of convertible preferred stock
warrants                                              -          -           787              -                -          787
Exercise of stock options                         2,623          -             7              -                -            7
Accretion of cumulative dividends and
issue costs on redeemable preferred
stock                                                 -          -             -           (901)               -         (901)
Net loss                                              -          -             -              -           (3,808)      (3,808)
                                             -----------    --------   ------------  ---------------   -----------   ---------
BALANCE AT DECEMBER 31, 1995                  1,075,458         11         1,363         (1,779)         (17,908)     (18,313)

Exercise of stock options                           788          -             7              -                -            7
Issuance of common stock through
initial public offering                       2,300,000         23        27,577              -                -       27,600
Accretion of cumulative dividends and
issue costs on redeemable preferred
stock                                                 -          -             -           (679)               -         (679)
Conversion of convertible preferred
stock                                         3,294,519         33        20,017              -                -       20,050
Conversion of convertible debt                  122,257          1           999              -                -        1,000
Conversion of cumulative dividends on
redeembable preferred stock                      78,331          1           939              -                -          940
Reclass cumulative dividends on
redeemable preferred stock to APIC                    -          -        (1,850)         1,850                -            -
Reclass accreted issue costs on
redeemable preferred stock to APIC                    -          -          (608)           608                -            -
Reclass unaccreted issue costs on
redeemable preferred stock to APIC                    -          -          (526)             -                -         (526)
Issuance cost of initial public
offering                                              -          -        (3,034)             -                -       (3,034)
Stock options outstanding                             -          -           374              -                -          374
Net loss                                              -          -             -              -           (2,364)      (2,364)
                                             -----------    --------   ------------  ---------------   -----------   ---------
BALANCE AT SEPTEMBER 30, 1996
(UNAUDITED)                                   6,871,353        $69       $45,258              -         ($20,272)     $25,055
                                             ===========    ========   ============  ===============   ===========   =========


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

2.       INITIAL PUBLIC OFFERING

On July 3, 1996, the Company completed an initial public offering of its Common Stock whereby 2,000,000 shares were issued at $12 per share resulting in net proceeds of approximately $22,320,000, after underwriting discounts and commissions and before other expenses of the offering. Additionally, 300,000 shares for the underwriter's over-allotment were issued on July 9, 1996 at $12 per share resulting in net proceeds of approximately $3,348,000, after underwriter discounts and commissions and before other expenses of the offering. Other issuance costs incurred in conjunction with the initial public offering totaled $1,100,000. The initial public offering commenced on June 28, 1996, and the closing and payment of the purchase price took place on July 3, 1996.

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

3.       EARNINGS PER SHARE

Earnings per share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period.

4.       COST OF OPERATIONS AND GROSS MARGIN BY PRIMARY REVENUE
         SOURCES

The following represents revenues and cost of operations by primary revenue sources for the three months and nine months ended September 30, 1996:

                             3 Months Ended       9 Months Ended
                              Sept 30, 1996        Sept 30, 1996
                             --------------      ---------------
                                        (in thousands)
Revenue:

 Systems                       $     1,726         $      4,535
 Support                               354                1,059
 Professional services                 434                  590
                             --------------      ---------------
   Total revenue                     2,514                6,184


Cost of operations:
 Systems                               479                1,559
 Support                               137                  426
 Professional services                  83                  229
                             --------------      ---------------
   Total cost of operations            699                2,214

                             --------------      ---------------
Gross margin                   $     1,815         $      3,970
                             ==============      ===============

                          APACHE MEDICAL SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS
                       ENDED SEPTEMBER 30, 1996 AND 1995


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

Revenue for the quarter ended September 30, 1996 increased 17% to $2.5 million from $2.1 million in the prior year period. Systems revenue for the quarter ended September 30, 1996, increased 37% to $1.7 million from $1.3 million in the prior year period. The increase was due primarily to the introduction and sale of other systems and benchmark studies and the recording of revenue relating to the percentage of completion method of accounting for 1995 and 1996 MCMP sales. Support revenue for the quarter ended September 30, 1996 decreased 3% to $354,000 from $366,000 in the prior year period due to the renegotiation of annual support fees for a significant client which resulted in lower annual support fees for the second half of 1996 and by enhanced support fees recorded during 1995 and not repeated in the current third quarter, partially offset by an increase in the MCMP installed client base.
Professional service revenue for the quarter ended September 30, 1996 decreased 17% to $434,000 from $524,000 for the prior year period. The decrease in professional service revenue is due to the reduction of services sold to biotechnology companies, which resulted from the Company's focus on the sale of MCMP products and other systems during the first nine months of 1996. The Company, however, is currently hiring individuals who will be devoted to marketing and selling professional services.

Cost of operations for the quarter ended September 30, 1996 increased 2% to $699,000 from $686,000 in the prior year period, due to the increase in staffing requirements for client services and system consulting services and the increase of $35,000 in amortization expense of capitalized software development costs. These cost increases were partially offset by a decrease in third party hardware and software costs and the reduction of costs resulting from process improvement programs implemented during 1996. Cost of operations for the quarter ended September 30, 1996 decreased to 28% of revenue from 32% in the prior year period, due to the increase in revenue for the period which more than offset the increase in cost of operations.

Research and development expenses for the quarter ended September 30, 1996 increased 4% to $550,000 from $529,000 in the prior year period, due primarily to an increase in third party consulting expenses to expedite the release of new products for the third and fourth quarter of 1996. This increase was partially offset by a decrease in payroll expenses related to research and development activities and in third party research fees. During the quarter ended September 30, 1996, $55,000 of product development activity was capitalized, compared to $50,000 in the prior year period. Research and development expenses for the quarter ended September 30, 1996 decreased to 22% of revenue from 25% in the prior year period, due to the increase in revenue for the period which more than offset the increase in research and development expenses.

Selling, general and administrative expenses for the quarter ended September 30, 1996 increased 74% to $2.1 million from $1.2 million in the prior year period, due to an increase in sales and marketing staff and related overhead costs, sales commissions resulting from an increase in sales and an increase in expenses associated with public reporting requirements. Selling, general and administrative expenses for the quarter ended September 30, 1996 increased to 85% of revenue from 57% for the prior year period due to the same factors as noted above, which were only partially offset by an increase in revenue.

Other income (expense) increased from ($136,000) in the quarter ended September 30, 1995 to $181,000 for the quarter ended September 30, 1996. The increase is attributable to the increase in interest income from the Company's average cash and cash equivalent balance and a decrease in interest-bearing notes payable, partially offset by the write-off of non-cash imputed interest on the notes converted on July 3, 1996, the closing date of initial public offering.

Nine Months Ended September 30, 1996 and 1995

Revenue for the nine months ended September 30, 1996 increased 31% to $6.2 million from $4.7 million in the prior year period. Systems revenue for the nine months ended September 30, 1996, increased 76% to $4.5 million from $2.6 million in the prior year period. This increase was due primarily to the increase in unit sales of the Company's MCMP product; the introduction and sale of other systems and benchmark studies; and the recording of revenue relating to the percentage of completion method of accounting for 1995 MCMP sales. Support revenue for the nine months ended September 30, 1996 increased 10% to $1.1 million from $966,000 in the prior year period due to an increase in the MCMP installed client base, partially offset by the renegotiation of annual support fees for a significant client which resulted in lower annual support fees for the second half of 1996 and by enhanced support fees recorded during 1995 and not repeated in the current year to date period. Professional service revenue for the nine months ended September 30, 1996 decreased 50% to $590,000 from $1.2 million for the prior year period. The decrease in professional service revenue is due to the reduction of services sold to biotechnology companies, which resulted from the Company's focus on the sale of MCMP products and other systems for the first nine months of 1996. The Company, however, is currently hiring individuals who will be devoted to marketing and selling professional services.

Cost of operations for the nine months ended September 30, 1996 increased 4% to $2.2 million from $2.1 million in the prior year period, due to an increase in staffing requirements in client services and system consulting services and the increase of $141,000 in amortization expense of capitalized software development costs. These cost increases were partially offset by a decrease in third party hardware and software costs and the reduction of costs resulting from process improvement programs implemented during 1996. Cost of operations for the nine months ended September 30, 1996 decreased to 36% of revenue from 45% in the prior year period, due to the increase in revenue for the period which more than offset the increase in cost of operations.

Research and development expenses for the nine months ended September 30, 1996 decreased 25% to $1.2 million from $1.6 million in the prior year period, due primarily to a decrease in third party research fees and payroll expenses related to research and development activities, partially offset by the increase in third party consulting expenses to expedite the release of new products for the third and fourth quarter of 1996. During the nine months ended September 30, 1996, $120,000 of product development activity was capitalized, compared to $200,000 in the prior year period. Research and development expenses for the nine months ended September 30, 1996 decreased to 20% of revenue from 34% in the prior year period, due to the same factors together with an increase in revenue.

Selling, general and administrative expenses for the nine months ended September 30, 1996 increased 24% to $5.2 million from $4.2 million in the prior year period, due to an increase in sales and marketing staff and related overhead costs, sales commissions resulting from an increase in sales and an increase in expenses associated with public reporting requirements. Selling, general and administrative expenses for the nine months ended September 30, 1996 decreased to 84% of revenue from 89% for the prior year period due primarily to the increase in revenue which more than offset the increase in selling, general and administrative expenses.

Other income (expense) increased from ($263,000) in the nine months ended September 30, 1995 to $52,000 for the nine months ended September 30, 1996. The increase is attributable to an increase in interest income from the Company's average cash and cash equivalent balance partially offset by the write-off of non-cash imputed interest on the notes converted on July 3, 1996, the closing date of initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $23,400,000 as of September 30, 1996 compared to $4,000,000 as of December 31, 1995. On July 3, 1996, the Company completed an initial public offering of its Common Stock whereby 2,000,000 shares were issued at $12 per share resulting in net proceeds of approximately $22,320,000, after underwriting discounts and commissions and before other expenses of the offering. Additionally, 300,000 shares for the underwriter's over-allotment were issued on July 9, 1996 at $12 per share resulting in net proceeds of approximately $3,348,000, after underwriter discounts and commissions and before other expenses of the offering. Other issuance costs incurred in conjunction with the initial public offering totaled $1,100,000.

During the third quarter, cumulative dividends of $909,464 were paid and $3,700,000 was used for operating activities.

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

Item 6:  Exhibits and Reports on Form 8--K

      (a)   Exhibits --

Exhibit
Number      Description
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

10.9 Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994*

10.10 Agreement between the Company and The George Washington University, dated August 19, 1994*

10.11 Letter Agreement between the Company and the Northern New England Cardiovascular Disease Study Group, dated March 13, 1995*

10.12       Licensing Agreement between the Company and Quality
            Information Management Corporation, dated March 24, 1994*

10.13       Marketing Agreement between the Company and American
            Healthcare Systems Purchasing Partners, L.P., dated as of September 3, 1996*

11.1        Computation of Earnings Per Share

27          Financial Data Schedule

-----------
+           Denotes compensatory plan.
*           Incorporated herein by reference from the Company's
            Registration Statement on Form S-1, SEC file no. 333-4106, dated April 26, 1996.

      (b)   Reports on Form 8--K --

      No reports on Form 8--K have been filed during the quarter ended September 30, 1996.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  APACHE MEDICAL SYSTEMS, INC.



Date: November 8, 1996             /s/Gerald E. Bisbee, Jr.
     -----------------            ------------------------------------------
                                  Gerald E. Bisbee, Jr.
                                  Chairman and Chief Executive
                                  Officer



Date: November 8, 1996             /s/Brion D. Umidi
     ------------------           ------------------------------------------
                                  Brion D. Umidi
                                  Vice President, Finance and
                                  Administration and Treasurer (Chief
                                  Financial and Accounting Officer)



Date: November 8, 1996             /s/Lisa M. Clements
     ------------------           ------------------------------------------
                                  Lisa M. Clements
                                  Controller and Assistant Treasurer