Form 10-K
period 1996-12-31
APACHE MEDICAL SYSTEMS INC
filed 1997-03-20
CIK 883697

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996

                                       OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-20805

                          APACHE MEDICAL SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                DELAWARE                                     23-2476415
     (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)

                 1650 Tysons Boulevard, McLean, Virginia  22102
             (Address of principal executive offices and zip code)

                                 (703) 847-1400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                     Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                             No
                           -----                              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997 was approximately $36,428,272. The number of outstanding shares of Registrant's Common Stock as of that date was 6,871,353.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the annual stockholders' meeting to be held on May 6, 1997 are incorporated by reference into Part III.


------------------------------------------------------------------------------

                                     PART I

ITEM 1.          BUSINESS

OVERVIEW

         APACHE provides clinically-based decision support information systems and services to the healthcare industry. The Company believes that it is the only healthcare information company that can provide hospitals and physicians with patient-specific, concurrent and predictive outcomes information at the point of care that can be used to assist them in making clinical and resource utilization decisions. APACHE's products and services address the information needs of both clinicians and healthcare administrators by enabling joint access to clinical and cost information, which facilitates both the containment of costs and the delivery of high-quality care. APACHE's products and services are focused on high-risk, high-cost patients, such as cardiovascular care, critical care and certain chronically-ill patients, who typically account for a disproportionately large share of healthcare expenditures.

INDUSTRY BACKGROUND

         The nearly $1 trillion healthcare industry in the United States has undergone rapid changes during the past decade. Government regulators and the private sector have instituted various measures intended to lower the rate of increase in healthcare expenditures, including the institution of prospective payment programs, reductions in reimbursement rates, discounted fee-for-service programs and capitation payments. As a result of the continued migration from fee-for-service towards managed care, significant components of the financial risk inherent in the provision of healthcare have been transferred from payers to providers. Providers include hospitals, physicians and integrated delivery systems ("IDSs"), which are combinations of hospitals and physicians for managed care contracting purposes. In response to the transfer of financial risk, healthcare providers have increasingly focused their efforts on reducing costs while continuing to meet expectations for high-quality care.

         Hospitals initially responded to the increasing financial pressure by pursuing administrative cost savings. These cost savings, such as those resulting from negotiating discounted purchases and optimizing staff and inventory, were facilitated in part through the analysis of data generated by administrative and financial information systems. Although many of these administrative savings initiatives have been implemented, the financial pressures on providers continue to increase. The next opportunity to realize significant savings is in more efficiently managing utilization of clinical resources, such as controlling the number and type of procedures performed and the length of a patient's stay. In order to realize such savings while maintaining the quality of care, providers have sought access to sophisticated clinical information.

         Initial efforts to develop decision support tools were based on the use of data derived from charge-based information such as billing and claims forms. Charge-based systems have a number of limitations, including: (i) the lack of clinical detail that is inherent in charge data; (ii) the lack of statistically significant comparative clinical information against which individual cases can be measured; (iii) the retrospective nature of the information, which is unable to support medical decision makers during the care process; and (iv) clinicians' skepticism of clinical data derived from financial records. Moreover, such systems generally have not been designed to focus on high-risk, high-cost patients, who typically account for a disproportionately large share of hospital costs.

         In recent years, it has become possible to develop clinical decision support systems that overcome these limitations. Methodologies have been developed that incorporate complex techniques of data collection and analysis to allow the assessment and prediction of clinical outcomes, or results, of patient treatment. Using these methodologies, extensive databases comprised of clinical outcomes information have been created. The collection of information for these databases has been made more affordable by the development of integration technology, which allows the information to be drawn directly from patient record keeping systems. Finally, more powerful software and hardware have become available to collect, retrieve and analyze patient-specific clinical outcomes data.

         In response to these technological advancements and continued healthcare industry trends, healthcare providers and suppliers are seeking more sophisticated, outcomes-based clinical decision support information systems. Such systems could provide timely access to patient-specific and severity-adjusted clinical outcomes information to assist healthcare providers in making critical point-of-care decisions. Ultimately, the Company believes that the availability of decision support tools that measure the current health status of patients and help predict clinical outcomes will facilitate the delivery of high-quality care at a lower cost.

THE APACHE SOLUTIONS

         APACHE believes that its products and services address the healthcare industry's need for sophisticated outcomes-based clinical decision support information. The APACHE solutions bridge the gap between the information needs of clinicians and those of hospital administrators by enabling joint access to clinical and cost information, which facilitates both the containment of costs and the delivery of high-quality care. The Company's systems, which incorporate software, hardware and related consulting services, generate information to assist providers in making timely and informed clinical resource utilization and patient care decisions. These clinical decision support systems are designed to enable providers to:

         - Determine appropriate cost-effective treatment plans for individual patients.

         - Compare actual individual patient outcomes with both predicted patient outcomes and statistically relevant similar hospital, regional and national norms.

         - Analyze the performance of physicians by using clinically-based, peer-reviewed severity-adjustment methods.

         - Analyze and measure quantifiable improvements in the clinical and cost outcomes of specified groups of patients.

         - Relate staffing and bed mix to the severity-adjusted mix of patients in a hospital unit.

         APACHE's products and services are differentiated from other healthcare decision support systems by the combination of the following factors:

         - Detailed Clinical Data. APACHE's products and services utilize detailed clinical data on a variety of health parameters (e.g., vital signs, laboratory results and measures of physiological function) and outcomes data (e.g., adverse occurrences, morbidity and mortality). In addition, APACHE's products and services utilize administrative and cost data, such as active treatment data and patient length of stay data.

         - Patient-specific, Severity-adjusted Data. APACHE's products and services utilize clinical and cost data for individual patients, in addition to patient groups. APACHE's methodologies severity-adjust these data to enable the assessment of the overall health status of the patient. Severity adjustment is a technique for weighting the relative factors affecting the degree of illness of a patient. Physicians use APACHE's patient-specific clinical decision support systems to develop individual patient care plans incorporating APACHE's severity-adjusted outcomes predictions.

         - Concurrent, Predictive Outcomes Information. APACHE's systems support physician decision making by providing outcomes information to the physician in three timeframes:
                  (i) predictions of the patient's outcomes (e.g., mortality, adverse occurrences and length of stay); (ii) current information, such as the patient's daily health status; and
                  (iii) historical or retrospective information about the patient or groups of similar patients. In contrast to retrospective systems, APACHE's ability to provide concurrent information permits the generation of predictive information during the course of a patient's care, thereby enhancing a physician's ability to direct treatment resources as the patient's health status changes.

         - Continuum of Care Capability. APACHE's products and services provide information to the physician throughout a patient's hospital stay by tracking the patient's outcomes with predictions on clinical and cost results, both pre- and post-procedure, thereby enabling physicians to better measure the appropriateness and adequacy of the care.

         - High-risk, High-cost Patient Focus. Unlike decision support systems that focus primarily on general hospital patients, APACHE's systems are specifically designed to help predict outcomes for high-risk, high-cost patients, such as cardiovascular care and critical care patients. These patients typically represent a disproportionately large share of hospital costs.

         APACHE's solutions are derived from the Company's clinical outcomes methodologies and proprietary databases.

         Clinical Outcomes Methodologies. APACHE's methodologies include algorithms that apply relative weightings to selected physiological variables to define a patient's health status. APACHE's methods of measuring variations in a patient's health status have been utilized in connection with more than 600 peer-reviewed articles in professional journals. APACHE has acquired rights to and refined these methodologies, which were originally developed over periods ranging from six to 18 years by leading academic medical centers such as The George Washington University Hospital, Dartmouth-Hitchcock Medical Center and The Cleveland Clinic Foundation. APACHE acquired rights to its first methodology, the critical care methodology, in 1988 through an exclusive commercial license agreement with The George Washington University.

         Proprietary Databases. The Company's databases include data on a variety of health parameters, such as vital signs, laboratory results and measures of physiological function, as well as outcomes data, such as adverse occurrences, morbidity and mortality. The databases contain information from more than 550,000 patients, many of whom are high-risk, high-cost patients.
The Company created, and continues to refine, the critical care and sub-acute care databases. APACHE acquired rights to its cardiovascular care and acute care databases in connection with the acquisition of the rights to related methodologies and has subsequently expanded and refined these databases. APACHE's databases are periodically updated with patient data from customers as well as special studies, with the goal of ensuring that the databases reflect the results of current medical practice on a national basis.

         APACHE's products and services currently include coverage of patients in the cardiovascular, critical, acute and sub-acute care categories. The cardiovascular care category includes angioplasty, open heart surgery, cardiac catheterization and other heart patient therapies. Examples of the critical care category are acute myocardial infarction, lung cancer and drug overdose patients. The acute care category includes congestive heart failure, stroke and hysterectomy patients and other therapies of similar severity. The sub-acute category includes emphysema, pneumonia and ventilator-dependent patients, among others.

         APACHE's products and services are currently focused on coverage of patients in the cardiovascular care and critical care categories. The Company also currently offers products and services for patients in the acute care and sub-acute care categories and intends to add additional categories in the future.


THE APACHE STRATEGY

         The Company's objective is to become the leading provider of clinical outcomes data and decision support systems and services to healthcare providers, suppliers and payers. APACHE intends to achieve this objective through the implementation of the following strategies:

         - Leverage Existing Customer Base. APACHE's comprehensive and integrated product line provides opportunities for the Company to market additional products and services to its existing customer base. The modular nature of APACHE's Medical Cost Management Program ("MCMP"), which is discussed in "APACHE Products and Services", allows healthcare providers to add to an existing system as APACHE introduces new products and services or as customers needs expand. The Company believes that many of its existing Benchmark Study and Consulting Study customers will purchase the Company's more sophisticated MCMP systems as they experience the benefits of APACHE's products and services.

         - Expand Market Share in the Provider Market. APACHE has provided products or services to over 500 of the approximately 5,200 community hospitals throughout the United States and, therefore, believes it has a significant opportunity to expand its market share. The Company plans to expand its market share by further increasing (i) the range of products and services offered; (ii) the size of the direct sales force; (iii) its marketing budget; and (iv) its utilization of distribution relationships.

         - Expand Market Share in the Supplier Market and Enter the Payer Market. APACHE has performed clinical trial studies and disease management projects for leading pharmaceutical and biotechnology companies and plans to expand its presence in the supplier market. In addition, while the Company currently markets its products and services primarily to providers and suppliers, APACHE intends to pursue opportunities in the healthcare payer market by leveraging existing methodologies and databases to develop products and services for healthcare payers.

         - Add Methodologies, Databases, Products and Services. APACHE seeks to acquire, license or develop new methodologies, databases, software and technologies in order to enhance existing products as well as to offer new products and services across the continuum of care, both within and outside of the hospital. In addition to its internal product development activities, the Company will continue to pursue the acquisition of product lines and medical data resources and will consider the acquisition of complementary businesses. Potential complementary business acquisitions may include professional services consulting firms, disease management firms or other companies with unique technologies or applications.

         - Continue to Develop Relationships with Key Industry Participants. The Company believes that relationships with key industry participants (i.e., Cerner Corporation and an affiliate of Premier, Inc. (Premier, Inc. is the largest healthcare alliance enterprise in the United States)) enhance APACHE's ability to develop new products, increase penetration of existing markets and gain access to new markets. APACHE intends to pursue strategic relationships with other healthcare information systems companies, providers, suppliers and payers.

APACHE PRODUCTS AND SERVICES

         APACHE offers products and services that are focused primarily on high-risk, high-cost patient categories, in particular cardiovascular care and critical care patients. In addition, the Company currently offers products and services in the acute care and sub-acute care categories. As a result of a recent acquisition, APACHE offers products in the chronic disease category relating to HIV/AIDS disease management. The Company believes that it has a competitive advantage, and that its greatest opportunities exist, in the area of high-risk, high-cost patient categories. Accordingly, APACHE plans to emphasize the marketing of its cardiovascular care and critical care products and services, while continuing to offer and support acute care and sub-acute care products and services and expanding into new categories, such as chronic disease management.

         The following tables summarize the products and services offered or being developed by the Company and includes new product names introduced in 1996 to reflect updates of the product line.

INFORMATION SYSTEMS PRODUCTS:

----------------------------------------------------------------------------------------------------------------------
  PRODUCT           PRODUCT LINE                TARGET MARKET               PRODUCT DESCRIPTION
----------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------
  Benchmark Study   Critical care;              Acute care hospitals with   Comparative analysis and report of a
                    cardiovascular care         ICU's; acute care           provider's clinical and financial
                                                hospitals with heart        performance.
                                                centers
----------------------------------------------------------------------------------------------------------------------
  Discover +        Critical care;              Acute care hospitals with   Point-of-care information system,
                    cardiovascular care         ICU's; acute care           providing daily and prospective outcomes
                                                hospitals with heart        predictions, as well as, response to
                                                centers                     treatment trending and reporting.  These
                                                                            tools support the case management of
                                                                            individuals and patient groups.
----------------------------------------------------------------------------------------------------------------------
  Voyager +         Critical care;              Acute care hospitals with   Multi-dimensional analytical tool,
                    cardiovascular care         ICU's; acute care           providing severity adjusted outcomes
                                                hospitals with heart        compared to normative standards,
                                                centers                     integration of financial and clinical
                                                                            outcomes and standard reports.
----------------------------------------------------------------------------------------------------------------------
  Surveyor+         Critical care;              Acute care hospitals with   Point-of-care information system,
                    cardiovascular care         ICU's; acute care           providing pre- and post interventional
                                                hospitals with heart        severity adjusted outcomes, predictions,
                                                centers                     analytical capabilities and reporting.
----------------------------------------------------------------------------------------------------------------------
  Heart Center      Cardiovascular care         Acute care hospitals with   Provides clinicians with point-of-care
  Departmental                                  heart centers               data capture, reporting and clinical
  Information                                                               decision support.
  System
----------------------------------------------------------------------------------------------------------------------
  Medical Cost      Critical care;              Acute care hospitals with   An integrated set of APACHE products and
  Management        cardiovascular care         ICU's; acute care           services, providing comprehensive
  Program                                       hospitals with heart        clinical decision support.
                                                centers
----------------------------------------------------------------------------------------------------------------------
  HIV Manager       HIV/AIDS                    Physicians and              Physician practice management tool
                                                Physicians' Groups          including electronic medical record and
                                                                            outcomes comparisons to national and
                                                                            group norms.
----------------------------------------------------------------------------------------------------------------------

DISEASE MANAGEMENT PRODUCTS AND SERVICES:

------------------------------------------------------------------------------------------------------------------------
  PRODUCT           PRODUCT LINE                TARGET MARKET                PRODUCT DESCRIPTION
------------------------------------------------------------------------------------------------------------------------
  Clinical Trial    All Product Lines           Pharmaceutical,              Protocol/analytic study design;
  Support                                       biotechnology, medical       severity adjusted risk prediction
                                                device/diagnostic            modeling in support of efficacy testing
                                                companies; contract          and reporting.
                                                research organizations;
                                                etc.

------------------------------------------------------------------------------------------------------------------------
  Product           All Product Lines           Pharmaceutical,              Outcomes research; market analysis;
  Marketing                                     biotechnology, medical       data sets; data analysis; reporting and
  Information                                   device/diagnostic            related services.
  Tools                                         companies; contract
                                                research organizations;
                                                etc.

------------------------------------------------------------------------------------------------------------------------
  Disease           All Product Lines           Pharmaceutical,              Short and long term cost benefit
  Management                                    biotechnology, medical       analysis; defining product roles in
  Programs                                      device/diagnostic            determining outcomes from therapeutic
                                                companies; contract          interventions.
                                                research organizations;
                                                etc.
------------------------------------------------------------------------------------------------------------------------


CONSULTING SERVICES:

------------------------------------------------------------------------------------------------------------------------
  PRODUCT           PRODUCT LINE                TARGET MARKET               PRODUCT DESCRIPTION
------------------------------------------------------------------------------------------------------------------------
  Various           Information systems         APACHE system clients;      Clinical process improvement; outcomes
                    related                     acute care hospitals with   management; focused reviews, analytical
                                                ICU's; acute care           services; data information; Joint
                                                hospitals with heart        Commission on Accreditation of
                                                centers                     Healthcare Organizations readiness
                                                                            assessments, etc.
------------------------------------------------------------------------------------------------------------------------
  Custom Clinical   Custom analysis and         Providers of care           Focused point-of-care information
  Decision          design                                                  systems development services.
  Support Tools
------------------------------------------------------------------------------------------------------------------------
  Custom Clinical   Custom analysis and         Acute care hospitals with   Focused professional service, supporting
  Process           design                      public quality issues       standards based clinical practice
  Improvement                                                               change.
  Projects
------------------------------------------------------------------------------------------------------------------------
  Cost and          Custom analysis and         Providers of care           Focused services, providing credible
  Quality Studies   design                                                  investigating and reporting of quality
                                                                            and cost of care delivery.
------------------------------------------------------------------------------------------------------------------------


         Medical Cost Management Program. The MCMP encompasses a variety of APACHE's family of products and services tailored to the needs of the individual client. It is an integrated approach to decision support comprised of software, hardware and related consulting and disease management services designed to provide point-of-care, severity-adjusted clinical and financial information to physicians within the hospital.

         Healthcare providers can use the Company's MCMP to: (i) manage the quality and cost of care for high-risk, high-cost patients; (ii) compare actual individual patient outcomes with both predicted patient outcomes and statistically relevant similar hospital, regional and national norms; (iii) analyze and compare the performance of physicians using clinically-based, peer-reviewed severity-adjustment methods; (iv) analyze and measure quantifiable improvements in the clinical and cost outcomes of specified groups of patients; and (v) relate staffing and bed mix to the severity-adjusted mix of patients in a hospital unit. Through the MCMP, a provider can develop a customized outcomes-based clinical decision support program.

         The technical capabilities of the MCMP are combined with a four-step clinical process improvement strategy that provides clinicians with a structured approach for using information generated by a Company system to match the patient's health status with the most appropriate care plan. First, the MCMP analyzes and compares, initially through benchmarking, the clinical and financial data of a select group of the provider's patients who all suffer from the same disease to the best demonstrated practices identified in APACHE's database. Second, providers combine these guidelines with their patients' severity-adjusted clinical data to target specific patients for active practice management. Third, providers utilize the results from this analysis to develop severity-adjusted guidelines and practice management strategies. In the final step, the MCMP generates real-time, severity-adjusted information through the use of a variety of APACHE products, that the provider can use to improve the cost effectiveness and appropriateness of an individual patient's care.

CUSTOMER TRAINING AND SUPPORT

         The Company provides training to customers on the use of APACHE's products. In addition to direct user training, APACHE trains customer representatives to train their own personnel. Following initial training, the Company provides a high level of customer support including follow-up training, a toll-free, 24-hour-per-day, seven-day-per-week customer service hotline and periodic product upgrades. Customers pay an annual support service fee approximately equal to 15% of the hardware and software portion of the product price for these ongoing support services. The Company continues to expand its suite of customer services in order to address the dynamic and growing needs of its customers.

CUSTOMERS

         APACHE currently markets its products and services to two types of customers: healthcare providers and healthcare suppliers. To date, APACHE has sold its products and services to over 400 customers. The Company's healthcare provider customers are primarily medium to large individual hospitals, hospital systems or alliances and physician group practices. The Company's healthcare supplier customers are primarily pharmaceutical manufacturers and biotechnology companies. In addition, as the Company increases the range of products and services offered, the Company intends to market to insurance companies, health maintenance organizations and other managed care companies, and other healthcare payers.

         The Company's provider customer base is geographically diverse, including urban and rural hospitals located primarily throughout the United States. The Company has also sold an MCMP to a hospital in Australia and consulting services to hospital groups in the United Kingdom and Japan. APACHE's supplier customers are located primarily in the United States. While foreign activity has not been material to date, the Company intends to continue the development of these markets in the future.

         The Company's provider customers include hospitals within investor-owned hospital chains, such as Doctor's Hospital of Dallas, a member of Tenet Healthcare Corporation, and St. Vincent Charity Hospital, a member of Columbia/HCA Healthcare Corporation; academic and teaching hospitals, such as The Cleveland Clinic Foundation and The Mayo Foundation; not-for-profit hospitals within integrated systems, such as Kaiser Foundation Hospitals; and community hospitals. In addition, APACHE's provider customers include Vencor, Inc., a multi-facility provider of long-term acute and sub-acute care; medical professional organizations, such as the American College of Cardiology, with which the Company contracted to provide data analysis and risk modeling services for approximately 200 hospitals; medical consortiums, such as the University HealthSystem Consortium, with which the Company contracted to conduct Benchmark Studies at approximately 40 hospitals; and medical coalitions, such as the Cleveland Health Quality Choice Program.

TECHNOLOGY AND PRODUCT DEVELOPMENT

         The Company believes that the timely development of new products and the enhancement of existing products are important to continue to build on its competitive position. APACHE releases upgrades and new products on a periodic basis.

         The Company's product development strategy is directed toward creating new products that: (i) leverage APACHE's databases; (ii) increase the functionality of current products; (iii) expand coverage along the continuum of care and to additional disease or procedure groups; and (iv) provide customers with a selection of decision support systems at various price points. The Company's products are primarily internally developed software and analytical studies. Hardware products offered by the Company are sourced from other vendors and resold by APACHE as components of an integrated system incorporating the Company's software. The software products are generally built on a client/server architecture that includes UNIX workstation servers, Windows-based PCs, graphical user interfaces and other software developed by third-party vendors. The server hosts a comprehensive data repository using relational database management system ("RDBMS") technologies and multidimensional database ("MDDB") technologies. The server can interface with hospital systems, such as the laboratory, admission and bedside charting systems, and uses the current versions of the industry standard healthcare information protocols.

         In addition, the Company has developed relationships with key industry participants to enhance its product offerings. For example, the Company has cooperated with Hewlett-Packard Company and EMTEK Motorola Healthcare Company to incorporate APACHE's software into their critical care products.

         APACHE's consultants offer guidance to the Company's research and development process by providing current market research regarding customer preferences. Consulting services build on the Company's databases, software products and broad disease coverage. As these products and services continue to evolve, additional consulting applications will be developed and marketed to existing and new customers.

SALES AND MARKETING

         The Company markets and sells its products and services generally through its thirteen-person direct sales force, each of whom focuses on a specific geographic region of the country. The Company has developed a customer profiling process based upon criteria established by the Company that is designed to identify healthcare providers that have the greatest opportunities for cost savings. APACHE's direct sales force targets its marketing efforts at those healthcare providers that are highlighted through this profiling process.

         APACHE believes that the most effective use of its direct sales force in marketing provider programs is to focus on individual hospitals, typically having 250 or more licensed beds, hospital systems or alliances and large physician group practices. The Company markets some of its provider programs to smaller individual hospitals and other healthcare providers through focused print advertising and telemarketing, as well as through medical professional organizations, medical consortiums and trade shows. In addition, the Company has formed a relationship with Cerner Corporation ("Cerner") pursuant to which Cerner has agreed to market one of APACHE's methodologies as a component of Cerner's product line.

         APACHE's consulting services are marketed both as part of the MCMP and separately by the Company's consultants as stand-alone products. The Company's Disease Management programs are marketed by the developers of those programs and other Company professionals directly to pharmaceutical and biotechnology companies as well as through IMS America and other strategic partners and resellers.

         The Company is using a portion of the proceeds of its initial public offering to expand its direct sales force. During 1996, the sales force was expanded from seven to 12 representatives. This increase reduced the geographic responsibility for each salesperson, thereby allowing more intense coverage in each region. In addition, APACHE may rely on strategic relationships in the future to market certain of its provider programs, both domestically and internationally.

         During 1996, the Company entered into a marketing agreement with an affiliate of Premier Inc. ("Premier"), which provides buying services to a group of approximately 1,800 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999. During the latter half of 1996, the Company conducted a marketing program with Premier which resulted in the sale of approximately 100 benchmark studies to its membership hospitals.

PROPRIETARY RIGHTS

         The Company has made significant investments in the development and maintenance of its risk-adjustment methodologies and its proprietary clinical and financial databases and software. The clinical databases maintained by the Company include a highly detailed level of clinical information that the Company believes provides a key advantage over competing decision support systems when combined with APACHE's value-added clinical software. APACHE has multi-disciplinary clinical and database management personnel that audit, edit and standardize data from customers and other sources to maintain highly statistically relevant databases. The Company believes that the sophistication of its risk-adjustment methodologies, the richness of its corresponding proprietary databases and the usefulness of its software provide better outcomes measurements and utilization control than competitive systems.

         The Company depends upon a combination of trade secret and copyright laws, nondisclosure and other contractual provisions and technical measures to protect its proprietary rights in its methodologies, databases and software. The Company has not filed any patent applications covering its methodologies and software. The Company distributes its software products under agreements that grant customers non-exclusive licenses and contain terms and conditions restricting the disclosure and use of APACHE's databases or software and prohibiting the unauthorized reproduction or transfer of its products. In addition, APACHE attempts to protect the secrecy of its proprietary databases and other trade secrets and proprietary information through agreements with employees and consultants. Portions of APACHE's methodologies are, however, available in scientific literature and bona fide researchers have been granted access to portions of APACHE's databases for peer review and other research purposes.

         The Company also seeks to protect the source code of its software and its databases as trade secrets and under copyright law. The Company has copyright registrations for certain of its software, user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data are protectible, the actual data are not, and others are free to create databases that perform the same function. The Company believes, however, that the creation of competing databases would be very time consuming and costly.

         "APACHE" is registered as a trademark and/or service mark in connection with certain of the Company's current products and services in the United States, Australia, Benelux, Brazil, Canada, France, Germany, Italy, Sweden and the United Kingdom. The Company believes that it has developed substantial goodwill in connection with its mark as an indicator of quality products and services.

         The Company believes that, aside from the various legal protections of its proprietary information and technologies, factors such as the technological and creative skills of its personnel and its ongoing reliable product maintenance and support are integral to establishing and maintaining its leadership position within the healthcare industry due to the rapid pace of innovation within the software industry. In addition, although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim.

COMPETITION

         The market for healthcare information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors for clinical outcomes systems are the quality and depth of the underlying clinical outcomes databases, the proprietary nature of methodologies, databases and technical resources, the usefulness of the data and reports generated by the software, customer service and support, compatibility with the customer's existing information systems, potential for product enhancement, vendor reputation, price and the effectiveness of marketing and sales efforts.

         The Company's competitors include other companies that collect and distribute healthcare data, such as Impath Laboratories Inc., Mecon, Inc., HCIA Inc., Summit Medical Systems, Inc., Transition Systems Inc. and Oacis Health Care Holdings, Corp. Other companies that provide healthcare information systems include Cerner Corporation, HBO & Company, Shared Medical Systems Corporation, Phamis Inc., HPR Inc. and Vitalcom. However, the Company's products and services are differentiated from the products and services offered by competitors by virtue of the fact that the Company's products and services, unlike competing products and services, focus primarily on high-risk, high-cost patients and provide both concurrent and predictive outcomes information. Moreover, the Company believes that there are no dominant competitors to the Company in the field of healthcare information systems that focus on high-risk, high-cost patients or that provide concurrent and predictive outcomes information. Many of the Company's competitors and potential competitors have greater financial, product development, technical and marketing resources than the Company, and currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. The Company also faces significant competition from internal information services at individual hospitals, large hospital alliances, for-profit hospital chains and managed care companies, many of which have developed their own outcomes databases. As the market for decision support systems develops, additional competitors may enter the market and competition may intensify. While the Company believes that it has successfully differentiated itself from competitors, there can be no assurance that future competition would not have a material adverse effect on the Company.

GOVERNMENT REGULATION

         The confidentiality of patient records and the circumstances under which such records may be released is subject to substantial regulation under state and federal laws and regulations. To protect patient confidentiality, data entries to APACHE's databases omit any patient identifiers, including name, address, hospital and physician. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws would not materially restrict the ability of the Company to obtain patient information originating from records.

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, government regulation of reimbursement rates and capital expenditures in the United States healthcare industry has increased. Lawmakers continue to propose programs to reform the United States healthcare system, which may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals by curtailing or deferring investments, including investments in the Company's products. The Company cannot predict what impact, if any, such factors may have on its business, financial condition and results of operations or on the price of the Common Stock.

         Certain products, including software applications, intended for use in the diagnosis of disease or other conditions, or in the cure, treatment, mitigation or prevention of disease, are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act of 1938 (the "FDCA"), as amended. The FDCA imposes substantial regulatory controls over the manufacturing, testing, labeling, sale, distribution, marketing and promotion of medical devices and other related activities. These regulatory controls can include, for example, compliance with the following: manufacturer establishment registration and device listing; current good manufacturing practices; completion of premarket notification or premarket approval; medical device adverse event reporting; and general controls over misbranding and adulteration. Violations of the FDCA can result in severe criminal and civil penalties, and other sanctions, including, but not limited to, product seizure, recall, repair or refund orders, withdrawal or denial of premarket notifications and approvals, and denial or suspension of government contracts, and injunctions against unlawful product manufacture, labeling, promotion, and distribution or other activities.

         In its 1989 Policy for the Regulation of Computer Products (the "1989 Policy Statement"), the FDA stated that it intended to exempt certain clinical decision support software products from a number of regulatory controls. Under the 1989 Policy Statement, the FDA stated that it intended to promulgate regulations exempting decision support software products that are intended to involve "competent human intervention before any impact on human health occurs (e.g., where clinical judgment and experience can be used to check and interpret a system's output)" from the following controls: manufacturer establishment registration and device listing, premarket notification, and compliance with the medical device reporting and current good manufacturing practice regulations. In the 1989 Policy Statement, the FDA stated that until it promulgated regulations implementing the exemptions, manufacturers of eligible decision support software products would not be required to comply with those controls.

         Since issuing the 1989 Policy Statement, the FDA has neither promulgated the exemption regulations discussed in the 1989 Policy Statement nor actively sought to enforce compliance with the controls discussed in such Policy Statement. Furthermore, the FDA has referred to the 1989 Policy Statement in official presentations regarding software regulation and in decisions and opinions regarding the regulatory status of various products. Over the last few years, however, the FDA has stated that it intends to revise the 1989 Policy Statement and to base exemptions from regulatory controls, if any, upon a product specific "risk factor" analysis. The risk factors the FDA has proposed using include: (i) seriousness of the disease to be diagnosed or treated; (ii) time frame for use of the information; (iii) concordance with accepted medical practice; (iv) format of data and its presentation; (v) individualized versus aggregate patient care recommendations; and (vi) clarity of algorithms used in the software. Given the formative state of the FDA's evaluation and possible revision of the 1989 Policy Statement, there can be no assurance as to the criteria or application of such revisions, if any.

         The Company's products are intended to assist healthcare providers in analyzing economic and quality data related to patient care and expected outcomes in order to maximize or monitor the cost-effectiveness of general treatment plans and practice guidelines. These products are not intended to provide specific diagnostic data or results or affect the use of specific therapeutic interventions. As such, the Company believes that its products are not medical devices under the FDCA and, thus, are not subject to the controls imposed on manufacturers of medical devices. The Company further believes that to the extent that its products are determined to be medical devices, they fall within the exemptions for decision support systems provided by the 1989 Policy Statement. The Company has not taken action to comply with the requirements that would otherwise apply if the Company's products were non-exempt medical devices.

         Since 1992, the Company's products have been widely marketed and have been reviewed or evaluated in the medical literature. The FDA has neither requested that the Company take any action to comply with any controls under the FDCA nor notified the Company that it is not in compliance with any such controls. The Company is not aware of the FDA requiring other developers of similar products to take any action to comply with any controls under the FDCA, or of the FDA notifying such developers that they are not in compliance with any such controls with respect to those similar products.

         Nevertheless, there can be no assurance that the FDA will not make such a request or take other action to require the Company to comply with any or all current or future controls applicable to medical devices. There can be no assurance that, if such a request were made or other action were taken, the Company could comply in a timely manner, if at all, or that any failure to comply would not have a material adverse effect on the Company's business, financial condition, results of operations or on the price of the Common Stock, or that the Company would not be subjected to significant penalties or other sanctions. There can be no assurance that the FDA will continue any or all of the exemptions provided in the 1989 Policy Statement, or in a revised policy statement, if any, or that the FDA will promulgate regulations formally implementing such exemptions. There can be no assurance that the FDA will not now or in the future make determinations that the Company's current or future products are medical devices subject to FDA regulations and are ineligible for the exemptions from those regulations. If the FDA made such determinations, the Company would not be able to market its products without obtaining FDA clearance of premarket notifications, or FDA approval of premarket approval applications, submitted by the Company. The regulatory process can be lengthy, expensive, and uncertain; securing FDA clearances or approvals may require the submission of extensive non-clinical and clinical safety and effectiveness data together with other supporting information to the FDA; and there could be no assurance as to when if ever the FDA clearances or approvals would be obtained. There can be no assurance that the Company's current or future products will qualify for future exemptions, if any, nor can there be any assurance that any future requirements will not have a material adverse effect on the Company's business, financial condition and results of operations.

RECENT ACQUISITIONS

         In furtherance of the Company's strategies to expand its share of the provider and supplier markets, add databases and new technologies and develop relationships with key industry partners, the Company has completed two acquisitions since its IPO in July 1996.

         In December 1996, the Company completed the acquisition of the assets and certain liabilities of Health Research Network, a unit of Dun and Bradstreet Health Care Information, Inc., a division of Cognizant Corporation ("HRN") for cash consideration totaling $1,565,000. This acquisition provides the Company with chronic illness medical information service capabilities initially related to HIV/AIDS disease management. HRN's proprietary patient level database and practice management software provide detailed information regarding treatment patterns and clinical outcomes. HRN manages an ongoing epidemiological study under a cooperative agreement with the Centers for Disease Control and Prevention and provides HIV-related information services and studies distributed through IMS America to the pharmaceutical industry.

         In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Centers, the Iowa Heart Institute, Mercy Hospital Medical Center and Mark Tannenbaum, M.D., its primary developer, for $1,350,000 in cash and options to purchase 150,000 shares of APACHE Common Stock. These assets have unique capabilities including the provision of standard and customized individual patient and group reports for PTCA and CABG patients.

EMPLOYEES

         As of December 31, 1996, the Company employed a total of 88 full-time employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are excellent.

ITEM 2.          PROPERTIES

         The Company occupies approximately 21,000 square feet of space at its headquarters in McLean, Virginia, under a lease expiring November 1999. The Company also leases office space in Chicago, Illinois. These facilities are considered suitable and adequate for their intended uses.

     Description of Facility          Square Footage        Lease Expiration Date
     -----------------------          --------------        ---------------------
       McLean, Virginia                   21,000              November 30, 1999
       Chicago, Illinois                   3,500              December 31, 1997

ITEM 3.          LEGAL PROCEEDINGS

         The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently subject to, and none of its properties is subject to, any material legal proceedings.

ITEM 4.          SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters which required a vote of security holders during the three months ended December 31, 1996.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AMSI". The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                               High              Low
                                                                               ----              ---
Year Ended December 31, 1996
         Second Quarter (from June 28, 1996)  . . . . . . . . . . . . . . .   $13.000          $12.125
         Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .    15.125           10.750
         Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . . . .    13.500            6.625

         As of March 10, 1997, the Company had approximately 50 holders of record of its Common Stock. The number of record holders is not representative of the number of beneficial holders since many shares are held by depositories, brokers or other nominees.

         It is the present practice of the Company's Board of Directors to retain earnings for use in the operations, development and growth of the business and the Company does not anticipate payment of dividends on its Common Stock in the foreseeable future.

ITEM 6.      SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                             YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------------------------------
(in thousands, except per share data)                   1996            1995          1994            1993            1992
                                                   ------------    ------------   --------------   ------------   -------------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Systems .........................................    $  6,323         $ 4,096         $ 3,587        $ 2,004         $   827
  Support .........................................       1,486           1,352             836            486             277
  Professional services ...........................         975           1,576             894          1,351             870
                                                   -------------   -------------  --------------   ------------   -------------

          Total revenue ...........................       8,784           7,024           5,317          3,841           1,974

Expenses:
  Cost of operations ..............................       3,354           2,866           3,700          2,152           1,457
  Research and development ........................       1,723           1,919           1,813          1,017             667
  Selling, general and administrative .............       7,754           5,631           6,030          2,976           1,810
  Write-off of product development
        and related costs .........................       1,100               -               -              -               -
  Write-off of acquired in-process
        research and development costs ............         853               -               -              -               -
                                                   -------------   -------------  --------------   ------------   -------------

          Total expenses ..........................      14,784          10,416          11,543          6,145           3,934
                                                   -------------   -------------  --------------   ------------   -------------

Loss from operations ..............................      (6,000)         (3,392)         (6,226)        (2,304)         (1,960)


Other income (expense):
  Interest income .................................         702              62              94             67              65
  Interest expense ................................        (363)           (483)            (69)          (102)           (106)
  Other, net ......................................           -               5               9            (45)            (30)
                                                   -------------   -------------  --------------   ------------   -------------

          Total other income (expense) ............         339            (416)             34            (80)            (71)

Net loss ..........................................    $ (5,661)        $(3,808)        $(6,192)       $(2,384)        $(2,031)
                                                   =============   =============  ==============   ============   =============

Net loss per share ................................    $  (0.93)        $ (0.79)
                                                   =============   =============

Weighted average number of shares
used for calculation of net loss per share ........       5,762           4,611
                                                   =============   =============

                                                                                       DECEMBER 31,
                                                       --------------------------------------------------------------------------
(in thousands)                                            1996            1995           1994             1993           1992
                                                       -----------    -----------    -------------    ------------    -----------
 BALANCE SHEET DATA:
   Cash and short-term investments ...................  $   21,664    $    4,036      $      209      $       567     $   3,342
   Working capital (deficiency) ......................      19,794         1,517          (1,896)            (352)        3,271
   Total assets ......................................      27,986         7,909           4,245            2,455         4,301
   Long-term obligations, less current maturities ....         193         1,079             549              813         1,013
   Redeemable convertible preferred stock.............           -        20,732          14,515            8,124         7,944
   Total stockholders' equity (deficit) ..............      21,822       (18,313)        (14,399)          (7,865)       (5,290)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company was founded in 1987 for the purpose of developing and marketing clinically-based decision support products and services incorporating the APACHE patient level database, severity of illness indices and risk adjusted prediction methodologies. The Company introduced its Medical Cost Management Program ("MCMP") in 1992 as an integrated decision support system that provides physicians and healthcare administrators point-of-care, severity-adjusted clinical and financial information on critical care patients. Early market feedback indicated the need to extend the scope of the Company's product offerings to include non-critical care patients and to develop a product strategy that would provide for user friendly group and patient-specific information across the continuum of care, incorporating clinical, administrative and financial information. In the first quarter of 1996, APACHE announced the addition of cardiovascular care coverage, and in the second half of 1996 introduced new products focused on the delivery of clinically-based decision support information for cardiovascular patient care. Since 1993, the Company has offered professional services to both healthcare providers and suppliers. These services draw from APACHE's core clinically oriented databases and methodologies in order to support effective decision making of these organizations.

In July 1996, the Company completed an initial public offering of 2.3 million shares of Common Stock, yielding the Company approximately $24.6 million in net proceeds.

In December 1996, the Company completed the acquisition of the assets and certain liabilities of Health Research Network, a unit of Dun and Bradstreet Health Care Information, Inc., a division of Cognizant Corporation ("HRN"), for cash consideration totaling $1.57 million. The acquisition provides the Company with chronic illness medical information service capabilities initially related to HIV/AIDS disease management. HRN's proprietary patient level database and practice management software provide detailed information with regards to treatment patterns and clinical outcomes. HRN manages an ongoing epidemiological study under a cooperative agreement with the Centers for Disease Control and Prevention and provides HIV-related information services and studies distributed through IMS America to the pharmaceutical industry. In connection with the acquisition, the Company recorded a non-recurring charge related to acquired in-process research and development costs of approximately $853,000 during the fourth quarter of 1996.

In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room for $1.35 million in cash and options to purchase 150,000 shares of APACHE Common Stock. These assets have unique capabilities including the provision of standard and customized individual patient and group reports for PTCA and CABG patients. In connection with the acquisition, the Company recorded a non-recurring charge related to acquired in-process research and development costs of approximately $1.1 million during the first quarter of 1997.

The Company's revenue results primarily from: (i) licensing and sales of information systems; (ii) service fees related to the post implementation clinical and technical support of its information systems; (iii) professional consulting, clinical trial support and disease management services; and (iv) the licensing and sale of data, data analysis and database driven reporting services. Systems revenue is derived mainly from the licensing and sale of information system products and related implementation services to individual hospitals, provider groups, integrated health services providers, physician practice organizations and long-term sub-acute care facilities. The Company's support revenue is derived mainly from annual client service or maintenance fees related to the post implementation clinical and technical support provided to its information system clients. Professional services revenue relates primarily to value-added, database-driven consulting services provided to pharmaceutical, biotechnology and other suppliers as well as clinical process improvement and custom analysis and design services offered to the providers of healthcare.

The Company's expense structure includes: (i) the direct cost of operations;
(ii) research and development; and (iii) selling, general and administrative expenses. Cost of operations includes the cost of hardware and software purchased for resale, amortization of capitalized software development costs, and direct staffing and other direct costs required to deliver and implement the Company's products and services. Prior to 1996, the Company did not identify cost of operations by its primary revenue sources and, accordingly, is unable to develop gross margins, or reliable estimates thereof, by revenue source for periods prior to 1996. The Company has implemented a process of identifying such costs, and began to report gross margin by revenue source beginning with fiscal year 1996 (See Note 13 of Notes to Consolidated Financial Statements). Research and development costs include the staffing, third party subcontracting and related costs associated with the development and refinement of the Company's products and services. Selling, general and administrative expenses include all selling, marketing, accounting, facilities, human resources, legal, corporate and all other unallocated overhead expenses.


RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1996            1995           1994
                                                       --------        --------       --------
Revenue:
  Systems .........................................        72  %          58  %          67  %
  Support .........................................        17             19             16
  Professional services ...........................        11             23             17
                                                       -------         ------         ------

          Total revenue ...........................       100            100            100

Expenses:
  Cost of operations ..............................        38             41             70
  Research and development ........................        20             27             34
  Selling, general and administrative .............        87             80            113
  Write-off of product development
        and related costs .........................        13              -              -
  Write-off of acquired in-process
        research and development costs ............        10              -              -
                                                       -------         ------         ------

          Total expenses ..........................       168            148            217
                                                       -------         ------         ------

Loss from operations ..............................       (68)           (48)          (117)

Other income (expense):
  Interest income .................................         8              1              2
  Interest expense ................................        (4)            (7)            (1)
  Other, net ......................................         -              -              -
                                                       -------         ------         ------

          Total other income (expense) ............         4             (6)             1

Net loss ..........................................       (64) %         (54) %        (116) %
                                                       =======         ======         ======

1996 COMPARED TO 1995

Revenue. Revenue for 1996 increased 25% to $8.8 million from $7.0 million in the prior year period. Systems revenue for 1996, increased 54% to $6.3 million from $4.1 million in the prior year period. This increase was due primarily to the increase in unit sales of the Company's MCMP product; the introduction and sale of other systems and benchmark studies; and the recording of revenue relating to the percentage of completion method of accounting for 1995 MCMP sales. Support revenue for 1996 increased 10% to $1.5 million from $1.4 million in the prior year period, due to an increase in the MCMP installed client base, partially offset by the renegotiation of annual support fees for a significant client, which resulted in lower annual support fees for the second half of 1996. Professional services revenue for 1996 decreased 38% to $975,000 from $1.6 million for the prior year period. The decrease in professional services revenue was due to the reduction of services sold to biotechnology companies, which resulted from the Company's focus on the sale of MCMP products and other systems for the first nine months of 1996. The Company, however, has hired two individuals during the latter half of 1996 who will be devoted to marketing and selling professional services during 1997.

Cost of Operations. Cost of operations for 1996 increased 17% to $3.4 million from $2.9 million in the prior year period, due to additional staffing requirements to support the Company's growth in revenue. Additionally, amortization of capitalized software development costs increased $167,000 as a result of new products released by the Company. These cost increases were partially offset by a reduction of costs resulting from process improvement programs implemented during 1996. Cost of operations for 1996 decreased to 38% of revenue from 41% in the prior year period, due to the increase in revenue, which more than offset the increase in cost of operations.

Research and Development. Research and development expenses for 1996 decreased 10% to $1.7 million from $1.9 million in the prior year period, due primarily to a reduction in third party research fees, partially offset by an increase in staffing requirements related to the enhancement of current product lines as well as development activities for new products and services. During 1996, $279,000 of product development costs were capitalized, compared to $426,000 in the prior year period. Research and development expenses for 1996 decreased to 20% of revenue from 27% in the prior year period, due to the same factors together with an increase in revenue during the same period.

Selling, General and Administrative. Selling, general and administrative expenses for 1996 increased 38% to $7.8 million from $5.6 million in the prior year period, due primarily to overhead costs associated with the increase in staffing throughout the Company, an increase in sales and marketing related activities and an increase in expenses associated with public reporting requirements. Selling, general and administrative expenses for 1996 increased to 87% of revenue from 80% for the prior year period, due primarily to the same factors as noted above, which were only partially offset by an increase in revenue.

Write-off of Product Development and Related Costs. During the fourth quarter of 1996, the Company recorded a non-recurring charge totaling $1.1 million, or 13% of revenue, relating to the write-off of capitalized product development costs totaling $375,000 and licensing and marketing fees totaling $725,000 arising from an earlier agreement with QIMC, a healthcare focused, business-led coalition located in Cleveland. During 1994, the Company entered into an exclusive 10 year licensing agreement with QIMC for its database and methodologies. As of December 31, 1996, the Company is committed to pay an aggregate of $500,000 through March 1999 for the license fees associated with the sale of the Company's product related to these methodologies. As of December 31, 1996, the Company is also committed to pay an aggregate of $225,000 through March 1999 for marketing services. The charge was recorded because the joint marketing arrangement has not met management's expectations, resulting in limited sales of the related product during 1996. This trend is expected to continue through 1999 and, therefore, the projected sales for the related product and support revenue earned from existing clients are not considered adequate to support the related expenses associated with the QIMC agreement and the capitalized product development costs.

Write-off of Acquired In-Process Research and Development Costs. In December 1996, the Company completed the acquisition of HRN. At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $853,000 or 10% of the Company's revenue for 1996. These costs related to the development of the HRN HIV/AIDS database and physician practice management software applications.

Other Income (Expense). Other income (expense) increased from ($416,000) in 1995 to $339,000 for 1996. The increase was attributable to interest income earned from the investment of $24.6 million of net proceeds from the initial public offering of the Company's Common Stock in July 1996.

Taxes. The Company has not incurred income taxes as a result of generating net operating losses for tax purposes.

1995 COMPARED TO 1994

Revenue. Revenue in 1995 increased 32% to $7.0 million from $5.3 million in 1994. Systems related revenue in 1995 increased 14% to $4.1 million from $3.6 million in 1994. This increase was due primarily to the increase in unit sales of the Company's MCMP product and the introduction and sale of new MCMP component products and other systems. Support revenue in 1995 increased 62% to $1.4 million from $836,000 in 1994 due to an increase in the MCMP installed client base. Professional services revenue in 1995 increased 76% to $1.6 million from $894,000 in 1994 due to an increase in revenues from supplier studies contracts in 1995.

Cost of Operations. Cost of operations in 1995 decreased 23% to $2.9 million from $3.7 million in 1994, due primarily to a decrease in staffing. Staffing reductions resulted from realizing efficiencies in delivering, installing and supporting new and existing clients. Cost of operations in 1995 included $63,000 in amortization of capitalized software development costs. No amortization was recorded in 1994 as the related products had not yet been released. Cost of operations in 1995 decreased to 41% of revenue from 70% in 1994, due to the same factors together with an increase in revenue during the same period.

Research and Development. Research and development expenses in 1995 increased 6% to $1.9 million from $1.8 million in 1994, due to the enhancement of current product lines as well as development activities for new products and services. During 1995, $426,000 of product development activity was capitalized, compared to $338,000 in 1994. Research and development expenses in 1995 decreased to 27% of revenue from 34% in 1994, primarily due to revenue increasing at a faster pace than development-related activities.

Selling, General and Administrative.   Selling, general and administrative
expenses in 1995 decreased 7% to $5.6 million from $6.0 million in 1994. Staffing levels were lower in 1995 than in 1994, and 1994 included costs associated with the move of the corporate offices. Selling, general and administrative expenses in 1995 decreased to 80% of revenue from 113% in 1994 due to the same factors together with an increase in revenue during the same period.

Other Income (Expense).   Other income (expense) decreased from $34,000 in 1994
to ($416,000) in 1995. The decrease from 1994 to 1995 was attributable primarily to an increase in non-cash imputed interest expense on convertible debt and a decrease in interest income resulting from lower cash and cash equivalents balances during the first three quarters of 1995, compared to 1994.

QUARTERLY RESULTS

The following tables set forth certain unaudited quarterly financial data, as well as certain unaudited quarterly financial data as a percentage of revenues, for fiscal 1996 and 1995. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:


                                                            FISCAL YEAR 1996
                                            -------------------------------------------------
(in thousands)                                Q1             Q2           Q3            Q4
                                            --------      --------     -------      ---------
Revenue:
  Systems .................................  $1,242        $1,567       $1,726        $ 1,788
  Support .................................     330           375          354            427
  Professional services ...................      87            69          434            385
                                            -------       -------      -------       --------

          Total revenue ...................   1,659         2,011        2,514          2,600

Expenses:
  Cost of operations ......................     753           761          699          1,141
  Research and development ................     364           297          550            512
  Selling, general and administrative .....   1,445         1,588        2,142          2,579
  Write-off of product development
       and related costs ..................       -             -            -          1,100
  Write-off of acquired in-process
      research and development costs ......       -             -            -            853
                                            -------       -------      -------       --------

          Total expenses ..................   2,562         2,646        3,391          6,185
                                            -------       -------      -------       --------

Loss from operations ......................   (903)         (635)        (877)        (3,585)

          Total other income (expense) ....    (48)          (82)          181            288
                                            -------       -------      -------       --------

Net loss ..................................  $(951)       $ (717)      $ (696)       $(3,297)
                                            =======       =======      =======       ========



                                                                     FISCAL YEAR 1995
                                                  --------------------------------------------------------
(in thousands)                                       Q1               Q2            Q3              Q4
                                                  ---------        --------      --------        ---------
Revenue:
  Systems ................................         $    700         $   626       $ 1,256          $ 1,514
  Support ................................              318             282           366              387
  Professional services ..................              241             408           524              402
                                                  ---------        --------      --------         --------

          Total revenue ..................            1,259           1,316         2,146            2,303

Expenses:
  Cost of operations .....................              733             715           686              732
  Research and development ...............              578             497           529              315
  Selling, general and administrative ....            1,577           1,379         1,232            1,443
  Write-off of product development
       and related costs .................                -               -             -                -
  Write-off of acquired in-process
      research and development costs .....                -               -             -                -
                                                  ---------        --------      --------         --------

          Total expenses .................            2,888           2,591         2,447            2,490
                                                  ---------        --------      --------         --------

Loss from operations .....................          (1,629)         (1,275)         (301)            (187)

          Total other income (expense) ...             (20)           (107)         (136)            (153)
                                                  ---------        --------      --------         --------

Net loss .................................        $ (1,649)        $(1,382)      $  (437)         $  (340)
                                                  =========        ========      ========         ========


                                                              FISCAL YEAR 1996
                                            ------------------------------------------------------
(in thousands)                                 Q1             Q2            Q3             Q4
                                            --------      --------      --------       --------
Revenue:
  Systems .................................      75  %         78  %         69  %           69  %
  Support .................................      20            19            14              16
  Professional services ...................       5             3            17              15
                                            --------      --------      --------       ---------

          Total revenue ...................     100           100           100             100

Expenses:
  Cost of operations ......................      45            38            28              44
  Research and development ................      22            15            22              20
  Selling, general and administrative .....      87            79            85              99
  Write-off of product development
       and related costs ..................       -             -             -              42
  Write-off of acquired in-process
       research and development costs......       -             -             -              33
                                            --------      --------      --------       ---------

          Total expenses ..................     154           132           135             238
                                            --------      --------      --------       ---------

Loss from operations ......................     (54)          (32)          (35)           (138)

          Total other income (expense) ....      (3)           (4)            7              11

Net loss ..................................     (57) %        (36) %        (28) %         (127) %
                                            ========      ========      ========       =========


                                                                   FISCAL YEAR 1995
                                                -----------------------------------------------------------
(in thousands)                                      Q1               Q2             Q3              Q4
                                                ---------        ---------     ----------        --------
Revenue:
  Systems ................................             56 %            48 %          59 %             66 %
  Support ................................             25              21            17               17
  Professional services ..................             19              31            24               17
                                                ---------        --------      --------         --------

          Total revenue ..................            100             100           100              100

Expenses:
  Cost of operations .....................             58              54            32               32
  Research and development ...............             46              38            25               13
  Selling, general and administrative ....            125             105            57               63
  Write-off of product development
       and related costs .................              -               -             -                -
  Write-off of acquired in-process
       research and development costs.....              -               -             -                -
                                                ---------        --------      --------         --------

          Total expenses .................            229             197           114              108
                                                ---------        --------      --------         --------

Loss from operations .....................          (129)            (97)          (14)              (8)

          Total other income (expense) ...            (2)             (8)           (6)              (7)

Net loss .................................          (131) %         (105) %        (20) %           (15) %
                                                =========        ========      ========         ========

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including: the Company's relatively long sales cycle; variable customer demand for its products and services; changes in the Company's product mix and the timing and relative prices of product sales; the loss of customers due to consolidation in the healthcare industry; changes in customer budgets; investments by the Company in marketing or other corporate resources; acquisitions of other companies or assets; the timing of new product introductions and enhancements by the Company and its competitors; changes in distribution channels; sales and marketing promotional activities and trade shows; and general economic conditions. Further, due to the relatively fixed nature of most of the Company's costs, which primarily include personnel costs, as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on the Company's results of operations in that quarter. Accordingly, the Company's operating results for any particular quarterly period may not necessarily be indicative of results for future periods.

In addition, the Company's quarterly results have been, and may continue to be, affected by supplier and provider budgeting practices that cause many discretionary purchase decisions to be made before certain quarter and year ends. The timing of quarterly revenue is also affected by the ability of the Company to perform on its contracts, which is subject to the availability of the client personnel as well as the availability of the Company's personnel. Although the Company has not historically experienced any material seasonality in its operating results, the Company could experience such seasonality in the future, which could cause fluctuations in the Company's quarterly results.

LIQUIDITY AND CAPITAL RESOURCES

In July 1996, the Company completed an initial public offering of its Common Stock whereby 2.3 million shares were issued at $12 per share resulting in net proceeds of approximately $24.6 million.

On July 3, 1996 (consummation of the offering), all the outstanding shares of Series A, B, C, D, E and F redeemable convertible preferred stock were automatically converted into 3,294,519 shares of Common Stock, and, at the holders' option, $940,000 of cumulative dividends were converted into 78,331 shares of Common Stock based on the stated preference of the holders. During the third quarter of 1996, cumulative dividends of $909,000 were paid in cash with the proceeds of this offering, and $608,000 of accreted issue costs have been reflected as a decrease in paid-in capital. Additionally, convertible notes payable with an outstanding balance of $1.0 million and a net carrying value of approximately $895,000 were converted into 122,257 shares of Common Stock.

In February 1997, the Company obtained a line of credit commitment from a commercial bank (the "Bank") providing for a borrowing capacity of $2.0 million. Borrowings will bear interest at a fluctuating rate equal to the Bank's prime rate plus 0.25%. The Company will also pay an annual fee on the total borrowing capacity of $2.0 million at a rate of 0.75% per annum. Borrowings will be collateralized by the Company's assets. The line of credit commitment will expire on May 31, 1997 and contains an automatic renewal that will expire on May 31, 1998. There can be no assurance, however, that the Company will be able to enter into a line of credit under the terms outlined in the commitment.

During 1996, 1995 and 1994, the Company used approximately $4.8 million, $2.4 million and $3.7 million, respectively, in operating activities. During 1996, approximately $1.8 million and $915,000 of cash generated from operations was used to fund the increase in accounts receivable and the decrease in deferred revenue, respectively. The increase in accounts receivable was due primarily to sales growth, as well as the timing of receipt of payments from certain major customers. The decrease in deferred revenue was a result of the timing difference between the delivery of products to customers and the corresponding impact on the recording of revenue for those customers, and the contractual billing terms agreed upon with those customers.

Net cash provided by financing activities during 1996, 1995 and 1994 was $23.0 million, $6.5 million and $5.3 million, respectively, due primarily to the Company's public offering in July 1996, the issuance of redeemable convertible preferred stock (subsequently converted to shares of Common Stock) and the issuance of convertible debt instruments (subsequently converted to shares of
Common Stock or paid in full).   The net cash provided by financing activities
has been utilized primarily for operations, research and development activities, capital expenditures and acquisitions.

During 1996, 1995 and 1994, the Company made capital expenditures totaling $293,000, $57,000 and $1.8 million, respectively. As of December 31, 1996, the Company had net working capital of $19.8 million including cash and short-term investments in the amount of $21.7 million.

In December 1996, the Company completed the acquisition of the assets and certain liabilities of HRN for $1.57 million in cash paid in January 1997. In January 1997, the Company acquired the assets of CardioMac for a payment of $1.35 million in cash and options to purchase 150,000 shares of APACHE Common Stock. Each of these acquisitions has been accounted for using the purchase method of accounting and, accordingly, the assets have been valued at their estimated fair value. Funding for the acquisitions was provided by the proceeds of the Company's public offering completed in July 1996.

The Company anticipates that net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months.

The Company does not believe the impact of inflation has significantly affected the Company's operations.


ADDITIONAL ITEM.          SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         The Company or its representatives from time to time may make or may have made certain forward-looking statements, orally or in writing, including without limitation any such statements made or to be made in the Management's Discussion and Analysis contained in its various filings with the Securities and Exchange Commission. The Company wishes to ensure that such statements are accompanied by meaningful cautionary statements, so as to ensure to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, such statements are qualified in their entirety by reference to and are accompanied by the following discussion of certain important factors that could cause actual results to differ materially from those projected in such forward-looking statements.

         The Company cautions the reader that this list of factors may not be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such risk factors, nor can it assess the impact, if any, of such risk factors on the Company's business or the extent to which any factors, or combination of factors, may cause actual results to differ materially from those projected in any forward-looking statements. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results.

History of Operating Losses and Accumulated Deficit; Expected Losses; Uncertainty of Future Profitability

         The Company has never recorded an operating profit and had an accumulated deficit of approximately $23.6 million as of December 31, 1996.
The Company expects to continue to record losses for at least the next three quarters. The ability of the Company to achieve profitability in the future largely depends on its ability to generate revenues from its products and services. In view of the Company's operating history, there can be no assurance that the Company will be able to generate revenue that is sufficient to achieve profitability, to maintain profitability on a quarterly or annual basis or to sustain or increase its revenue growth in future periods. The Company's limited capitalization may adversely affect the ability of the Company to raise additional capital in the future and could impair the Company's ability to invest in research and development, sales and marketing programs and other operations, any of which could have a material adverse effect on the Company's business financial condition and results of operations.

Fluctuations in Quarterly Operating Results

         The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including: the Company's relatively long sales cycle; variable customer demand for its products and services; changes in the Company's product mix and the timing and relative prices of product sales; the loss of customers due to consolidation in the healthcare industry; changes in customer budgets; investments by the Company in marketing or other corporate resources; acquisitions of other companies or assets; the timing of new product introductions and enhancements by the Company and its competitors; changes in distribution channels; sales and marketing promotional activities and trade shows; and general economic conditions. Further, due to the relatively fixed nature of most of the Company's costs, which primarily include personnel as well as facilities costs, an unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on the Company's results of operations in that quarter. Accordingly, the Company's operating results for any particular quarterly period may not be indicative of results for future periods. Although the Company has not historically experienced any material seasonality in its operating results, the Company could experience such seasonality in the future, which could cause fluctuations in the Company's quarterly results.

Uncertainty of Market Acceptance

         The Company's future success and financial performance will depend in large part on its ability to successfully market its products and services. To date, the Company's healthcare provider customers include over 500 of the approximately 5,200 community hospitals in the United States. Healthcare providers comprise most of the Company's customers to date. The Company only recently began to target sales to healthcare suppliers and has not yet completed any sales to healthcare payers. There can be no assurance that the Company will be able to achieve more extensive penetration of its target markets. The failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's future success and financial performance will also depend on its ability to meet the increasingly sophisticated needs of its customers through the timely development and successful introduction of new and enhanced versions of its products and services. The Company believes that significant continuing product development efforts will be required to sustain the Company's growth and that such efforts have inherent risks. The Company is currently expanding its products and services to include additional high-risk, high-cost disease categories and to broaden coverage across the continuum of care. There can be no assurance that the Company will be successful in entering new markets or in developing and marketing new or enhanced products and services, or that it will not experience significant delays in the introduction of new products and services. In addition, there can be no assurance that new or enhanced products or services developed by the Company will meet the requirements of healthcare providers, suppliers or payers and achieve market acceptance. The failure to enter new markets successfully, to develop new products or to achieve market acceptance for new products could have a material adverse effect on the Company's business, financial condition and results of operations.

State and Federal Government Regulation

         The confidentiality of patient records and the circumstances under which such records may be released are subject to substantial regulation by state and federal governments. These state and federal laws and regulations govern both the disclosure and use of confidential patient medical record information. To protect patient confidentiality, data entries to APACHE's databases omit any patient identifiers, including name, address, hospital and physician. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often unclear and difficult to apply in the rapidly restructuring healthcare market. Additional legislation governing the dissemination of medical record information is continually being proposed at both the state and federal level. This legislation may require holders or users of such information to implement security measures that may result in substantial cost to the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of the Company to obtain or disseminate patient information. The inability to obtain or disseminate patient information could have a material adverse effect on the Company's business, financial condition and results of operations.

         Certain products, including software applications, intended for use in the diagnosis of disease or other conditions, or in the cure, treatment, mitigation or prevention of disease, are subject to regulation by the United States Food and Drug Administration (the "FDA") as medical devices. The laws administered by the FDA impose substantial regulatory controls over the manufacturing, labeling, testing, distribution, sale, marketing and promotion of medical devices and other related activities. These regulatory controls can include compliance with the following requirements: manufacturer establishment registration and device listing; current good manufacturing practices; completion of premarket notification or premarket approval; medical device adverse event reporting; and general controls prohibiting misbranding and adulteration. Violations of the laws concerning medical devices can result in severe criminal and civil penalties and other sanctions. In its 1989 Policy for the Regulation of Computer Products (the "1989 Policy Statement"), the FDA stated that it intended to issue regulations exempting certain clinical decision support software products from a number of regulatory controls, and that until those regulations were issued it would not require manufacturers of such products to comply with requirements other than the general controls. The Company believes that its products are not medical devices and, thus, are not subject to the controls imposed on manufacturers of such products. The Company further believes that to the extent that its products were determined to be medical devices, the products would fall within the exemptions for decision support systems provided by the 1989 Policy Statement. The Company has not taken action to comply with the controls that would otherwise apply if the Company's products were non-exempt medical devices. The FDA has stated that it intends to revise its 1989 Policy Statement and that it may eliminate some or all of the exemptions that it currently allows. Accordingly, there can be no assurance that the FDA will not now or in the future make determinations that the Company's current or future products are medical devices subject to FDA regulations and are ineligible for the exemptions from those regulations. If the FDA made such determinations, the Company would not be able to market its products without obtaining FDA clearance of premarket notifications, or FDA approval of premarket approval applications, submitted by the Company. The regulatory process can be lengthy, expensive, and uncertain; securing FDA clearances or approvals may require the submission of extensive nonclinical and clinical safety and effectiveness data together with other supporting information to the FDA; and there could be no assurance as to when if ever the FDA clearances or approvals would be obtained. There can be no assurance that the Company's current or future products will qualify for future exemptions, if any, nor can there be any assurance that any future requirements will not have a material adverse effect on the Company's business, financial condition, results of operations.

         In addition to legislation regarding patient records and potential FDA regulation, state and federal lawmakers have proposed, and are likely to continue to propose, a number of other legislative initiatives regulating various aspects of the healthcare industry. The Company is unable to predict what impact, if any, such legislation could have on the Company's business, financial condition and results of operations.

Integrity and Reliability of Methodologies and Databases

         The Company's success is highly dependent on the integrity and reliability of its methodologies and databases. The Company's methodologies have been validated by a large number of academic researchers. The Company believes that it takes adequate precautions to safeguard the completeness and consistency of the data in its databases. Moreover, while the Company believes that the information contained in its databases is representative of the clinical and financial aspects of various types of hospitals and patients, there can be no assurance that such information is appropriate for comparative analysis in all cases or that the databases accurately reflect general or specific trends in the healthcare industry. If the validity of the Company's methodologies were challenged in the future or if the information contained in the databases were found, or were perceived, to be inaccurate or unreliable, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Liability Claims

         Customer reliance on the Company's products and services could result in exposure of the Company to liability claims if the Company's products fail to perform as intended or if patient care decisions based in part on guidance from the Company's products or services are challenged. Even unsuccessful claims could result in the expenditure of funds in litigation, diversion of management time and resources or damage to the Company's reputation and the marketability of the Company's products and services. While the Company takes contractual steps to obtain indemnification for certain liabilities and maintains general commercial liability insurance, there can be no assurance that a successful claim could not be made against the Company, that the amount of indemnification payments or insurance would be adequate to cover the costs of defending against or paying such a claim or that damages payable by the Company would not have a material adverse effect on the Company's business, financial condition and results of operations.

Technological Change

         The healthcare information industry is relatively new and is experiencing technological change, changing customer needs, frequent new product introductions and evolving industry standards. In addition, as the computer and software industries continue to experience rapid technological change, the Company must be able to quickly and successfully adapt its products so that they continue to integrate well with the other computer platforms and software employed by its customers. There can be no assurance that the Company will not experience difficulties, including lack of necessary capital or expertise, that could delay or prevent the successful development and introduction of product enhancements or new products in response to technological changes. If the Company is unable to respond to technological changes in a timely and cost-efficient manner, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Reliance on Third Party to Market and Distribute Products and Services

         In June 1996, the Company entered into an agreement with an affiliate of Premier Inc. ("Premier"), which provides buying services to a group of approximately 1,800 hospitals. Pursuant to this agreement, which expires on December 31, 1999, the Company and Premier are cooperating to market the Company's products and services to the hospitals in the Premier buying group. Although the Company continues to market its products and services through other channels, the relationship with Premier has become an important part of the Company's marketing and distribution strategy. There can be no assurance that the Company's relationship with Premier will continue. Furthermore, if the relationship with Premier is terminated, there can be no assurance that the Company will be able to replace the Premier relationship with other means of marketing and distributing its products and services. Failure to continue this relationship or to develop other means of marketing and distributing its products and services could have a material adverse effect on the Company's revenues and operating results. Pursuant to the agreement with the Premier affiliate, the Company has agreed to provide certain discounts to hospitals in the Premier buying group. There can be no assurance that the Company's relationship with Premier or the discounts for Premier buying group members will not have an adverse effect on the Company's ability to market its products and services to potential customers outside of the Premier buying group. If the Company is unable to successfully market its products and services to customers outside of the Premier buying group, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Highly Competitive Industry

         The market for healthcare information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors for clinical decision support products and services are the quality and depth of the underlying clinical outcomes databases, the proprietary nature of methodologies, databases and technical resources, the usefulness of the data and reports generated by the software, customer service and support, compatibility with the customer's existing information systems, potential for product enhancement, vendor reputation, price and the effectiveness of sales and marketing efforts.

         The Company's competitors include other companies that collect and distribute healthcare data, such as Impath Laboratories Inc., Mecon, Inc., HCIA Inc., Summit Medical Systems, Inc., Transition Systems Inc. and Oacis Health Care Holdings, Corp. Other companies that provide healthcare information systems include Cerner Corporation, HBO & Company, Shared Medical Systems Corporation, Phamis Inc., HPR Inc. and Vitalcom. However, the Company's products and services are differentiated from the products and services offered by those competitors by virtue of the fact that the Company's products and services, unlike competing products and services, focus primarily on high-risk, high-cost patients and provide both concurrent and predictive outcomes information. Moreover, the Company believes that there are no dominant competitors to the Company in the field of healthcare information systems that focus on high-risk, high-cost patients or that provide concurrent and predictive outcomes information. Many of the Company's competitors have greater financial, product development, technical and marketing resources than the Company and currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. The Company also faces significant competition from internal information services at individual hospitals, large hospital alliances, for-profit hospital chains and managed care companies, many of which have developed their own outcomes databases. As the market for decision support systems develops, additional competitors may enter the market and competition may intensify. While the Company believes that it has successfully differentiated itself from competitors, there can be no assurance that future competition would not have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertainty and Consolidation in the Healthcare Industry

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, state and federal government regulation of reimbursement rates and capital expenditures in the United States healthcare industry has increased. Lawmakers continue to propose programs to reform the United States healthcare system, which may contain proposals to increase governmental involvement in healthcare, lower Medicare and Medicaid reimbursement rates or otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals by curtailing or deferring investments, including investments in the Company's products. In addition, the healthcare industry has experienced, and could continue to experience, consolidation as a result of mergers and acquisitions of healthcare providers, suppliers and payers, which typically puts additional pressure on the consolidated companies to reduce expenses. The Company cannot predict what impact, if any, such factors would have on its business, financial condition and results of operations.

         In addition, many healthcare providers are consolidating to create larger healthcare delivery enterprises with greater regional market power. Such consolidation could erode the Company's existing customer base and reduce the size of the Company's target market. In addition, the resulting enterprises could have greater bargaining power, which could lead to price erosion affecting the Company's products and services. The reduction in the size of the Company's target market or the failure of the Company to maintain adequate price levels could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel and Others

         The success of the Company and of its business strategy is dependent in large part on its key management and operating personnel, including its Chairman and Chief Executive Officer, Gerald E. Bisbee, Jr., Ph.D. The Company has entered into confidentiality and noncompetition agreements with each of its executive officers. The Company believes that its success in the future will also depend upon its ability to attract and retain highly skilled technical, managerial and marketing personnel. Such individuals are in high demand and are often subject to competing offers. In particular, the Company's success will depend on its ability to retain the services of its executive officers and to hire additional management personnel as needed. The Company will also have an ongoing need to expand the number of its management and support personnel. The loss of the services of one or more members of management or key employees, or the inability to hire additional personnel as needed, could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company maintains a key person life insurance policy on Dr. Bisbee, the amount of insurance may not be sufficient to offset the impact of the Company's loss of the services of Dr. Bisbee.

         William A. Knaus, M.D., a founder, a director and the Chief Scientific Advisor of the Company, was instrumental in the creation of the APACHE critical care methodology. Although the Company has obtained a perpetual license to this methodology, there can be no assurance that a significant change in Dr. Knaus's relationship with the Company would not have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Proprietary Assets

         The Company has made significant investments in its methodologies, databases and technology and relies on a combination of trade secret and copyright laws, nondisclosure and other contractual provisions, and technical measures to protect its proprietary rights. There can be no assurance that these protections will be adequate or that the Company's competitors will not independently develop methodologies, databases or technologies that are substantially equivalent or superior to those of the Company. In addition, there can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent infringement or misappropriation of the Company's proprietary assets.

         Although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim. In addition, any such claim may require the Company to incur substantial litigation expenses or subject the Company to significant liabilities and could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's ability to successfully maintain and expand its business through the acquisition of rights to, and the refinement and development of, its methodologies and databases is dependent, in large part, upon its contractual relationships with academic researchers and physicians. There can be no assurance that a disruption or severance of any one or more of these relationships would not have a material adverse effect on the Company's business, financial condition and results of operations.

Identification and Integration of Acquisitions

         The Company has expanded its product line through the acquisition of complementary businesses, products, methodologies, databases and technologies and may seek additional acquisitions in the future. Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products, the ability to manage geographically remote units, the diversion of management's attention from other business concerns, the risks of entering markets in which the Company has either limited or no direct experience and the potential loss of key employees of the acquired companies.

         Identifying and pursuing acquisition opportunities, integrating acquired products and businesses, and managing growth requires a significant amount of management time and skill. The Company has limited experience in acquiring businesses and there can be no assurance that the Company will be effective in identifying and effecting attractive acquisitions or assimilating such acquisitions in a timely fashion. Any delay or failure to successfully assimilate such acquisitions could result in the expenditure of money and increased demands on management's time and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, acquisitions may involve the expenditure of significant funds and/or the issuance of additional securities, which may be dilutive to stockholders.

Future Additional Capital Requirements; No Assurance Capital Will be Available

         Since its inception, the Company has financed its operations through cash provided by operations, the sale of equity and the issuance of debt instruments. If the Company were unable to generate sufficient revenues to fund its operations in the future, the Company may be required to raise additional funds to meet its capital and operating requirements through public or private financing, including equity financing. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. Adequate funds for the Company's operations may not be available when needed and, if available, may not be on terms attractive to the Company. The failure to obtain funding on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

Share Price Volatility

         The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, announcements of technological innovations or new products by the Company or its competitors, general conditions in the healthcare or software and computer industries, developments or disputes concerning copyrights or proprietary rights, regulatory developments and economic or other factors. In addition, in recent years the stock market in general, and the shares of healthcare and computer software companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

Computer Software

Like many companies, APACHE is currently in the process of evaluating its computer software and databases to determine whether or not modifications will be required to prevent problems related to the year 2000. These problems, which have been widely reported in the media, could cause malfunctions in certain software and databases with respect to dates on or after January 1, 2000, unless corrected. At this time, the Company has not yet determined the cost of evaluating its computer software or databases or of making any modifications required to correct any "Year 2000" problems.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                              Page
                                                                                              ----
Independent Auditors' Report ......................................................            30

Consolidated Statements of Operations -- years ended
December 31, 1996, 1995 and 1994 ..................................................            31

Consolidated Balance Sheets -- December 31, 1996 and 1995 .........................            32

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) -- years ended December 31, 1996, 1995 and 1994 .........................            33

Consolidated Statements of Cash Flows -- years ended
December 31, 1996, 1995 and 1994 ..................................................            34

Notes to Consolidated Financial Statements ........................................            35

Financial Statement Schedule:
         Schedule II - Valuation and qualifying accounts for
         the years ended December 31, 1996, 1995 and 1994 .........................            50

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
APACHE Medical Systems, Inc.:

We have audited the consolidated financial statements of APACHE Medical Systems, Inc., and subsidiary as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APACHE Medical Systems, Inc., and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                             KPMG Peat Marwick LLP


McLean, Virginia
February 7, 1997

                          APACHE MEDICAL SYSTEMS, INC.

                     Consolidated Statements of Operations

                                                                        YEARS ENDED DECEMBER 31,
(in thousands, except per share data)                            1996              1995              1994
                                                             ----------         -----------       -----------
Revenue:
  Systems ................................................     $  6,323           $  4,096          $  3,587
  Support ................................................        1,486              1,352               836
  Professional services ..................................          975              1,576               894
                                                             -----------        -----------       -----------

          Total revenue ..................................        8,784              7,024             5,317

Expenses:
  Cost of operations .....................................        3,354              2,866             3,700
  Research and development ...............................        1,723              1,919             1,813
  Selling, general and administrative ....................        7,754              5,631             6,030
  Write-off of product development
       and related costs .................................        1,100                  -                 -
  Write-off of acquired in-process
       research and development costs ....................          853                  -                 -
                                                             -----------        -----------       -----------


          Total expenses .................................       14,784             10,416            11,543

Loss from operations .....................................       (6,000)            (3,392)           (6,226)


Other income (expense):
  Interest income ........................................          702                 62                94
  Interest expense .......................................         (363)              (483)              (69)

  Other, net .............................................            -                  5                 9
                                                             -----------        -----------       -----------

          Total other income (expense) ...................          339               (416)               34
                                                             -----------        -----------       -----------


Net loss .................................................       (5,661)            (3,808)           (6,192)

Accretion of dividends and issue costs on redeemable
     convertible preferred stock .........................            -               (900)             (669)
                                                             -----------        -----------       -----------


Net loss to common stockholders ..........................     $ (5,661)          $ (4,708)         $ (6,861)
                                                             ===========        ===========       ===========

Net loss per share .......................................     $  (0.93)          $  (0.79)
                                                             ===========        ===========


Weighted average number of shares used for calculation
     of net loss per share ...............................        5,762              4,611
                                                             ===========        ===========

See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.

                          Consolidated Balance Sheets

(in thousands, except share data)                                                DECEMBER 31,
                                                                         1996                       1995
                                                                    ---------------            ----------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .........................................   $     20,671                 $     4,036
Short-term investments ............................................            993                           -
Accounts receivable, net of allowance for doubtful accounts of
     $102 in 1996 and $191 in 1995 ................................          3,117                       1,420
Other trade receivables ...........................................            205                         162
Prepaid expenses and other ........................................            620                         124
                                                                    ---------------            ----------------
     TOTAL CURRENT ASSETS .........................................         25,606                       5,742
Other trade receivables, net of current maturities ................            104                          75

Furniture and equipment ...........................................          2,683                       2,887
Less accumulated depreciation and amortization ....................         (1,495)                     (1,496)
                                                                    ---------------            ----------------
                                                                             1,188                       1,391

Capitalized software development costs, net .......................            374                         701

Intangible assets, net ............................................            714                           -
                                                                    ---------------            ----------------
TOTAL ASSETS ......................................................   $     27,986                 $     7,909
                                                                    ===============            ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ..................................................   $        607                 $       922
Accrued expenses ..................................................          2,476                         723
Accrued acquisition costs .........................................          1,565                           -
Current maturities of obligations under capital leases ............             57                         191
Current maturities of notes payable - stockholders ................              -                         250
Current maturities of notes payable - other .......................             90                         224
Deferred revenue ..................................................          1,017                       1,915
                                                                    ---------------            ----------------
      TOTAL CURRENT LIABILITIES ...................................          5,812                       4,225

Deferred rent benefit .............................................            159                         186
Obligations under capital leases, net of current maturities .......              2                          63
Notes payable - stockholders, net of current maturities ...........            100                         835
Notes payable - other, net of current maturities ..................             91                         181
                                                                    ---------------            ----------------
       TOTAL LIABILITIES ..........................................          6,164                       5,490

Redeemable convertible preferred stock ............................              -                      20,732

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value, authorized shares, 30,000,000
     at December 31, 1996 and 5,769,231 at December 31, 1995;
     issued and outstanding shares, 6,871,353 at December 31,
     1996 and 1,075,458 at December 31, 1995 ......................             69                          11
Additional paid-in capital ........................................         45,322                       1,363
Cumulative dividends and accreted issue costs on redeemable
     convertible preferred stock ..................................              -                      (1,779)
Accumulated deficit ...............................................        (23,569)                    (17,908)
                                                                    ---------------            ----------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ........................         21,822                     (18,313)
                                                                    ---------------            ----------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) ...........   $     27,986                 $     7,909
                                                                    ===============            ================

See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                  Years ended December 31, 1996, 1995 and 1994

                                                                                            CUMULATIVE
                                                                                          DIVIDENDS AND
                                                                                             ACCRETED
                                                                                           ISSUE COSTS
                                                                                          ON CUMULATIVE
                                                         COMMON STOCK         ADDITIONAL    REDEEMABLE
                                                   -------------------------   PAID-IN      PREFERRED     ACCUMULATED
(in thousands, except share data)                     SHARES        AMOUNT     CAPITAL        STOCK         DEFICIT     TOTAL
                                                   ------------  ----------- ------------ ------------- ------------- -------------
BALANCE AT JANUARY 1, 1994 .......................    1,064,093     $   11    $    242       $  (208)     $  (7,908)     $ (7,863)
Issuance of common stock .........................        8,742          -          71              -              -            71
Issuance of common stock  options ................            -          -         256              -              -           256
Accretion of cumulative dividends and issue
   costs on redeemable preferred stock ...........            -          -           -          (670)              -         (670)
Net loss .........................................            -          -           -              -        (6,192)       (6,192)
                                                   -------------    -------   ---------      ---------    -----------    ---------
BALANCE AT DECEMBER 31, 1994 .....................    1,072,835         11         569          (878)       (14,100)      (14,398)

Issuance of convertible preferred stock warrants..            -          -         787              -              -           787
Issuance of common stock .........................        2,623          -           7              -              -             7
Accretion of cumulative dividends and issue
   costs on redeemable preferred stock ...........            -          -           -          (901)              -         (901)
Net loss .........................................            -          -           -              -        (3,808)       (3,808)
                                                   -------------    -------   ---------      ---------    -----------    ---------
BALANCE AT DECEMBER 31, 1995 .....................    1,075,458         11       1,363        (1,779)       (17,908)      (18,313)


Issuance of common stock .........................          788          -           7              -              -             7
Issuance of common stock through initial public
   offering.......................................    2,300,000         23      27,577              -              -        27,600
Accretion of cumulative dividends and issue
   costs on redeemable preferred stock ...........            -          -           -          (679)              -         (679)
Conversion of convertible preferred stock ........    3,294,519         33      20,017              -              -        20,050

Conversion of convertible debt ...................      122,257          1         999              -              -         1,000

Conversion of cumulative dividends on redeemable
   preferred stock ...............................       78,331          1         939              -              -           940
Reclass cumulative dividends on redeemable
preferred stock to APIC ..........................            -          -     (1,850)          1,850              -             -
Reclass accreted issue costs on redeemable
preferred stock to APIC ..........................            -          -       (608)            608              -             -
Reclass unaccreted issue costs on redeemable
preferred stock to APIC ..........................            -          -       (526)              -              -         (526)
Issuance costs of initial public offering ........            -          -     (3,034)              -              -       (3,034)
Issuance of common stock options..................            -          -         438              -              -           438
Net loss .........................................            -          -           -              -        (5,661)       (5,661)
                                                   -------------    -------   ---------      ---------    -----------    ---------
BALANCE AT DECEMBER 31, 1996 .....................    6,871,353     $   69    $ 45,322       $      -     $ (23,569)     $  21,822
                                                   =============    =======   =========      =========    ===========    =========


See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.

                     Consolidated Statements of Cash Flows

                                                                                            YEARS ENDED DECEMBER 31,
(in thousands)                                                                        1996             1995           1994
                                                                                 ------------     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss .................................................................         $ (5,661)       $(3,808)         $ (6,192)
  Adjustments to reconcile net loss to net cash used for
    operating activities:
      Depreciation and amortization ........................................               839            736               446
      Provision for doubtful accounts ......................................               100             48                78
      Loss on sale of furniture and equipment ..............................                 -             69                 -
      Accretion of interest ................................................               265            367                 -
      Gain on forgiveness of debt ..........................................                 -              -              (19)
      Stock options issued .................................................                69              -               256
      Write-off of product development and related costs ...................             1,100              -                 -
      Write-off of acquired in-process research and development costs ......               853              -                 -
      Changes in operating assets and liabilities:
           Accounts receivable .............................................           (1,760)          (533)                45
           Other trade receivables .........................................              (71)            292             (530)
           Other current assets ............................................             (180)             32              (65)
           Accounts payable and accrued expenses ...........................               632          (370)             1,376
           Deferred rent ...................................................              (28)           (16)               185
           Deferred revenue ................................................             (915)            783               673
                                                                                 -------------    -----------     -------------

       NET CASH USED IN OPERATING ACTIVITIES ...............................           (4,757)        (2,400)           (3,747)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs ...................................             (279)          (426)             (338)
  Purchase of furniture and equipment, net of disposals ....................             (293)           (57)           (1,785)
  Proceeds from sale of furniture and equipment ............................                 -            221               206
  Purchase of short-term investments .......................................             (993)              -                 -

                                                                                 -------------    -----------     -------------
       NET CASH USED IN INVESTING ACTIVITIES ...............................           (1,565)          (262)           (1,917)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations ..........................             (195)          (192)              (25)
  Principal payments on borrowings .........................................             (474)          (348)             (390)
  Proceeds from issuance of notes payable ..................................                 -          2,350                 -
  Proceeds from issuance of preferred stock, net of issuance costs .........              (37)          4,672             5,721
  Proceeds from issuance of common stock upon exercise of options ..........                 6              7                 -
  Proceeds from initial public offering of common stock ....................            27,600              -                 -
  Issuance costs on initial public offering of common stock ................           (3,034)              -                 -
  Payments of cumulative dividends .........................................             (909)              -                 -

                                                                                 -------------    -----------     -------------
       NET CASH FROM FINANCING ACTIVITIES ..................................            22,957          6,489             5,306
                                                                                 -------------    -----------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................            16,635          3,827             (358)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................             4,036            209               567
                                                                                 -------------    -----------     -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................         $  20,671       $  4,036         $     209
                                                                                 =============    ===========     =============

See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF THE BUSINESS

APACHE Medical Systems, Inc. (the "Company"), a Delaware corporation, was incorporated on September 1, 1987. The Company is a leading provider of clinically-based decision support information systems to the healthcare industry. The Company offers healthcare providers and suppliers a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Use of Estimates

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. Activities of the subsidiary to date have been immaterial. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates.

Revenue Recognition

Revenue for sales of systems and products requiring production activities both before and subsequent to delivery is recognized by the percentage-of-completion method using significant milestones to estimate progress toward completion. Sales of other systems and products are recognized at delivery. Systems support fees are recognized ratably over the period of performance. Professional services revenue is recognized as these services are provided. Amounts received prior to the performance of service or completion of a milestone are deferred. Revenue recognized for work performed for which billings have not been presented to customers is recorded as unbilled.

Cost of Operations

Cost of operations consists primarily of third party equipment and licenses sold, amortization of software development costs, direct personnel costs and other direct costs.

Furniture and Equipment

Furniture and equipment are stated at cost. Furniture and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Amortization of equipment held under capital leases is provided on the straight-line basis over the shorter of the estimated useful life of the assets or the life of the lease.

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1996, cash equivalents and short-term investments consisted of interest bearing overnight bank investment accounts, money market instruments and government agency securities. At December 31, 1995, cash equivalents consisted of interest bearing overnight bank investment accounts. Cash equivalents are carried at cost which approximates market. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its short-term investments as "available-for-sale". Such investments are recorded at fair value, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of stockholders' equity. At December 31, 1996, there were no unrealized gains or losses.

Software Capitalization

The Company capitalizes certain software development costs subsequent to the establishment of technological feasibility of its products. Technological feasibility is established generally upon completion of a working model of a product. Costs incurred prior to technological feasibility are expensed and are included as research and development costs in the accompanying consolidated financial statements. Amortization of capitalized costs begins when products are available for general release to customers and is computed on a product-by-product basis in the amount which is the greater of (a) the ratio that current revenues bear to the total of the current and future anticipated revenues, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Such costs are reflected in cost of operations.

The Company capitalized approximately $279,000, $426,000 and $338,000 in software development costs during 1996, 1995 and 1994, respectively. Amortization of software development costs approximated $231,000, $63,000 and $0 in 1996, 1995 and 1994, respectively. During the fourth quarter of 1996, the Company recorded a non-recurring charge totaling $375,000 relating to the write-off of the acute care capitalized software product. This charge is included in the write-off of product development and related costs totaling $1.1 million.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Current Vulnerability Due to Certain Concentrations

The Company currently depends on certain suppliers for the provision of computer hardware to its customers. The Company has not experienced and does not expect any disruption of such services and the Company believes that functionally equivalent computer hardware is available from other sources.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and trade receivables. Concentrations of credit risk with respect to trade receivables result from the Company's customer base, comprising primarily hospitals and other healthcare industry companies. Management regularly monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses. No single customer accounted for more than 10% of revenues in 1996, 1995 or 1994.

Net Loss Per Common Share

The net loss per common share is computed based upon the weighted average number of common shares and common equivalent shares (using the treasury stock
method) outstanding after certain adjustments described below.   Common
equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except that, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83, all common and common equivalent shares issued during the twelve-month period prior to the filing of the initial public offering ("cheap stock") even when antidilutive, have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price of $12.00 per share. The mandatory conversion of all outstanding shares of preferred stock, including certain accumulated dividends, the conversion of certain convertible debt, including the reduction of related interest, and the cheap stock related to stock options and warrants are included in the computation for all periods presented. These shares have been included in the computation for loss periods when such shares would otherwise not be included as the impact would be antidilutive because the preferred stock, accumulated dividends and convertible debt were converted into Common Stock on the closing of the Company's initial public offering. In the computation of net loss per share, accretion of preferred stock to the mandatory redemption amount is not included as an increase to net loss.

(3)  ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                               1996             1995
                                                                          -----------        ----------
Billed accounts .......................................................     $  2,638          $  1,297
Unbilled accounts .....................................................          581               314
                                                                          -----------        ----------
                                                                               3,219             1,611
Less allowance for doubtful accounts...................................        (102)             (191)
                                                                          -----------        ----------
                                                                            $  3,117          $  1,420
                                                                          ===========        ==========


Unbilled accounts represent revenue that has been recognized for work performed for which billings had not been presented to customers, as such accounts were not billable under contract terms at the balance sheet date. It is anticipated that substantially all of these accounts will be billed and collected within one year of the respective balance sheet date.

During 1994 through 1996, the Company sold software systems on trade terms that allow for payment over an agreed upon period. Amounts due under such installment terms are included as other trade receivables in the accompanying financial statements and are as follows (in thousands):

                                                                                         DECEMBER 31,
YEAR                                                                                        1996
----                                                                                    --------------
1997  ............................................................................        $      223
1998  ............................................................................                54
1999  ............................................................................                54
                                                                                        --------------
Total amounts ....................................................................               331
Less imputed interest at 8% to 14%  ..............................................              (22)
                                                                                        --------------
Installment trade receivables.....................................................               309
Less current maturities   ........................................................             (205)
                                                                                        --------------
Noncurrent installment trade receivables .........................................        $      104
                                                                                        ==============

(4) ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                                                    DECEMBER 31,
                                                                                1996             1995
                                                                           -----------     -----------
Accrued expenses .....................................................        $  1,751       $   723
QIMC licensing and marketing fees ....................................             725             -
                                                                           -----------     -----------
                                                                              $  2,476       $   723
                                                                           ===========     ===========


(5)  NOTES PAYABLE -- STOCKHOLDERS

Notes payable -- stockholders, which are all unsecured, consist of the following (in thousands):



                                                                                    DECEMBER 31,
                                                                            ----------------------------
                                                                                1996            1995
                                                                            ------------    ------------
Convertible notes payable, interest at 10%, interest imputed
    at 22%, principal and interest due December 31, 1997 .................   $        -         $  1,000
Less imputed interest ....................................................            -            (210)
                                                                            ------------    ------------
                                                                                      -              790
Convertible notes payable, non-interest bearing, interest
     imputed at 22%, principal due December 31, 1996 .....................            -              250
Less imputed interest ....................................................            -             (55)
                                                                            ------------    ------------
                                                                                      -              195
Notes payable, non-interest bearing, principal due after cumulative
     year-end retained earnings exceeds $200,000 .........................          100              100
                                                                            ------------    ------------
                                                                                    100            1,085

Less current maturities  .................................................            -            (250)
                                                                            ------------    ------------
                                                                             $      100       $      835
                                                                            ============    ============




Interest expense relating to notes payable-stockholders was approximately $316,000, $366,000 and $6,000 for the years ended December 31, 1996, 1995 and
1994, respectively.

In February and April 1995, the Company issued $1,750,000 of convertible non-interest bearing notes due December 31, 1996, with detachable warrants to purchase 349,653 shares of the Company's Common Stock at $1.43 per share. The warrants have been valued at $691,166, which amount has been included as capital stock and debt discount as of December 31, 1995 and amortized to interest expense over the life of the note. In December 1995, $600,000 of these notes were converted to 20,999 shares of Series F redeemable convertible preferred stock. Further, at that date, $900,000 of these notes were amended to mature on December 31, 1997, bearing stated interest at 10% beginning January 1, 1996, payable at maturity. The interest at the stated rate and the remaining imputed interest has been recognized over the life of the note. At December 31, 1995, $250,000 of the originally issued non-interest bearing notes remained outstanding. The interest bearing notes, totaling $900,000, were converted into 110,030 shares of the Company's Common Stock at the consummation of the public offering and the related imputed interest was written-off to interest expense and the stated interest was paid in full. The non-interest bearing note totaling $250,000 was paid in full in November 1996.

In August 1995, the Company issued $600,000 of convertible notes, with stated interest at prime plus 2%, due December 31, 1996, with detachable warrants to purchase 73,356 shares of the Company's Common Stock at $8.18 per share. The warrants did not become exercisable until 120 days after issuance and were cancelable if the notes were repaid or converted prior to that date. The warrants have been valued at $96,000, which amount has been included as capital stock and debt discount at December 31, 1995 and amortized to interest expense
over the life of the note.   In December 1995, subsequent to the warrant
cancellation date, $200,000 of these notes were converted to 7,000 shares of Series F redeemable convertible preferred stock, $300,000 were repaid and $100,000 were amended to mature on December 31, 1997, bearing stated interest at 10% beginning January 1, 1996, payable at maturity. The interest at the stated rate and the remaining imputed interest has been recognized over the life of the note. The interest bearing notes, totaling $100,000, were converted into 12,227 shares of the Company's Common Stock at the consummation of the public offering and the related imputed interest was written-off to interest expense and the stated interest was paid in full.

(6)  NOTES PAYABLE -- OTHER

Notes payable -- other consist of promissory notes to various medical and financial institutions. All the notes are unsecured.

Notes payable -- other consist of the following (in thousands):

                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                         1996          1995
                                                                                     -----------   ------------
Note payable, 10% interest payable semi-annually, principal payable in annual
     installments of $34,500 and $14,700 in May 1997 and 1998, respectively .......   $       49        $    83

Note payable, 10% interest payable semi-annually, principal payable in annual
     installments of $34,500 through August 1998 ..................................           69            138

Note payable, prime plus 2% interest (10.25% at December 31, 1996), payable in
      monthly installments of principal plus interest through November 1999 .......           63            105

Note payable, prime plus 2% interest payable in monthly installments of principal
      plus interest through January 1999, balance paid in full in April 1996.......            -             79
                                                                                     -----------   ------------
                                                                                      $      181   $        405

                                                                                     -----------   ------------
Less current maturities ...........................................................         (90)          (224)
                                                                                     -----------   ------------
                                                                                      $      91    $        181
                                                                                     ===========   ============



Scheduled maturities of notes payable -- other are as follows (in thousands):

      YEAR
      ----
      1997 ...............................         $   90
      1998 ...............................             70
      1999 ...............................             21


(7)  LEASE COMMITMENTS

Future minimum lease payments at December 31, 1996, under non-cancelable operating and capital leases are as follows (in thousands):

                                                                     CAPITAL          OPERATING
YEAR ENDING DECEMBER 31,                                             LEASES             LEASES
------------------------                                         -------------       ------------
1997 .................................................               $     60          $     447
1998 .................................................                      2                460
1999 .................................................                      -                434
                                                                 -------------       ------------
Total ................................................               $     62          $   1,341
                                                                 -------------       ============
Less interest at 12% to 18% ..........................                    (3)
                                                                 -------------
Present value of net minimum lease payments ..........                     59
                                                                 -------------
Less current maturities ..............................                  ( 57)
                                                                 -------------
                                                                     $      2
                                                                 =============

Operating Leases

In 1994, the Company entered into a new lease agreement for its current office space. The lease stipulates a rent abatement period of six months. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent payments and rent expense resulted in a deferred rent benefit.

Total rent expense under all operating leases was approximately $433,000, $416,000 and $358,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Capital Leases

During 1994 and 1995, the Company entered into agreements for the sale and leaseback of certain office equipment. The resulting leases are capital leases that expire at various dates through 1997.

Office equipment and related accumulated amortization under capital leases included in furniture and equipment on the accompanying balance sheet at December 31, 1996 is as follows (in thousands):


          Office equipment ..................................      $   186
          Less accumulated amortization .....................         (136)
                                                                   -------
                                                                   $    50
                                                                   =======

(8)  INCOME TAXES

The Company had no provision for income taxes in 1996, 1995 or 1994 as a result of its net losses for both financial statement and income tax purposes.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows (in thousands):


                                                                                1996               1995
                                                                              ---------         ----------
Deferred tax liabilities:
  Book value of equipment in excess of tax basis ..............                 $ (219)            $  (28)
  Capitalized software development costs ......................                   (170)              (263)
                                                                              ---------         ----------
Gross deferred tax liabilities ................................                   (389)              (291)

Deferred tax assets:
  Accrued vacation ............................................                      28                 28
  Accrued bonuses .............................................                     124                  -
  Accrued commissions .........................................                      42                  -
  Allowance for doubtful accounts .............................                      39                 72
  QIMC licensing and marketing fees ...........................                     276                  -
  Deferred rent benefit .......................................                      60                 70
  Excess of tax over book revenue recognized ..................                     387                998
  Net operating loss carryforwards ............................                   5,711              6,715
                                                                              ---------         ----------
Gross deferred tax assets .....................................                   6,667              7,883
                                                                              ---------         ----------
Less deferred tax assets valuation allowance ..................                   6,278              7,592
                                                                              ---------         ----------
Net deferred tax assets .......................................                     389                291
                                                                              ---------         ----------
Total deferred tax assets (liabilities) .......................                 $     -            $     -
                                                                              =========         ==========

The change in the total valuation allowance for the years ended December 31, 1996 and 1995 was a decrease of $1,314,000 and an increase of $1,857,900, respectively.

The Company has a net operating loss carryforward for income tax reporting purposes at December 31, 1996 of $15,029,000, which expires in approximate amounts as follows: $991,000 in 2003, $1,020,000 in 2004, $951,000 in 2005,
$517,000 in 2006, $1,992,000 in 2007, $867,000 in 2008, $6,438,000 in 2009 and
$2,253,000 in 2010. The Company's ability to use the carryforwards is subject to limitations resulting from changes in ownership, as defined by the Internal Revenue Code.


(9)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

Prior to the completion of the public offering, the Company had 200,000 shares of Series A redeemable convertible preferred stock ("Series A"), 211,131 shares of Series B redeemable convertible preferred stock ("Series B"), 118,110 shares of Series C redeemable convertible preferred stock ("Series C"), 209,994 shares of Series D redeemable convertible preferred stock ("Series D"), 174,995 shares of Series E redeemable convertible preferred stock ("Series E") and 27,999 shares of Series F redeemable convertible preferred stock ("Series F" and, together with the Series A, Series B, Series C, Series D and Series E, the "Series Preferred") issued and outstanding. The net proceeds from the issuance of the preferred stock were as follows: Series A, $2,000,000; Series B, $3,139,078; Series C, $2,776,120; Series D, $5,721,596; Series E, $4,672,395;
and Series F, $800,000. Issue costs were accreted to stockholders' equity in amounts relative to increases in redemption values over time. All Series Preferred were convertible into Common Stock at the option of the holder and conversion was mandatory in certain circumstances, including the closing of a public stock offering meeting defined criteria.

On July 3, 1996 (consummation of the public offering), all the outstanding shares of Series Preferred were automatically converted into 3,294,519 shares of Common Stock. The Series A, B, C, D, E and F were converted into 699,302 shares, 738,222 shares, 412,973 shares, 734,246 shares, 611,877 shares, and
97,899 shares of the Company's Common Stock, respectively.   At the completion
of the initial public offering, $608,000 of accreted issue costs were recorded as a decrease in paid-in capital.

Cumulative dividends were payable in cash or shares of Common Stock at the option of each holder of Series Preferred. In conjunction with the public offering, total cumulative dividends of $1,849,000 were either converted to Common Stock or paid with the proceeds of the public offering. Of the total cumulative dividends, $940,000 were converted into 78,331 shares of Common Stock at the stated preference of the holder and $909,000 were paid in cash with the proceeds of the public offering.

In conjunction with the 1995 issuance of Series E, the Company issued 36,713 warrants to purchase Common Stock at $8.18 to a stockholder relating to transaction fees. In the opinion of management, the value of these warrants does not materially affect the financial statements.

Holders of all Series Preferred had, and as common stockholders continue to have, certain demand and "piggyback" registration rights with respect to these securities. All Series Preferred also possessed certain rights relating to election of Board of Director slots.


(10)  STOCKHOLDERS' EQUITY (DEFICIT)

Common Stock

On June 18, 1996, the Company effected a 1-for-2.86 reverse stock split. Accordingly, all shares and per share amounts have been adjusted to reflect the reverse stock split as though it had occurred at the beginning of the initial period presented. Additionally, the authorized common shares of the Company were increased to 30,000,000.

In July 1996, the Company completed an initial public offering of its Common Stock whereby 2,300,000 shares were issued at $12 per share resulting in net proceeds of approximately $24.6 million.

On July 3, 1996 (consummation of the offering), all the outstanding shares of Series A, B, C, D, E and F redeemable convertible preferred stock were automatically converted into 3,294,519 shares of Common Stock, and at the holders' option, $940,000 of cumulative dividends were converted into 78,331 shares of Common Stock based on the stated preference of the holders. During 1996, cumulative dividends of $909,000 were paid in cash with the proceeds of this offering, and $608,000 of accreted issue costs have been reflected as a decrease in paid-in capital. Additionally, convertible notes payable with an outstanding balance of $1.0 million and a net carrying value of approximately $895,000 were converted into 122,257 shares of Common Stock.

Stock Options

The Company has an Employee Stock Option Plan (the "Plan") that provides up to 1,700,000 options to be issued to employees and Directors (prior to the adoption of the Non-Employee Director Stock Option Plan in April 1996) of the Company. All options are subject to forfeiture until vested, and unexercised options expire on the tenth anniversary of the year granted. Vesting periods
are from one to five years.   All employee stock options issued by the Company
have been granted with exercise prices equal to the average fair market value of the Common Stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: July 1, 1996 through December 31, 1996 (post public date) - expected dividend yield of 0%, risk-free interest rate of 6.38%, expected volatility factor of 42.50%, and an expected life of 6 years; January 1, 1995 through June 30, 1996 (pre-public date) - expected dividend yield of 0%, risk-free interest rate of 6.38%, expected volatility factor of 0%, and an expected life of 6 years.

The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its employee stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

                                                                    1996          1995
                                                                    ----          ----
   Net loss                   As reported ..............       $   (5,661)       $  (3,808)
                              Pro forma ................           (6,105)          (3,841)

   Net loss per share         As reported ..............       $   ( 0.93)       $  ( 0.79)
                              Pro forma ................           ( 1.00)          ( 0.80)

Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

The Company also granted 65,735 vested stock options during 1994 outside the Plan with an exercise price of $4.29 per share.

In June 1996, the Company entered into a marketing agreement with an affiliate of Premier Inc. ("Premier"), which provides buying services to a group of approximately 1,800 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999. In return, the Company has agreed to provide certain discounts to these hospitals and, granted to the Premier affiliate in June 1996, three options to purchase up to a total of 366,294 shares of Common Stock. Each of the options have a ten year term. One of the options vested upon grant and permits the Premier affiliate to purchase 65,488 shares of Common Stock at an exercise price of $8.18 per share. The Company valued these options at $369,000, which is being amortized over the life of the Premier contract. The other two options will vest, if at all, based on the volume of products and services sold to Premier hospitals and allow the Premier affiliate to purchase up to 300,806 shares of Common Stock at an exercise price of $13.00 per share. Performance options earned through December 31, 1996 totaled 24,411 shares. Valuation of the related stock options was calculated utilizing the Black-Scholes option pricing model. Expense related to the performance options are recorded when earned.

The following is a summary of the option transactions for the years ending December 31, 1994, 1995 and 1996:

                                                               Wtd. Avg.
                                            Shares             Ex. Price
                                          ----------          -----------

Outstanding, December 31, 1993 ...........    688,909           $    3.09
     Granted .............................    205,256                6.93
     Forfeited ...........................     13,768                7.60
                                          -----------         -----------

Outstanding, December 31, 1994 ...........    880,397           $    3.91
     Granted .............................     93,511                8.18
     Forfeited ...........................    102,239                4.46
     Exercised ...........................      2,623                2.86
                                          -----------         -----------

Outstanding, December 31, 1995 ...........    869,046           $    4.31
     Granted .............................    876,382               11.58
     Forfeited ...........................    112,257                8.79
     Exercised ...........................        788                8.18
                                          -----------         -----------

Outstanding, December 31, 1996 ...........  1,632,383           $    7.90
                                          ===========         ===========

Options outstanding at December 31, 1996 have exercise prices between $0.72 and $14.50, with a weighted average exercise price of $7.90 and a weighted average remaining contractual life of 8.55 years. At December 31, 1996, 910,930 options were exercisable with a weighted average exercise price of $4.69.

At December 31, 1996, options for 473,000 shares were available for grant under the Plan.

Non-Employee Director Stock Option Plan

In April 1996, the Company adopted its Non-Employee Director Option Plan (the "Director Option Plan"), pursuant to which non-employee directors of the Company will be granted an option to purchase 2,500 shares of Common Stock on January 1, of each calendar year for each year of service. The exercise price of such options shall be at the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Company has reserved 70,000 shares of Common Stock for issuance under the Director Option Plan. The Director Option Plan may be terminated by the Board of Directors at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. No shares were granted under the Director Option Plan as of December 31, 1996.

Employee Stock Purchase Plan

The Company's Employee Stock Purchase Plan (the "Purchase Plan") became effective in May 1996. A total of 210,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 8% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair market value of the Common Stock at the beginning of each offering period or the end of a three month purchase period, whichever is lower. The Board of Directors has the authority to amend or terminate the Purchase Plan provided no such action may adversely affect the rights of any participant. Purchases of shares by employees pursuant to the Purchase Plan will not commence until May 1997.

Stock Warrants

The Company has 17,483 outstanding warrants issued to a stockholder in 1991 with an exercise price of $2.86 per share that expire in 2001; 349,653 outstanding warrants issued to stockholders in 1995 with an exercise price of $1.43 per share that expire in 2000; and 110,069 outstanding warrants issued to stockholders in 1995 with an exercise price of $8.18 per share that expire in 2000.

(11)  WRITE-OFF OF PRODUCT DEVELOPMENT AND RELATED COSTS

During the fourth quarter of 1996, the Company recorded a non-recurring charge totaling $1.1 million relating to the write-off of capitalized product development costs totaling $375,000 and fees totaling $725,000 arising from an earlier agreement with QIMC, a healthcare focused, business-led coalition located in Cleveland. During 1994, the Company entered into an exclusive 10 year licensing agreement with QIMC for its database and methodologies. As of December 31, 1996, the Company is committed to pay an aggregate of $500,000 through March 1999 for the license fees associated with the sale of the Company's product related to these methodologies. As of December 31, 1996, the Company is also committed to pay an aggregate of $225,000 through March 1999 for marketing services. The Company recorded this charge because the joint marketing arrangement has not met management's expectations, resulting in limited sales of the related product during 1996. This trend is expected to continue through 1999 and, therefore, the projected sales for the related product and support revenue earned from existing clients are not considered adequate to support the related expenses associated with the QIMC agreement and the capitalized product development costs. The remaining commitment totaling $725,000 was included in other accruals as of December 31, 1996.

(12)  ACQUISITION

In December 1996, the Company completed the acquisition of the assets and certain liabilities of Health Research Network ("HRN") for $1.57 million in cash paid in January 1997. The acquisition price of $1.57 million is recorded as an accrual as of December 31, 1996.

The acquisition provides the Company with chronic illness medical information service capabilities initially related to HIV/AIDS disease management. HRN's proprietary patient level database and practice management software provide detailed information with regard to treatment patterns and clinical outcomes. HRN manages an ongoing epidemiological study under a cooperative agreement with the Centers for Disease Control and Prevention and provides HIV-related information services and studies distributed through IMS America to the pharmaceutical industry.

The acquisition has been accounted for using the purchase method of accounting and resulted in intangible assets totaling $714,000. The intangible assets consist of a software database of $488,000, assembled workforce of $102,000 and goodwill of $124,000. These assets are being amortized over 5 to 15 years. No amortization expense was recorded as of December 31, 1996. In connection with the acquisition, the Company recorded a non-recurring charge related to acquired in-process research and development costs of approximately $853,000
during the fourth quarter of 1996.   The purchase price allocation and lives of
assets were determined by an independent appraiser based on, among other things, employee turnover, historical customer retention rates and the historical rate of change in the products and markets.

Unaudited pro forma combined results of the operations of the Company for the years ended December 31, 1996 and 1995 are presented below and have been prepared assuming that the acquisition discussed above had been made as of January 1, 1995 (in thousands):

                                                       1996           1995
                                                   ------------    -----------
                                                          (unaudited)
Revenue .........................................   $    9,578       $   7,804
Net loss ........................................   $  (5,141)       $ (4,137)
Loss per share ..................................   $   (0.84)       $  (0.86)

The pro forma results include the historical accounts of the Company and the acquired entity adjusted to reflect the effects of the depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the assets acquired and the reversal of the non-recurring write-off of acquired in-process research and development costs recorded. The pro forma results are not necessarily indicative of actual results that might have occurred had the operations and management of the Company and the acquired entity been combined in 1996 and 1995.

(13)  COST OF OPERATIONS AND GROSS MARGIN BY PRIMARY REVENUE SOURCES

Prior to 1996, the Company did not identify cost of operations by its primary revenue sources and, accordingly, is unable to develop historical gross margins, or reliable estimates thereof, by revenue code. The following represents revenues and cost of operations by primary revenue sources for the year ended December 31, 1996 (in thousands):

                                             DECEMBER 31,
                                           ---------------
                                                 1996

Revenue:
    Systems ...........................      $        6,323
    Support ...........................               1,486
    Professional services .............                 975
                                           ----------------
        Total revenue .................               8,784

Cost of operations:
    Systems ...........................               2,387
    Support ...........................                 615
    Professional services .............                 352
                                           ----------------
        Total cost of operations ......               3,354

Gross margin ..........................      $        5,430
                                           ================

(14)  RELATED PARTY TRANSACTION

The Company entered into a license agreement with a stockholder in February 1995. The agreement was amended in December 1996. Under the amended agreement, the stockholder is licensed to sell a product of the Company for which the stockholder will pay a royalty after a set number of sales. No sales of the product were made during 1996. Additionally, the stockholder paid the Company $250,000 in 1995 for services in building and delivering the product during 1996.

(15)  OTHER COMMITMENTS

In 1994, the Company purchased rights to databases and methodologies from an unrelated company in exchange for 65,735 irrevocable options to purchase the Company's Common Stock for $4.29 per share. The estimated fair value of the stock options, $255,680, was recorded as software license expense. The Company also committed $200,000, payable in monthly installments through March 1996, for enhancements to the databases and the methodologies. As of December 31, 1996, the balance of the commitment was paid in full.

The Company has entered into an exclusive 10 year licensing agreement with QIMC, a healthcare focused, business-led coalition located in Cleveland for its database and methodologies. The Company is committed to pay $1.0 million from April 1994 to March 1999 for the license and royalties on the sale of the Company's product related to these methodologies. The Company is also committed to pay $100,000 per year from April 1994 to March 1999 for marketing services. Amounts committed by the Company related to this arrangement are as follows at December 31, 1996 (in thousands):

  1997 .........................................       $  319
  1998 .........................................          325
  1999 .........................................           81
                                                       ------
                                                       $  725
                                                       ======

During the fourth quarter of 1996, the Company expensed $725,000 related to the QIMC licensing and marketing fees. The expense is included in the write-off of product development and related costs totaling $1.1 million. The remaining commitment totaling $725,000 was included in other accruals as of December 31, 1996.

(16)  PROFIT SHARING PLAN

The Company sponsors a profit sharing plan intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan after three months of service. Employees may contribute a portion of their salary to the plan, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the plan at the discretion of the Board of Directors, but has made no such contribution to date. Employer contributions generally vest over seven years.

(17)  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $132,000, $33,000 and $67,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The following is supplemental information concerning non-cash investing and financing activities:

During 1994, the Company issued 8,742 shares of Common Stock in exchange for the forgiveness of $91,000 of debt. The difference between the amount of debt forgiven and the estimated fair value of the Common Stock, $71,000, was recorded as other income.

During 1994, the Company entered into an agreement for the sale and leaseback of certain equipment. The lease is classified as a capital lease and a capital lease obligation of $202,247 was recorded.

During 1995, the Company issued 27,999 shares of Series F upon conversion of $800,000 of convertible debt.

During 1995, the Company entered into two agreements for the sale and leaseback of certain equipment. The leases are classified as capital leases and a total capital lease obligation of $219,262 was recorded.

During 1995, the Company issued warrants to acquire Common Stock in connection with the issuance of convertible notes payable and Series E redeemable convertible preferred stock. The estimated value of the warrants is included in additional paid-in capital and $787,166 of debt discount was recorded.

On July 3, 1996 (consummation of the offering), all the outstanding shares of Series A, B, C, D, E and F redeemable convertible preferred stock were automatically converted into 3,294,519 shares of Common Stock and, at the holders' option, $940,000 of cumulative dividends were converted into 78,331 shares of Common Stock based on the stated preference of the holders. During 1996, cumulative dividends of $909,000 were paid in cash with the proceeds of this offering, and $608,000 of accreted issue costs have been reflected as a decrease in paid-in capital. Additionally, notes payable with an outstanding balance of $1.0 million and a net carrying value of approximately $895,000 were converted into 122,257 shares of Common Stock.

In December 1996, the Company completed the acquisition of the assets and certain liabilities of HRN for $1.57 million in cash paid in January 1997.


(18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments included in current assets and current liabilities include cash and cash equivalents, short-term investments, accounts and trade receivables, accounts payable and accrued expenses. The carrying amounts of these instruments approximate fair value because of the short maturity of the instruments.

Notes payable - stockholders and obligations under capital leases have carrying values that approximate fair values as the significant notes are carried net of imputed interest calculated at approximate current market rates.

(19)  SUBSEQUENT EVENTS

In January 1997, the Company acquired the assets of CardioMac, including a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room from Mercy Hospital Medical Center, Iowa Health Centers, the Iowa Heart Institute and Mark Tannenbaum, MD (its primary developer) for a payment of $1.35 million in cash and options to purchase up to 150,000 shares of APACHE Common Stock. These assets have unique capabilities including being able to provide standard and customized individual patient and group reports for PTCA and CABG patients.
The Company accounted for the acquisition using the purchase method of accounting. In connection with the acquisition, the Company recorded a non-recurring charge related to acquired in-process research and development costs of approximately $1.1 million during the first quarter of 1997.

In February 1997, the Company obtained a line of credit commitment from a commercial bank (the "Bank") providing for a borrowing capacity of $2.0 million. Borrowings will bear interest at a fluctuating rate equal to the Bank's prime rate plus 0.25%. The Company will also pay an annual fee on the total borrowing capacity of $2.0 million at a rate of 0.75% per annum. Borrowings will be collateralized by the Company's assets. The line of credit commitment will expire on May 31, 1997 and contains an automatic renewal that will expire on May 31, 1998. There can be no assurance, however, that the Company will be able to enter into a line of credit under the terms outlined in the commitment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         KPMG Peat Marwick LLP ("KPMG") served as the Company's independent public accountants for the 1996 fiscal year. In February 1997, following a review of the services provided by KPMG and of proposals from a variety of other independent public accountants, management and the Company's Board of Directors, acting on the recommendation of the Company's Audit Committee, decided to replace KPMG with Arthur Andersen LLP ("Arthur Andersen") as soon as practicable following the completion of the audit for fiscal year 1996. There were no disagreements with KPMG on any matter of accounting principle or practice, of financial statement disclosure or of auditing scope or procedure during fiscal years 1995 and 1996 or during the interim period from January 1, 1997 to the date on which the audit was completed. KPMG's report on the financial statements of the Company for fiscal years 1995 and 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company provided notice to KPMG on February 14, 1997 of its dismissal and received a response from KPMG to the statements of the Company in accordance with the requirements of Rule 304 of Regulation S-K. Effective February 20, 1997, the Company engaged Arthur Andersen as the Company's principal accountants to audit the Company's financial statements for the year ending December 31, 1997. Prior to February 20, 1997, neither the Company nor anyone on its behalf has consulted with Arthur Andersen regarding (A) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (B) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors and executive officers of the Registrant is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Election of Directors," "Nominees for Directorships," "Information Concerning the Board of Directors and its Committees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance".


ITEM 11.         EXECUTIVE COMPENSATION

         Information concerning management compensation is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the captions "Executive Compensation," "Director Compensation," "Report of the Compensation Committee of the Board of Directors" and "Company Performance".


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Security Ownership".


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the caption "Certain Relationships".


                                    PART IV

ITEM 14.         EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits:

         Exhibit
         Number           Description
         -------          -----------
         2.1              Asset Purchase Agreement by and among the Company and
                          Dun & Bradstreet HealthCare Information, Inc. and
                          Cognizant Corporation dated as of December 30, 1996*

         2.2 Asset Purchase Agreement by and among the Company and Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated as of January 7, 1997*

         3.1              Amended and Restated Certificate of Incorporation**

         3.2              By-Laws**

         4.1              Specimen Common Stock Certificate**

         10.1             APACHE Medical Systems, Inc. Employee Stock Option
                          Plan+**

         10.2             APACHE Medical Systems, Inc. Non-Employee Director
                          Option Plan+**

         10.3 Sublease Agreement between the Company and First Union National Bank of Virginia, dated March 17, 1994**

         10.4 Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995**

         10.5 Form of Warrant Agreement relating to warrants issued in 1995**

         10.6 Warrant Agreement between the Company and Venture Fund of Washington, dated May 13, 1991**

         10.7 Licensing Agreement between the Company and Cerner Corporation, dated February 2, 1995**

         10.8 Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994**

         10.9 Agreement between the Company and The George Washington University, dated August 19, 1994**

         10.10 Letter Agreement between the Company and the Northern New England Cardiovascular Disease Study Group, dated March 13, 1995**

         10.11 Licensing Agreement between the Company and Quality Information Management Corporation, dated March 24, 1994**

         10.12 Marketing Agreement between the Company and American Healthcare Systems Purchasing Partners, L.P., dated as of June 3, 1996**

         10.13 Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997*

         11.1             Computation of Earnings Per Share

         21.1             List of Subsidiaries of the Company**

         27.1             Financial Data Schedule

         ----------------
         +       Denotes compensatory plan.
         *       Incorporated herein by reference from the Company's Report on
                 Form 8-K filed on January 14, 1997.
         **      Incorporated herein by reference from the Company's
                 Registration Statement on Form S-1, SEC file no. 333-4106, initially filed on April 26, 1996.

(b)      Reports on Form 8-K

         December 30, 1996 (filed January 14, 1997) - Item 2. Acquisition or Disposition of Assets. Re: Acquisition of assets of Dun & Bradstreet HealthCare Information, Inc. and of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute.

           APACHE MEDICAL SYSTEMS, INC. AND CONSOLIDATED SUBSIDIARIES


Schedule II - Valuation and Qualifying Accounts

                                                                   ADDITIONS
                                                       --------------------------------
                                          BALANCE AT      CHARGED TO       CHARGED TO      DEDUCTIONS     BALANCE AT END
                                         BEGINNING OF      COSTS AND     OTHER ACCOUNTS                     OF PERIOD
                                            PERIOD         EXPENSES
DESCRIPTION
-----------
Allowance for doubtful accounts
receivable
1994                                        $   64,500      $   78,500       $        -      $        -       $  143,000
1995                                           143,000         126,300                -          78,500          190,800
1996                                           190,800         100,000                -         188,508          102,292
Deferred tax assets valuation
allowance
1994                                         2,221,500               -        3,512,500               -        5,734,000
1995                                         5,734,000               -        1,857,900               -        7,591,900
1996                                         7,591,900               -                -       1,313,675        6,278,225

                                   SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 20, 1997.

                              APACHE MEDICAL SYSTEMS, INC.

                                /s/  Gerald E. Bisbee, Jr., Ph.D.
                              -------------------------------------------
                              Gerald E. Bisbee, Jr., Ph.D.
                              Chairman and Chief Executive Officer

                                /s/  Brion D. Umidi
                              -------------------------------------------
                              Brion D. Umidi
                              Vice President, Finance and Administration,
                              Treasurer and Chief Financial Officer
                              (Chief Financial and Accounting Officer)

                                /s/  Lisa M. Clements
                              -------------------------------------------
                              Lisa M. Clements
                              Controller and Assistant Treasurer


      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 20, 1997 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED.

  /s/    Edward J. Connors                                    /s/   Lawrence S. Lewin
-------------------------------------------                 --------------------------------------------
         Edward J. Connors                                          Lawrence S. Lewin
         Director                                                   Director

  /s/    Thomas W. Hodson                                     /s/   Francis G. Ziegler
-------------------------------------------                 --------------------------------------------
         Thomas W. Hodson                                           Francis G. Ziegler
         Director                                                   Director

  /s/    William A. Knaus, M.D.                               /s/   Gerald E. Bisbee, Jr., Ph.D.
-------------------------------------------                 --------------------------------------------
         William A. Knaus, M.D.                                     Gerald E. Bisbee, Jr., Ph.D.
         Director                                                   Chairman and Chief Executive Officer

                               INDEX TO EXHIBITS


Exhibit
Number   Description

11.1     Computation of Earnings Per Share

27.1     Financial Data Schedule