Form 10-Q
period 1997-03-31
APACHE MEDICAL SYSTEMS INC
filed 1997-05-09
CIK 883697

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               ------------------------------------
                                                     or

 ( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               -------------     -------------

Commission file number              000-20805
                       --------------------------------------------

                        APACHE MEDICAL SYSTEMS, INC.
-------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

      Delaware                                      23-2476415
-----------------------                          ------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

1650 Tysons Boulevard, McLean, Virginia                22102
---------------------------------------               --------
(Address of principal executive offices)             (Zip Code)

                                 (703) 847-1400
                                  ------------
              (Registrant's telephone number, including area code)

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

                                   6,871,353
                                   ---------
                       (Number of shares of common stock
                         outstanding as of May 9, 1997)

                          APACHE MEDICAL SYSTEMS, INC.


                                     INDEX



                                                                                                                Page No.
Part I - Financial Information


         Item 1 - Financial Statements


                  Consolidated Statements of Operations (unaudited) - three months ended March
                      31, 1997 and 1996                                                                           1

                  Consolidated Balance Sheets -- March 31, 1997 (unaudited) and December 31,
                      1996                                                                                        2

                  Consolidated Statements of Changes in Stockholders' Equity (Deficit) - three
                      months ended March 31, 1997 (unaudited) and year ended December 31, 1996                    3

                  Consolidated Statements of Cash Flows (unaudited) - three months ended March
                      31, 1997 and 1996                                                                           4

                  Notes to Consolidated Financial Statements (unaudited)                                        5-6

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
                  Operations                                                                                    7-9


Part II - Other Information


         Item 2 - Changes in Securities                                                                          10


         Item 5 - Other Information                                                                              10

         Item 6 - Exhibits and Reports on Form 8--K                                                           11-12

Signatures                                                                                                       13

                         APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)





                                                                                       FIRST QUARTER ENDED MARCH 31,
(in thousands, except per share data)                                                     1997              1996
                                                                                     --------------     --------------
Revenue:
  Systems and related products                                                        $       1,445      $      1,242
  Support                                                                                       476               330
  Professional services                                                                         479                87
                                                                                      --------------     ------------
          Total revenue                                                                       2,400             1,659

Expenses:
  Cost of systems and related products                                                          725               563
  Cost of support                                                                               131               123
  Cost of professional services                                                                 451                67
  Research and development                                                                      672               364
  Selling, general and administrative                                                         2,818             1,445
  Write-off of acquired in-process
     research and development costs                                                           1,112                 -
                                                                                      --------------     ------------
          Total expenses                                                                      5,909             2,562

Loss from operations                                                                         (3,509)             (903)

Other income (expense):
  Interest income                                                                               234                58
  Interest expense                                                                               (7)             (106)
                                                                                      --------------     ------------

          Total other income (expense)                                                          227               (48)

Net loss                                                                              $      (3,282)      $      (951)
                                                                                      ==============      ===========

Net loss per share                                                                    $       (0.48)      $     (0.19)
                                                                                      ==============      ===========

Weighted average number of shares used for calculation of net loss per share                  6,871             4,628
                                                                                      ==============      ===========

See accompanying notes to consolidated financial statements.

                         APACHE MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS



(in thousands except share data)                                              MARCH 31,              DECEMBER 31,
                                                                                1997                    1996
                                                                           ---------------          --------------
ASSETS                                                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                    $ 16,385                 $ 20,671
Short-term investments                                                            993                      993
Accounts receivable, net of allowance for doubtful accounts of $234             3,089                    3,117
in 1997 and $102 in 1996
Other trade receivables                                                           147                      205
Prepaid expenses and other                                                        596                      620
                                                                             --------                 --------
      TOTAL CURRENT ASSETS                                                     21,210                   25,606
Other trade receivables, net of current maturities                                 95                      104

Furniture and equipment                                                         2,930                    2,683
Less accumulated depreciation and amortization                                 (1,643)                  (1,495)
                                                                             --------                 --------
                                                                                1,287                    1,188

Capitalized software development costs, net                                       479                      374

Intangible assets, net                                                          1,164                      714
                                                                             --------                 --------
      TOTAL ASSETS                                                           $ 24,235                 $ 27,986
                                                                             ========                 ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                             $    556                 $    607
Accrued expenses                                                                2,602                    2,476
Purchase acquisition costs                                                         -                     1,565
Current maturities of obligations under capital leases                             35                       57
Current maturities of notes payable - other                                        90                       90
Deferred revenue                                                                1,832                    1,017
                                                                             --------                 --------
      TOTAL CURRENT LIABILITIES                                                 5,115                    5,812

Deferred rent benefit                                                             150                      159
Obligations under capital leases, net of current maturities                        -                         2
Notes payable - stockholders, net of current maturities                           100                      100
Notes payable - other, net of current maturities                                   86                       91
                                                                             --------                 --------
      TOTAL LIABILITIES                                                         5,451                    6,164

STOCKHOLDERS' EQUITY :
Common stock, $.01 par value, authorized shares, 30,000,000 at March
31, 1997 and December 31, 1996; issued and outstanding shares,
6,871,353 at March 31, 1997 and December 31, 1996                                  69                       69

Additional paid-in capital                                                     45,566                   45,322

Accumulated deficit                                                           (26,851)                 (23,569)
                                                                             --------                 --------
      TOTAL STOCKHOLDERS' EQUITY                                               18,784                   21,822
                                                                             --------                 --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 24,235                 $ 27,986
                                                                             ========                 ========

See accompanying notes to consolidated financial statements

                         APACHE MEDICAL SYSTEMS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                              COMMON STOCK           ADDITIONAL
                                                                                          ----------------------      PAID-IN
(in thousands, except share data)                                                           SHARES      AMOUNT        CAPITAL
                                                                                          ----------  ----------  -------------
BALANCE AT JANUARY 1, 1996                                                                 1,075,458         $11     $ 1,363
Issuance of common stock                                                                         788           -           7
Issuance of common stock through initial public
offering                                                                                   2,300,000          23      27,577
Accretion of cumulative dividends and issue costs
on redeemable preferred stock                                                                      -           -           -
Conversion of convertible preferred stock                                                  3,294,519          33      20,017
Conversion of convertible debt                                                               122,257           1         999
Conversion of cumulative dividends on redeembable preferred stock                             78,331           1         939
Reclass cumulative dividends on redeemable preferred stock to APIC                                 -           -      (1,850)
Reclass accreted issue costs on redeemable preferred stock to APIC                                 -           -        (608)
Reclass unaccreted issue costs on redeemable preferred stock to APIC                               -           -        (526)
Issuance costs of initial public offering                                                          -           -      (3,034)
Issuance of common stock options                                                                   -           -         438
Net loss                                                                                           -           -          -

                                                                                           ---------   ---------   ---------
BALANCE AT DECEMBER 31, 1996                                                               6,871,353          69      45,322
Issuance of common stock options                                                                   -           -         244
Net loss                                                                                           -           -           -
                                                                                           =========   =========   =========
BALANCE AT MARCH 31, 1997 (UNAUDITED)                                                      6,871,353         $69     $45,566
                                                                                           =========   =========   =========

                                                                                          CUMULATIVE
                                                                                        DIVIDENDS AND
                                                                                        ACCRETED ISSUE
                                                                                           COSTS ON
                                                                                          CUMULATIVE
                                                                                          REDEEMABLE       ACCUMULATED
(in thousands, except share data)                                                      PREFERRED STOCK       DEFICIT        TOTAL
                                                                                       ----------------    -----------    ---------
BALANCE AT JANUARY 1, 1996                                                                     ($1,779)      ($ 17,908)    ($18,313)
Issuance of common stock                                                                             -               -            7
Issuance of common stock through initial public offering                                             -               -       27,600
Accretion of cumulative dividends and issue costs
on redeemable preferred stock                                                                     (679)              -         (679)
Conversion of convertible preferred stock                                                            -               -       20,050
Conversion of convertible debt                                                                       -               -        1,000
Conversion of cumulative dividends on redeembable preferred stock                                    -               -          940
Reclass cumulative dividends on redeemable preferred stock to APIC                               1,850               -            -
Reclass accreted issue costs on redeemable preferred stock to APIC                                 608               -            -
Reclass unaccreted issue costs on redeemable preferred stock to APIC                                 -               -         (526)
Issuance costs of initial public offering                                                            -               -       (3,034)
Issuance of common stock options                                                                     -               -          438
Net loss                                                                                             -          (5,661)      (5,661)
                                                                                             ----------       ---------    --------
BALANCE AT DECEMBER 31, 1996                                                                                   (23,569)      21,822
Issuance of common stock options                                                                     -               -          244
Net loss                                                                                             -          (3,282)      (3,282)
                                                                                             ==========       =========    ========
BALANCE AT MARCH 31, 1997 (UNAUDITED)                                                                -        ($26,851)     $18,784
                                                                                             ==========       =========    ========

See accompanying notes to consolidated financial statements.

                         APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)




                                                                            FIRST QUARTER ENDED MARCH 31,
(in thousands)                                                                1997                 1996
                                                                          --------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                    $ (3,282)         $   (951)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                255               216
      Provision for doubtful accounts                                              153                25
      Accretion of interest                                                          -                66
      Stock options issued                                                          21                 -
      Write-off of acquired in-process research and development costs            1,112                 -
      Changes in operating assets and liabilities:
           Accounts receivable                                                    (126)             (807)
           Other trade receivables                                                  67                54
           Other current assets                                                     (8)              (26)
           Intangible assets                                                       (35)                -
           Accounts payable and accrued expenses                                    75               (94)
           Deferred rent                                                            (9)               (5)
           Deferred revenue                                                        814               267
                                                                               --------          --------

       NET CASH USED IN OPERATING ACTIVITIES                                      (963)           (1,255)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                          (127)              (42)
  Purchase of furniture and equipment, net of disposals                           (253)               (6)
  Purchase acquisitions                                                         (2,915)                -

                                                                              ---------         ---------
       NET CASH USED IN INVESTING ACTIVITIES                                    (3,295)              (48)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                  (23)              (42)
  Principal payments on borrowings                                                  (5)              (28)
  Proceeds from issuance of preferred stock, net of issuance costs                   -               (37)
  Proceeds from issuance of common stock upon exercise of options                    -                 1

                                                                              ---------         ---------
       NET CASH USED IN FINANCING ACTIVITIES                                       (28)             (106)
                                                                              ---------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (4,286)           (1,409)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                20,671             4,036
                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 16,385          $  2,627
                                                                              =========         =========

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                  $      8          $     15
                                                                              =========         =========

See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information included herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's annual report. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

2. ACQUISITION

In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute. The purchase price for this acquisition was $1.35 million in cash and options to purchase 150,000 shares of APACHE Common Stock for a total value of $1.57 million. These assets have unique capabilities including the provision of standard and customized individual patient and group reports for PTCA and CABG patients.

The acquisition has been accounted for using the purchase method of accounting and resulted in intangible assets totaling $482,000. The intangible assets consist of software technology of $271,000, assembled workforce of $15,000 and goodwill of $196,000. These assets are being amortized over 5 to 15 years. In connection with the acquisition, the Company also acquired and recorded a non-recurring charge related to acquired in-process research and development costs of approximately $1.1 million during the first quarter of 1997. The purchase price allocation and lives of assets were determined by an independent appraiser.

3.    LOSS PER SHARE

Loss per share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Stock options and warrants were excluded because the effects would be antidilutive.

4.   NEW ACCOUNTING PRONOUNCEMENT

Statement of Financial Accounting Standards No. 128, "Earnings per Share" changes the reporting requirements for earnings per share ("EPS") for publicly traded companies by replacing primary EPS with basic EPS. The Company is required to adopt this standard for its December 31, 1997 year-end. Since the effect of outstanding options and warrants is antidilutive, management does not believe that statement No. 128 will have an impact on net loss per share as reported.

                          APACHE MEDICAL SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996


RESULTS OF OPERATIONS

CONSOLIDATED REVENUE. Revenue for the quarter ended March 31, 1997 increased 45% to $2.4 million from $1.7 million in the prior year period.

SYSTEMS AND RELATED PRODUCTS REVENUE. Systems and related products revenue for the quarter ended March 31, 1997, increased 16% to $1.4 million from $1.2 million in the prior year period. The increase in revenue was due primarily to the recording of revenue relating to the percentage of completion method of accounting for 1996 system and benchmark sales. This was partially offset by a decrease in system sales for the quarter ended March 31, 1997 compared to the same period in the prior year.

SUPPORT REVENUE. Support revenue for the quarter ended March 31, 1997 increased 44% to $476,000 from $330,000 in the prior year period due to the increase in the number of clients utilizing the Company's systems.

PROFESSIONAL SERVICES REVENUE. Professional services revenue for the quarter ended March 31, 1997 increased 451% to $479,000 from $87,000 for the prior year period. The increase is due primarily to the services and studies provided by Health Research Network (HRN), acquired by APACHE in December 1996. HRN manages an ongoing epidemiological study under a cooperative agreement with the Centers for Disease Control and provides HIV-related information services and studies distributed through IMS America to the pharmaceutical industry.

COST OF SYSTEMS AND RELATED PRODUCTS. Cost of systems and related products for the quarter ended March 31, 1997 increased 29% to $725,000 from $563,000 in the prior year period, due to the additional staffing requirements needed to support the Company's growth in systems and benchmark revenue. Cost of systems and related products for the first quarter increased to 50% of systems and related products revenue from 45% in the prior year period, due to the same factors as noted above, which were only partially offset by an increase in revenue.

COST OF SUPPORT. Cost of support for the quarter ended March 31, 1997 increased 7% to $131,000 from $123,000 in the prior year period, due to the additional staffing requirements needed to support the Company's larger client base. Cost of support for the first quarter decreased to 28% of support revenue from 37% in the prior year period, due to the increase in revenue, which more than offset the increase in cost of support.

COST OF PROFESSIONAL SERVICES. Cost of professional services for the quarter ended March 31, 1997 increased 573% to $451,000 from $67,000 in the prior year period, due to the costs associated with the services and studies provided by HRN, as explained above, and the additional staffing required to support the anticipated sales in customized consulting and disease management services. Cost of professional services for the first quarter increased to 94% of professional services revenue from 77% in the prior year period, due to the same factors as noted above, partially offset by an increase in revenue.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 1997 increased 85% to $672,000 from $364,000 in the prior year period, due primarily to an increase in staffing requirements related to the enhancement of current product lines as well as development activities for new products and services. During the first quarter of 1997, $128,000 of product development costs were capitalized, compared to $42,000 in the prior year period. Research and development expenses for the first quarter of 1997 increased to 28% of revenue from 22% in the prior year period, due to the same factors as noted above, which were only partially offset by an increase in revenue.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 1997 increased 95% to $2.8 million from $1.4 million in the prior year period, due primarily to overhead costs associated with the increase in staffing throughout the Company, an increase in sales and marketing related activities and an increase in expenses associated with public reporting requirements. Selling, general and administrative expenses for the first quarter of 1997 increased to 117% of revenue from 87% for the prior year period, due primarily to the same factors as noted above, which were only partially offset by an increase in revenue.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute. At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $1.1 million or 46% of the Company's revenue for the first quarter of 1997.

OTHER INCOME(EXPENSE). Other income (expense) increased from ($48,000) for the quarter ended March 31, 1996 to $227,000 for the quarter ended March 31, 1997. The increase is attributable to interest income earned from the investment of the net proceeds from the initial public offering of the Company's Common Stock in July 1996 and a decrease in interest-bearing notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $17.4 million as of March 31, 1997 compared to $21.7 million as of December 31, 1996.

In December 1996, the Company completed the acquisition of the assets and certain liabilities of Health Research Network for $1.57 million in cash paid in January 1997. In January 1997, the Company acquired the assets of CardioMac from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute for a payment of $1.35 million in cash and options to purchase 150,000 shares of APACHE Common Stock. Each of these acquisitions has been accounted for using the purchase method of accounting and, accordingly, the assets have been valued at their estimated fair value. Funding for the acquisitions was provided by the proceeds of the Company's public offering completed in July 1996.

In April 1997, the Company entered into a secured revolving line of credit from Crestar Bank providing for a borrowing capacity of $2.0 million. Borrowings bear interest at a fluctuating rate equal to the Bank's prime rate plus 0.25%. The Company also pays an annual fee on the total borrowing capacity of $2.0 million at a rate of 0.75% per annum. Borrowings are collateralized by the Company's accounts receivable and all other uncommitted assets. The line of credit expires on May 31, 1997 and contains an automatic renewal that expires on May 31, 1998, subject to the borrowers compliance with all terms and conditions of the agreement. There are currently no borrowings under the line of credit.

The Company anticipates that net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months.

                          PART II - OTHER INFORMATION

Item 2:  Changes in Securities

     The Company acquired certain assets of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C. ("IHC"), Mercy Hospital Medical Center ("Mercy"), Mark
A. Tannenbaum, M.D. and Iowa Heart Institute pursuant to an Asset Purchase Agreement dated as of January 7, 1997. As part of the consideration for the acquired assets, the Company granted an option to purchase 50,000 shares of Common Stock, par value $.01 per share, to each of IHC, Mercy and Dr. Tannenbaum. The options are fully exercisable and the exercise price of the options is $7.75 per share, the fair market value of the Company's Common Stock on January 7, 1997, the date of grant.

     The shares issuable upon the exercise of the options will be issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemption under Section 4(2) of the Act in that they did not involve a public offering or sale of the Company's securities. The parties, however, have entered into a Registration Agreement, dated as of January 7, 1997, pursuant to which IHC, Mercy and Dr. Tannenbaum have certain rights to participate in certain registrations by the Company of its Common Stock.

Item 5:  Other Information

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that a number of important factors could cause the Company's actual results to differ from those that may have been or may be projected in forward-looking statements made by or on behalf of the Company from time to time. These factors are described under the heading "Risk Factors" in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 1997. Specific reference is made to the Risk Factors set forth therein entitled "History of Operating Losses and Accumulated Deficit; Expected Losses; Uncertainty of Future Profitability", "Fluctuations in Quarterly Operating Results", "Uncertainty of Market Acceptance" and "State and Federal Government Regulation".

Item 6:  Exhibits and Reports on Form 8--K
-------  ---------------------------------

(a)      Exhibits --

Exhibit
Number            Description
-------           -----------

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

10.9               Agreement between the Company and The George Washington
                   University, dated August 19, 1994**

10.10              Letter Agreement between the Company and the Northern New
                   England Cardiovascular Disease Study Group, dated March 13,
                   1995**

10.11 Licensing Agreement between the Company and Quality Information Management Corporation, dated March 24, 1994**

10.12 Marketing Agreement between the Company and American Healthcare Systems Purchasing Partners, L.P., dated as of June 3, 1996**

10.13 Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997*

10.14 Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997.

11.1              Computation of Earnings Per Share

21.1              List of Subsidiaries of the Company**

27.1              Financial Data Schedule

-------------

+                 Denotes compensatory plan.

* Incorporated herein by reference from the Company's Report on Form 8-K filed on January 14, 1997.

** Incorporated herein by reference from the Company's Registration Statement on Form S-1, SEC file no. 333-4106, initially filed on April 26, 1996.

(b)               Reports on Form 8--K --

                  December 30, 1996 (filed January 14, 1997) - Item 2. Acquisition or Disposition of Assets. Re: Acquisition of assets of Dun & Bradstreet HealthCare Information, Inc. and of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute.

                  March 21, 1997 (filed March 28, 1997, amending Form 8-K filed February 20, 1997) - Item 4. Changes in Registrant's Certifying Accountant. Re: Termination of KPMG Peat Marwick as the Company's principal accountants and engagement of Arthur Andersen LLP as the Company's new principal accountants.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       APACHE MEDICAL SYSTEMS, INC.



Date: May 9, 1997                       /s/Gerald E. Bisbee, Jr.
     ------------                      -------------------------
                                       Gerald E. Bisbee, Jr.
                                       Chairman, Chief Executive
                                       Officer and President



Date: May 9, 1997                      /s/Brion D. Umidi
     -------------                     ------------------
                                       Brion D. Umidi
                                       Vice President, Finance and
                                       Administration, Treasurer and Chief
                                       Financial Officer (Chief
                                       Financial and Accounting Officer)



Date: May 9, 1997                       /s/Lisa M. Clements
     -------------                     --------------------
                                       Lisa M. Clements
                                       Controller and Assistant Treasurer