Form 10-Q
period 1997-06-30
APACHE MEDICAL SYSTEMS INC
filed 1997-08-12
CIK 883697

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended      June 30, 1997
                               -------------------------

                                      or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


          For the transition period from               to
                                          ------------    ----------------

          Commission file number                000-20805
                                ------------------------------------------

                         APACHE MEDICAL SYSTEMS, INC.
       ----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                 23-2476415
   ----------------------------------------           --------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                      Identification No.)


   1650 Tysons Boulevard, McLean, Virginia                   22102
   ----------------------------------------           -------------------
   (Address of principal executive offices)               (Zip Code)


                                (703) 847-1400
                                --------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                            ---
                                  7,255,516
                                  ---------
                      (Number of shares of common stock
                      outstanding as of August 12, 1997)

                         APACHE MEDICAL SYSTEMS, INC.


                                    INDEX


                                                                        Page No.
                                                                        --------
Part I - Financial Information


     Item 1 - Financial Statements


          Consolidated Statements of Operations (unaudited) - three
            months and six months ended June 30, 1997 and 1996                1

          Consolidated Balance Sheets (unaudited) - June 30, 1997
            and December 31, 1996                                             2

          Consolidated Statements of Changes in Stockholders'
            Equity (Deficit) (unaudited) - six months ended
            June 30, 1997 and year ended December 31, 1996                    3

          Consolidated Statements of Cash Flows (unaudited) - three
            months and six months ended June 30, 1997 and 1996                4

          Notes to Consolidated Financial Statements (unaudited)            5-7

     Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            8-11


Part II - Other Information

     Item 2 - Changes in Securities                                          12

     Item 4 - Submission of Matters to a Vote of Security Holders         12-13

     Item 5 - Other Information                                              13

     Item 6 - Exhibits and Reports on Form 8--K                           14-16

Signatures                                                                   17

                         APACHE MEDICAL SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                             Three Months Ended     Six Months Ended
                                                  June 30,              June 30,
(in thousands, except per share data)           1997      1996       1997      1996
                                              -------    ------     -------   -------
Revenue:
 Systems and related products                 $   657    $1,567     $ 2,102   $ 2,809
 Support                                          469       375         946       705
 Professional services                          1,326       862       2,470     1,574
                                              -------    ------     -------   -------
     Total revenue                              2,452     2,804       5,518     5,088


Expenses:
 Cost of systems and related products             514       544       1,238     1,107
 Cost of support                                  180       155         311       278
 Cost of professional services                    747       317       1,426       571
 Research and development                         700       297       1,371       661
 Selling, general and administrative            4,507     2,050       7,658     3,873
 Write-off of acquired in-process
  research and development costs                  500       -         1,612       -
                                              -------    ------     -------   -------
     Total expenses                             7,148     3,363      13,616     6,490

Loss from operations                           (4,696)     (559)     (8,098)   (1,402)

Other income (expense):
 Interest income                                  228        25         465        87
 Interest expense                                  (7)     (107)        (15)     (214)
 Other, net                                         9       -            10       -
                                              -------    ------     -------   -------
     Total other income (expense)                 230       (82)        460      (127)

Net loss                                      $(4,466)   $ (641)    $(7,638)  $(1,529)
                                              =======    ======     =======   =======

Net loss per share                            $ (0.62)   $(0.11)    $ (1.05)  $ (0.27)
                                              =======    ======     =======   =======
Weighted average number of shares used for
calculation of net loss per share               7,245     5,014       7,242     5,006
                                              =======    ======     =======   =======

See accompanying notes to consolidated financial statements.

                         APACHE MEDICAL SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (unaudited)


(in thousands except share data)                                               JUNE 30,     DECEMBER 31,
                                                                                 1997           1996
                                                                               --------     ------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      $ 13,773         $ 20,928
Short-term investments                                                            1,059            1,059

Accounts receivable, net                                                          3,309            3,816
Other trade receivables                                                              88              240
Prepaid expenses and other                                                          546              631
                                                                               --------         --------
   TOTAL CURRENT ASSETS                                                          18,775           26,674

Other trade receivables, net of current maturities                                   83              104

Furniture and equipment                                                           3,310            3,062
Less accumulated depreciation and amortization                                   (1,892)          (1,799)
                                                                               --------         --------
                                                                                  1,418            1,263

Capitalized software development costs, net                                         636              374

Intangible assets, net                                                            1,125              722
                                                                               --------         --------
   TOTAL ASSETS                                                                $ 22,037         $ 29,137
                                                                               ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    763         $    621
Accrued expenses                                                                  4,463            2,844
Purchase acquisition costs                                                          -              1,565
Current maturities of obligations under capital leases                               20               57
Current maturities of notes payable - other                                          97              115
Deferred revenue                                                                  1,337            1,140
                                                                               --------         --------
   TOTAL CURRENT LIABILITIES                                                      6,680            6,342


Deferred rent benefit                                                               141              159
Obligations under capital leases, net of current maturities                          57                2
Notes payable - stockholders, net of current maturities                             -                100
Notes payable - other, net of current maturities                                     89              129
                                                                               --------         --------
   TOTAL LIABILITIES                                                              6,967            6,732

STOCKHOLDERS' EQUITY:
Preferred stock, $.01 par value, authorized shares, 10,000,000 at June 30,
1997 and none at December 31, 1996; no shares issued and outstanding
at June 30, 1997 and December 31, 1996                                              -                -

Common stock, $.01 par value, authorized shares, 30,000,000 at June 30,
1997 and December 31, 1996; issued and outstanding shares, 7,255,516
at June 30, 1997 and 7,238,922 at December 31, 1996                                  73               72

Additional paid-in-capital                                                       45,627           45,325

Accumulated deficit                                                             (30,630)         (22,992)
                                                                               --------         --------
   TOTAL STOCKHOLDERS' EQUITY                                                    15,070           22,405
                                                                               --------         --------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 22,037         $ 29,137
                                                                               ========         ========

See accompanying notes to consolidated financial statements.

                         APACHE MEDICAL SYSTEMS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)
                                 (unaudited)


                                                                                         Cumulative
                                                                                        Dividends and
                                                                                        Accreted Issue
                                                                                          Costs on
                                                                           Additional    Cumulative
                                                          Common Stock      Paid-in      Redeemable       Accumulated
                                                       -----------------
                                                         Shares   Amount     Capital    Preferred Stock     Deficit        Total
                                                       ---------  ------   ----------   ---------------   -----------   ----------
(in thousands, except share data)

BALANCE, DECEMBER 31, 1994, AS PREVIOUSLY
REPORTED                                               1,072,835   $  11   $      569   $         (878)   $   (14,100)  $  (14,398)

Adjustment for pooling of interest                       367,569       3            3                -            411          417
                                                       ---------   -----   ----------   --------------    -----------   ----------
Balance, as restated                                   1,440,404      14          572             (878)       (13,689)     (13,981)
Issuance of convertible preferred stock warrants               -       -          787                -              -          787
Issuance of common stock                                   2,623       -            7                -              -            7
Accretion of cumulative dividends and issue costs on
redeemable preferred stock                                     -       -            -             (901)             -         (901)
Net loss                                                       -       -            -                -         (3,706)      (3,706)
                                                       ---------   -----   ----------   --------------    -----------   ----------
BALANCE AT DECEMBER 31, 1995                           1,443,027      14        1,366           (1,779)       (17,395)     (17,794)
Issuance of common stock                                     788       -            7                -              -            7
Issuance of Common stock through initial public
offering                                               2,300,000      23       27,577                -              -       27,600
Accretion of cumulative dividends and issue costs on
redeemable preferred stock                                     -       -            -             (679)             -         (679)
Conversion of convertible preferred stock              3,294,519      33       20,017                -              -       20,050
Conversion of convertible debt                           122,257       1          999                -              -        1,000
Conversion of cumulative dividends on redeemable
preferred stock                                           78,331       1          939                -              -          940
Reclass cumulative dividends on redeemable
preferred stock to APIC                                        -       -       (1,850)           1,850              -            -
Reclass accreted issue costs on redeemable preferred
stock to APIC                                                  -       -         (608)             608              -            -
Reclass unaccreted issue costs on redeemable
preferred stock to APIC                                        -       -         (526)               -              -         (526)
Issuance costs of initial public offering                      -       -       (3,034)               -              -       (3,034)
Issuance of common stock options                               -       -          438                -              -          438
Net loss                                                       -       -            -                -         (5,597)      (5,597)
                                                       ---------   -----   ----------   --------------    -----------   ----------
BALANCE AT DECEMBER 31, 1996                           7,238,922   $  72   $   45,325                -    $   (22,992)  $   22,405
Issuance of common stock options                               -       -          244                -              -          244
Exercise of common stock options                          16,594       1           58                -              -           59
Net loss                                                       -       -            -                -         (7,638)      (7,638)
                                                       ---------   -----   ----------   --------------    -----------   ----------
BALANCE AT JUNE 30, 1997                               7,255,516   $  73   $   45,627                -    $   (30,630)  $   15,070
                                                       =========   =====   ==========   ==============    ===========   ==========


See accompanying notes to consolidated financial statements.

                         APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (unaudited)


                                                                             Six Months Ended June 30
                                                                               1997             1996
                                                                           -----------       -----------

(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                    $    (7,638)      $    (1,529)
Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation and amortization                                                    530               458
  Provision for doubtful accounts                                                  370                50
  Accretion of interest                                                              -               133
  Stock options issued                                                              21                 -
  Write-off of acquired in-process research and development costs                1,612                 -
  Cost of acquisition                                                              732                 -
  Changes in operating assets and liabilities:
     Accounts receivable                                                           137            (1,049)
     Other trade receivables                                                       173               104
     Other current assets                                                          (70)           (1,025)
     Intangible assets                                                             (35)                -
     Accounts payable and accrued expenses                                         620               132
     Deferred rent                                                                 (17)              (11)
     Deferred revenue                                                              196              (239)
                                                                           -----------       -----------
    NET CASH USED IN OPERATING ACTIVITIES                                       (3,369)           (2,976)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                          (308)              (65)
  Purchase of furniture and equipment                                             (408)              (20)
  Purchase acquisitions                                                         (2,915)                -
  Purchase of short-term investments                                                 -                (7)
                                                                           -----------       -----------
    NET CASH USED IN INVESTING ACTIVITIES                                       (3,631)              (92)

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on capital lease obligations                                    (56)              (92)
Principal payments on borrowings                                                  (178)             (147)
Proceeds from issuance of preferred stock, net of issuance costs                     -               (37)
Proceeds from issuance of common stock upon exercise of options                     59                 7
Proceeds from issuance of notes payable                                             20                75
                                                                           -----------       -----------
    NET CASH USED IN FINANCING ACTIVITIES                                         (155)             (194)
                                                                           -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (7,155)           (3,262)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                20,928             4,300
                                                                           -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    13,773       $     1,038
                                                                          ============       ===========
SUPPLEMENTAL iNFORMATION:
  Cash payments for interest                                               $        17       $        52
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

2.   ACQUISITIONS

On June 24, 1997, the Company purchased a neonatal database from the Vermont-Oxford Network, Inc. The Company plans to develop new products using the database which will provide the Company with strong product/service offerings in the perinatal market. In connection with the acquisition, the Company recorded a non-recurring charge related to acquired in-process research and development costs of approximately $500,000 during the second quarter of 1997.

On June 2, 1997, the Company acquired National Health Advisors Ltd. (NHA); a healthcare management consulting firm focused on strategy and management support services for progressive healthcare organizations and networks. The former shareholders of NHA received approximately 368,000 shares of common stock of APACHE in exchange for all the common stock of NHA. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. In connection with the acquisition, the Company recorded a one-time charge in the second quarter of 1997 for acquisition-related costs of $732,000. These costs consisted primarily of professional fees.

Separate results of APACHE and NHA for the periods preceding the acquisition are as follows (in thousands):

                                FIRST QUARTER           YEAR ENDED
                                    ENDED               DECEMBER 31,
                               MARCH 31, 1997       1996          1995
                               --------------       ----          ----
REVENUE:
APACHE, previously
     reported                         $ 2,401    $ 8,784       $ 7,024
NHA                                       665      2,810         2,741
                                      -------    -------       -------

Total, as restated                    $ 3,066    $11,594       $ 9,765
                                      =======    =======       =======

NET INCOME (LOSS):
APACHE, previously
     reported                         $(3,282)   $(5,661)      $(3,808)

NHA                                       110         64           102
                                      -------    -------       -------

Total, as restated                    $(3,172)   $(5,597)      $(3,706)
                                      =======    =======       =======


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

                         APACHE MEDICAL SYSTEMS, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - SIX MONTHS ENDED
                            JUNE 30, 1997 AND 1996


RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1997 and 1996

On June 2, 1997, the Company acquired National Health Advisors Ltd. (NHA); a healthcare management consulting firm focused on strategy and management support services for progressive healthcare organizations and networks. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements and the following discussion of results of operations reflect the combined results of the pooled businesses for the respective periods presented.

CONSOLIDATED REVENUE. Revenue for the quarter ended June 30, 1997 decreased 13% to $2.5 million from $2.8 million in the prior year period. Revenue for the six months ended June 30, 1997 increased 8% to $5.5 million from $5.1 million in the prior year period.

SYSTEMS AND RELATED PRODUCTS REVENUE. Systems and related products revenue for the quarter ended June 30, 1997, decreased 58% to $657,000 from $1.6 million in the prior year period. Systems and related products revenue for the six months ended June 30, 1997, decreased 25% to $2.1 million from $2.8 million in the prior year period. The decrease in systems and related products revenue was due to a decrease in the number of systems sold for the six months ended June 30, 1997 compared to the same period in the prior year.

SUPPORT REVENUE. Support revenue for the quarter ended June 30, 1997 increased 25% to $469,000 from $375,000 in the prior year period. Support revenue for the six months ended June 30, 1997 increased 34% to $946,000 from $705,000 in the prior year period. Increase in support revenue was due to the increase in the number of clients utilizing the Company's systems.

PROFESSIONAL SERVICES REVENUE. Professional services revenue for the quarter ended June 30, 1997 increased 54% to $1.3 million from $862,000 for the prior year period. Professional services revenue for the six months ended June 30, 1997 increased 57% to $2.5 million from $1.6 million for the prior year period. The increase in professional services revenue was due primarily to the services and studies provided by Health Research Network (HRN), which was acquired by APACHE in December 1996.

COST OF SYSTEMS AND RELATED PRODUCTS. Cost of systems and related products for the quarter ended June 30, 1997 decreased 6% to $514,000 from $544,000 in the prior year period. Cost of systems and related products for the six months ended June 30, 1997 increased 12% to $1.2 million from $1.1 million in the prior year period. Increase from the prior year was due to the expansion of the Company's client service base to support the implementation of systems sold during 1996 and the anticipated growth in system sales during 1997. This was partially offset by a decrease in third party cost of goods sold, which is directly related to system sales.

Cost of systems and related products for the second quarter increased to 78% of systems and related products revenue from 35% in the prior year period. Cost of systems and related products for the first six months increased to 59% of systems and related products revenue from 39% in the prior year period. The increase as a percentage of revenue is primarily attributable to the decrease in revenue for the periods combined with maintaining staffing levels to support anticipated sales volume in the periods.

COST OF PROFESSIONAL SERVICES. Cost of professional services for the quarter ended June 30, 1997 increased 136% to $747,000 from $317,000 in the prior year period. Cost of professional services for the six months ended June 30, 1997 increased 150% to $1.4 million from $571,000 in the prior year period.
Increase was due to the costs associated with the services and studies provided and additional staffing required to support anticipated sales volume in the periods.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended June 30, 1997 increased 136% to $700,000 from $297,000 in the prior year period. Research and development expenses for the six months ended June 30, 1997 increased 107% to $1.4 million from $661,000 in the prior year period. Increase was due primarily to an increase in staffing requirements related to the enhancement of current product lines as well as development activities for new products and services. During the second quarter of 1997, $181,000 of product development costs were capitalized, compared to $23,000 in the prior year period. During the first six months of 1997, $308,000 of product development costs were capitalized, compared to $65,000 in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 1997 increased 120% to $4.5 million from $2.1 million in the prior year period. Selling, general and administrative expenses for the six months ended June 30, 1997 increased 98% to $7.7 million from $3.9 million in the prior year period. Increase was due primarily to acquisition costs related to the NHA merger totaling $732,000, overhead costs associated with the increase in staffing throughout the Company, an increase in sales and marketing related activities and an increase in expenses associated with public reporting requirements.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In June 1997, the Company purchased a neonatal database from the Vermont-Oxford Network, Inc. The Company plans to develop new products with the database which will provide the Company with strong product/service offerings in the perinatal market. At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $500,000.

In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute. At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $1.1 million.

OTHER INCOME(EXPENSE). Other income (expense) increased from ($82,000) for the quarter ended June 30, 1996 to $230,000 for the quarter ended June 30, 1997. Other income (expense) increased from ($127,000) for the six months ended June 30, 1996 to $460,000 for the six months ended June 30, 1997. The increase is attributable to interest income earned from the investment of the net proceeds from the initial public offering of the Company's Common Stock in July 1996 and a decrease in interest-bearing notes payable.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $14.8 million as of June 30, 1997 compared to $22.0 million as of December 31, 1996.

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

In June 1997, the Company acquired National Health Advisors Ltd. (NHA) for approximately 368,000 shares of Common Stock of APACHE in exchange for all the Common Stock of NHA. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented.

In April 1997, the Company entered into a secured revolving line of credit from Crestar Bank providing for a borrowing capacity of $2.0 million. Borrowings bear interest at a fluctuating rate equal to the Bank's prime rate plus 0.25%. The Company also pays an annual fee on the total borrowing capacity of $2.0 million at a rate of 0.75% per annum. Borrowings are collateralized by the Company's accounts receivable and all other uncommitted assets. The line of credit expires on May 31, 1998. There are currently no borrowings under the line of credit. Pursuant to the covenants under the line of credit, the Company is not currently eligible to borrow funds under the line.

The Company anticipates that net proceeds from the initial public offering will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months.

                         PART II - OTHER INFORMATION

Item 2:  Changes in Securities

     The Company, through a wholly-owned subsidiary, acquired all of the outstanding common stock of National Health Advisors, Ltd. (NHA) in exchange for 367,569 shares of Common Stock, par value $.01 per share of the Company pursuant to an agreement and plan of merger dated as of June 2, 1997.

     The shares have been issued without the benefit of an effective registration statement under the Securities Act of 1933, as amended (the "Act") in reliance upon the private placement exemption under Section 4(2) of the Act in that they did not involve a public offering or sale of the Company's securities.

Item 4:  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of stockholders was held on May 6, 1997.

(b)  Not applicable.

(c) At such meeting all six of the nominees for election as directors were elected to hold office until the next Annual Meeting. The votes cast with respect to each nominee for election as a director were as follows:


     Nominee                                 For        Withheld

     Gerald E. Bisbee, Jr., Ph.D.      5,489,658         4,100
     Edward J. Connors                 5,489,758         4,000
     Thomas W. Hodson                  5,489,758         4,000
     William A. Knaus, M.D.            5,489,758         4,000
     Lawrence S. Lewin                 5,438,858        54,900
     Francis G. Ziegler                5,489,758         4,000


     At such meeting the stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1997. The votes cast with respect to such matter were as follows:

     For       5,475,858
     Against      12,400



     At such meeting the stockholders approved the Amendment and Restatement of the Company's Employee Stock Option Plan:

     For       4,005,554
     Against     792,800

     At such meeting the stockholders approved the Amendment and Restatement of the Company's Non-Employee Director Stock Option Plan:

     For       5,226,252
     Against     258,306


     At such meeting the stockholders approved the Amendment and Restatement of the Company's Amended and Restated Certificate of Incorporation:


     For                           3,967,171
     Against                         847,550
     Abstentions/Broker Non-Votes    679,037


(d)  Not applicable.

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

2.3      Agreement and Plan of Merger among the Company, NHA
         Acquisition Corporation, National Health Advisors Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997.

3.1      Amended and Restated Certificate of Incorporation

3.2      By-Laws**

4.1      Specimen Common Stock Certificate**

4.2      Rights Agreement between the Company and First Chicago Trust Company of
         New York, dated as of May 6, 1997.***

10.1     APACHE Medical Systems, Inc. Employee Stock Option Plan+

10.2     APACHE Medical Systems, Inc. Non-Employee Director Option Plan+

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

10.9     Agreement between the Company and The George
         Washington University, dated August 19, 1994**

10.10    Letter Agreement between the Company and the Northern New
         England Cardiovascular Disease Study Group, dated March 13, 1995**

10.11    Licensing Agreement between the Company and Quality
         Information Management Corporation, dated March 24, 1994**

10.12    Marketing Agreement between the Company and American
         Healthcare Systems Purchasing Partners, L.P., dated as of June 3,
         1996**

10.13 Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997*

10.14 Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997****

10.15    Security Agreement dated February 11, 1997 made by the
         Company for the use and benefit of Crestar Bank and corresponding Commercial Note.

10.16    License Agreement between the Company and Vermont Oxford
         Network, Inc., Related Services Agreement between the Company and Vermont Oxford Network, Inc. and Consulting Agreement between the Company and Clinimetrics, Inc. each effective as of June 24, 1997.++

10.17    Employment Agreement by and between Gerald E. Bisbee,
         Jr., Ph.D. and the Company, dated May 5, 1997.+

10.18    Employment Agreement by and between the Company and Scott
         A. Mason, dated June 2, 1997.+

10.19    Employment Agreement by and between Robert Joseph
         Sullivan and the Company, dated June 16, 1997.+

10.20 Nonqualified Stock Option Agreement between the Company and William A. Knaus, M.D. dated May 29, 1997.+

11.1     Computation of Earnings Per Share

21.1     List of Subsidiaries of the Company**

27.1     Financial Data Schedule

_____________

+    Denotes compensatory plan.

++   Confidential treatment has been requested for a portion of this exhibit.

* Incorporated herein by reference from the Company's Report on Form 8-K filed on January 14, 1997.

**   Incorporated herein by reference from the Company's Registration
     Statement on Form S-1, SEC file no. 333-4106, initially filed on April 26, 1996.

*** Incorporated herein by reference from the Company's Current Report on Form 8-K filed on June 4, 1997.

**** Incorporated herein by reference from the Company's Report on Form 10Q for the quarter ended March 31, 1997.

(b)  Reports on Form 8-K

     June 2, 1997 (filed June 4, 1997) - Item 5. Other Events. Re: Adoption of Preferred Stock Purchase Rights Plan.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  APACHE MEDICAL SYSTEMS, INC.


Date: August 12, 1997             /s/ Robert J. Sullivan
      ---------------             ---------------------------------------
                                  Robert J. Sullivan
                                  Vice President, Chief Financial
                                  Officer and Treasurer (Chief
                                  Financial and Accounting Officer)

                              INDEX TO EXHIBITS


Exhibit
Number         Description
-------        -----------
2.3            Agreement and Plan of Merger among the Company, NHA Acquisition
               Corporation, National Health Advisors Ltd., Scott A. Mason and
               Donald W. Seymour dated as of June 2, 1997.

3.1            Amended and Restated Certificate of Incorporation

10.1           APACHE Medical Systems, Inc. Employee Stock Option Plan

10.2           APACHE Medical Systems, Inc. Non-Employee Director Option Plan


10.15 Security Agreement dated February 11, 1997 made by the Company for the use and benefit of Crestar Bank and corresponding
               Commercial Note.

10.16          License Agreement between the Company and Vermont Oxford Network,
               Inc., Related Services Agreement between the Company and
               Vermont Oxford Network, Inc. and Consulting Agreement between the Company and Clinimetrics, Inc. each effective as of June 24, 1997.

10.17          Employment Agreement by and between Gerald E.
               Bisbee, Jr., Ph.D. and the Company, dated May 5, 1997.

10.18 Employment Agreement by and between the Company and Scott A. Mason, dated June 2, 1997.

10.19          Employment Agreement by and between Robert Joseph
               Sullivan and the Company, dated June 16, 1997.

10.20          Nonqualified Stock Option Agreement between the
               Company and William A. Knaus, M.D. dated May 29, 1997.

11.1           Computation of Earnings Per Share

27.1           Financial Data Schedule