Form 10-Q
period 1997-09-30
APACHE MEDICAL SYSTEMS INC
filed 1997-11-13
CIK 883697

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

 (x)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1997
                               -------------------------------------

                                                   or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ---------------------

Commission file number                                      000-20805
                       --------------------------------------------------------

                        APACHE MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                           23-2476415
----------------------------------                 ----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

1650 Tysons Boulevard, McLean, Virginia                     22102
---------------------------------------                     -----
(Address of principal executive offices)              (Zip Code)


                                 (703) 847-1400
                                 ---------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          Yes     X         No
                                                       ------------     -------
                                   7,259,907
                                   ---------
          (Number of shares of common stock, $.01 par value per share, outstanding as of November 10, 1997)

                          APACHE MEDICAL SYSTEMS, INC.


                                     INDEX

                                                                                                                            Page No.
                                                                                                                            -------
Part I - Financial Information


       Item 1 - Financial Statements

               Consolidated Statements of Operations (unaudited) - three months and nine months ended September 30,
                   1997 and 1996                                                                                                  1

               Consolidated Balance Sheets (unaudited) - September 30, 1997 and December 31, 1996                                 2

               Consolidated Statements of Changes in Stockholders' Equity (Deficit) (unaudited) - nine months ended
                   September 30, 1997 and year ended December 31, 1996                                                            3

               Consolidated Statements of Cash Flows (unaudited) - nine months ended September 30, 1997 and 1996                  4

               Notes to Consolidated Financial Statements (unaudited)                                                           5-7

       Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations                          8-11

Part II - Other Information

       Item 5 - Other Information                                                                                                12

       Item 6 - Exhibits and Reports on Form 8--K                                                                                12

Signatures                                                                                                                       13

                          APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
(in thousands, except per share data)                             1997         1996         1997          1996
                                                              ----------   ---------   ----------    ----------
Revenue:
  Systems and related products                                $     75       $ 1,726    $   2,177      $  4,535
  Support                                                          550           354        1,496         1,059
  Professional services                                          1,046         1,199        3,516         2,773
                                                              ---------      --------   ----------     ---------
          Total revenue                                          1,671         3,279        7,189         8,367

Expenses:

  Cost of systems and related products                             520           479        1,758         1,586
  Cost of support                                                  170           137          481           415
  Cost of professional services                                    606           284        2,032           855
  Research and development                                         727           550        2,098         1,211
  Selling, general and administrative                            3,275         2,602       10,933         6,475
  Restructuring charge                                           1,623             -        1,623             -
  Write-off of acquired in-process
     research and development costs                                  -             -        1,612             -
                                                              ---------      --------   ----------     ---------
          Total expenses                                         6,921         4,052       20,537        10,542

Loss from operations                                            (5,250)         (773)     (13,348)       (2,175)

Other income (expense):
  Interest income                                                  229           315          694           402
  Interest expense                                                 (17)         (133)         (32)         (347)
  Other, net                                                         -             -           10             -
                                                              ---------      --------   ----------     ---------

          Total other income (expense)                             212           182          672            55

Net loss                                                      $ (5,038)      $  (591)   $ (12,676)     $ (2,120)
                                                              =========      ========   ==========     =========

Net loss per share                                            $  (0.69)      $ (0.07)   $   (1.75)     $  (0.32)
                                                              =========      ========   ==========     =========

Weighted average number of shares used for calculation of
    net loss per share                                           7,258         7,219        7,247         5,749
                                                              =========      ========   ==========     =========

See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


(in thousands except share data)                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      1997                   1996
                                                                                  -------------          ----------
ASSETS
Current assets:
Cash and cash equivalents                                                           $ 5,721               $ 20,928
Short-term investments                                                                5,982                  1,059
Accounts receivable, net                                                              2,737                  3,816
Other trade receivables                                                                  99                    240
Prepaid expenses and other                                                              725                    631
                                                                                  ----------             ----------
      TOTAL CURRENT ASSETS                                                           15,264                 26,674
Other trade receivables, net of current maturities                                       70                    104

Furniture and equipment                                                               3,300                  3,062
Less accumulated depreciation and amortization                                       (1,976)                (1,799)
                                                                                  ----------             ----------

                                                                                      1,324                  1,263

Capitalized software development costs, net                                               -                    374

Intangible assets, net                                                                  640                    722
                                                                                  ----------             ----------
      TOTAL ASSETS                                                                 $ 17,298               $ 29,137
                                                                                  ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                      $ 484                  $ 621
Accrued expenses                                                                      4,761                  2,844
Purchase acquisition costs                                                                -                  1,565
Current maturities of obligations under capital leases                                   16                     57
Current maturities of notes payable - other                                              96                    115
Deferred revenue                                                                      1,625                  1,140
                                                                                  ----------             ----------
      TOTAL CURRENT LIABILITIES                                                       6,982                  6,342

Deferred rent benefit                                                                   129                    159
Obligations under capital leases, net of current maturities                              51                      2
Notes payable - stockholders, net of current maturities                                   -                    100
Notes payable - other, net of current maturities                                         43                    129
                                                                                  ----------             ----------

      TOTAL LIABILITIES                                                               7,205                  6,732

STOCKHOLDERS' EQUITY :
Preferred stock, $.01 par value, authorized shares, 10,000,000 at September 30, 1997 and none at December 31, 1996; no shares
issued and outstanding at September 30, 1997 and December 31, 1996                      -                      -

Common stock, $.01 par value, authorized shares, 30,000,000 at
September 30, 1997 and December 31, 1996; issued and outstanding
shares, 7,259,907 at September 30, 1997 and 7,238,922 at December 31, 1996               73                     72

Additional paid-in capital                                                           45,688                 45,325

Accumulated deficit                                                                 (35,668)               (22,992)
                                                                                 -----------            -----------
      TOTAL STOCKHOLDERS' EQUITY                                                     10,093                 22,405
                                                                                 -----------            -----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 17,298               $ 29,137
                                                                                 ===========            ===========

See accompanying notes to consolidated financial statements.

                         APPACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unuadited)



                                                                              COMMON STOCK           ADDITIONAL
                                                                       --------------------------      PAID-IN
(in thousands, except share data)                                          SHARES        AMOUNT        CAPITAL
                                                                       ------------    ----------    ----------
BALANCE, DECEMBER 31, 1994, AS PREVIOUSLY REPORTED                       1,072,835          $ 11         $ 569
Adjustment for pooling of interest                                         367,569             3             3
                                                                       ------------    ----------    ----------
Balance, as restated                                                     1,440,404            14           572
Issuance of convertible preferred stock warrants                                 -             -           787
Issuance of common stock                                                     2,623             -             7
Accretion of cumulative dividends and issue costs on
    redeemable preferred stock                                                   -             -             -
Net loss                                                                         -             -             -
                                                                       ------------    ----------    ----------
BALANCE AT DECEMBER 31, 1995                                             1,443,027            14         1,366
Issuance of common stock                                                       788             -             7
Issuance of common stock through initial public offering                 2,300,000            23        27,577
Accretion of cumulative dividends and issue costs on
     redeemable preferred stock                                                  -             -             -
Conversion of convertible preferred stock                                3,294,519            33        20,017
Conversion of convertible debt                                             122,257             1           999
Conversion of cumulative dividends on redeembable preferred stock           78,331             1           939
Reclass cumulative dividends on redeemable preferred stock to APIC               -             -        (1,850)
Reclass accreted issue costs on redeemable preferred stock to APIC               -             -          (608)
Reclass unaccreted issue costs on redeemable preferred stock to APIC             -             -          (526)
Issuance costs of initial public offering                                        -             -        (3,034)
Issuance of common stock options                                                 -             -           438
Net loss                                                                         -             -             -
                                                                       ------------    ----------    ----------
BALANCE AT DECEMBER 31, 1996                                             7,238,922           $72       $45,325
Issuance of common stock options                                                 -             -           291
Exercise of common stock options                                            20,985             1            72
Net loss                                                                         -             -             -
                                                                       ------------    ----------    ----------
BALANCE AT SEPTEMBER 30,1997                                             7,259,907           $73       $45,688
                                                                       ============    ==========    ==========

                                                                            CUMULATIVE
                                                                           DIVIDENDS AND
                                                                          ACCRETED ISSUE
                                                                             COSTS ON
                                                                            CUMULATIVE
                                                                             REDEEMABLE        ACCUMULATED
(in thousands, except share data)                                         PREFERRED STOCK        DEFICIT            TOTAL
                                                                          ---------------     -----------    ------------
BALANCE, DECEMBER 31, 1994, AS PREVIOUSLY REPORTED                                $ (878)      $ (14,100)      $ (14,398)
Adjustment for pooling of interest                                                     -             411             417
                                                                          ---------------     -----------    ------------
Balance, as restated                                                                (878)        (13,689)        (13,981)
Issuance of convertible preferred stock warrants                                       -               -             787
Issuance of common stock                                                               -               -               7
Accretion of cumulative dividends and issue costs on
    redeemable preferred stock                                                      (901)              -            (901)
Net loss                                                                               -          (3,706)         (3,706)
                                                                          ---------------     -----------    ------------
BALANCE AT DECEMBER 31, 1995                                                      (1,779)        (17,395)        (17,794)
Issuance of common stock                                                               -               -               7
Issuance of common stock through initial public offering                               -               -          27,600
Accretion of cumulative dividends and issue costs on
     redeemable preferred stock                                                     (679)              -            (679)
Conversion of convertible preferred stock                                              -               -          20,050
Conversion of convertible debt                                                         -               -           1,000
Conversion of cumulative dividends on redeembable preferred stock                      -               -             940
Reclass cumulative dividends on redeemable preferred stock to APIC                 1,850               -               -
Reclass accreted issue costs on redeemable preferred stock to APIC                   608               -               -
Reclass unaccreted issue costs on redeemable preferred stock to APIC                   -               -            (526)
Issuance costs of initial public offering                                              -               -          (3,034)
Issuance of common stock options                                                       -               -             438
Net loss                                                                               -          (5,597)         (5,597)
                                                                          ---------------     -----------    ------------
BALANCE AT DECEMBER 31, 1996                                                           -        ($22,992)        $22,405
Issuance of common stock options                                                       -               -             291
Exercise of common stock options                                                       -               -              73
Net loss                                                                               -         (12,676)        (12,676)
                                                                          ---------------     -----------    ------------
BALANCE AT SEPTEMBER 30,1997                                                           -        ($35,668)        $10,093
                                                                          ===============     ===========    ============


See accompanying notes to consolidated financial statements.

                          APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                    NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)                                                                     1997                       1996
                                                                            --------------------       --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                            $ (12,676)                  $ (2,120)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                         797                        665
      Provision for doubtful accounts                                                       570                         75
      Accretion of interest                                                                   -                        252
      Stock options issued                                                                   67                          5
      Write-off of acquired in-process research and development costs                     1,612                          -
      Write-off of product development costs                                                620                          -
      Cost of Acquisition                                                                   732                          -
      Write-off of intangible assets                                                        436                          -
      Changes in operating assets and liabilities:
           Accounts receivable                                                              510                     (1,489)
           Other trade receivables                                                          174                         21
           Other current assets                                                            (181)                      (263)
           Intangible assets                                                                (35)                         -
           Accounts payable and accrued expenses                                            547                       (249)
           Deferred rent                                                                    (29)                       (19)
           Deferred revenue                                                                 484                       (690)
                                                                            --------------------       --------------------

       NET CASH USED IN OPERATING ACTIVITIES                                             (6,372)                    (3,812)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                                   (308)                      (131)
  Purchase of furniture and equipment                                                      (493)                       (91)
  Purchase acquisitions                                                                  (2,915)                         -
  Increase in short-term investments                                                     (4,923)                        (8)
                                                                            --------------------       --------------------
       NET CASH USED IN INVESTING ACTIVITIES                                             (8,639)                      (230)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                           (64)                      (153)
  Principal payments on borrowings                                                         (225)                      (239)
  Proceeds from issuance of preferred stock, net of issuance costs                            -                        (37)
  Proceeds from issuance of common stock upon exercise of options                            73                          6
  Proceeds from issuance of notes payable                                                    20                         75
  Proceeds from initial public offering of common stock                                       -                     27,600
  Issuance costs on initial public offering of common stock                                   -                     (3,034)
  Payments of cumulative dividends                                                            -                       (909)


                                                                            --------------------       --------------------
       NET CASH FROM (USED IN) FINANCING ACTIVITIES                                        (196)                    23,309
                                                                            --------------------       --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (15,207)                    19,267

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         20,928                      4,300
                                                                            --------------------       --------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 5,721                   $ 23,567
                                                                            ====================       ====================

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                               $ 14                      $ 128
                                                                            ====================       ====================

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

2.       RESTRUCTURING CHARGE

During the third quarter, the Company recorded a restructuring charge of $1.6 million related primarily to the Company's decision to revise its business strategy for the remainder of 1997 and 1998. The Company has decided to focus on products for high-cost, high-risk patients, APACHE's core strength, and to discontinue or postpone the development of certain products (including certain cardiovascular products), resulting in the reduction of the current workforce. The main components of the charge are as follows: write-off of capitalized product development costs related to discontinued products, write-off of intangible assets related to the CardioMac acquisition in January 1997 and termination costs, including severance pay and related benefits. As of September 30, 1997, substantially all the costs associated with the restructuring charge had been paid.

3.       ACQUISITIONS

On June 24, 1997, the Company purchased a neonatal database from the Vermont-Oxford Network, Inc. The Company plans to develop new products and services using the database which will provide the Company with strong product/service offerings in the perinatal market. In connection with the acquisition, the Company recorded a non-recurring charge related to acquired in-process research and development costs of approximately $500,000 during the second quarter of 1997.

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

Separate results of APACHE and NHA for the periods preceding the acquisition are as follows (in thousands):


                                      FIRST QUARTER         YEAR ENDED
                                            ENDED         DECEMBER 31,
                                      MARCH 31, 1997     1996      1995
                                      --------------     ----      ----
REVENUE:
APACHE, previously
     reported                             $ 2,401        $ 8,784  $ 7,024

NHA                                           665          2,810    2,741
                                          -------        -------    -----

Total, as restated                        $ 3,066        $11,594  $ 9,765
                                          =======        =======  =======

NET INCOME (LOSS):
APACHE, previously
     reported                             $(3,282)       $(5,661) $(3,808)

NHA                                           110             64      102
                                           ------        -------   ------

Total, as restated                        $(3,172)       $(5,597) $(3,706)
                                          ========       ======== ========


In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute. The purchase price for this acquisition was $1.35 million in cash and options to purchase 150,000 shares of APACHE Common Stock for a total value of $1.57 million.

The acquisition has been accounted for using the purchase method of accounting and resulted in intangible assets totaling $482,000. The intangible assets consist of software technology of $271,000, assembled workforce of $15,000 and goodwill of $196,000. These assets were being amortized over 5 to 15 years.
In connection with the acquisition, the Company also acquired and recorded a non-recurring charge related to acquired in-process research and development costs of approximately $1.1 million during the first quarter of 1997. The purchase price allocation and lives of assets were determined by an independent appraiser.

During the third quarter of 1997, the Company decided to postpone the sale of the CardioMac product, and any further development initiatives relative to this product and the assets purchased from CardioMac. As a result of this decision, the Company wrote-off the intangible assets relating to the acquisition totaling $436,000. This write-off is included in the restructuring charge as noted above.

4.       LOSS PER SHARE

Loss per share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Stock options and warrants were excluded because the effects would be antidilutive.

5.       NEW ACCOUNTING PRONOUNCEMENT

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

                          APACHE MEDICAL SYSTEMS, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS - NINE MONTHS ENDED
                          SEPTEMBER 30, 1997 AND 1996


RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 1997 and 1996

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

CONSOLIDATED REVENUE. Revenue for the quarter ended September 30, 1997 decreased 49% to $1.7 million from $3.3 million in the prior year period. Revenue for the nine months ended September 30, 1997 decreased 14% to $7.2 million from $8.4 million in the prior year period.

SYSTEMS AND RELATED PRODUCTS REVENUE. Systems and related products revenue for the quarter ended September 30, 1997, decreased 96% to $75,000 from $1.7 million in the prior year period. Systems and related products revenue for the nine months ended September 30, 1997, decreased 52% to $2.2 million from $4.5 million in the prior year period. The Company is currently developing and producing its next generation of critical care products and it has entered into several sales contracts with clients. These products have not yet been fully developed. Accordingly, systems and related product revenue have been, and will continue to be, nominal until such products are delivered, which is expected to be in early 1998.

SUPPORT REVENUE. Support revenue for the quarter ended September 30, 1997 increased 55% to $550,000 from $354,000 in the prior year period. Support revenue for the nine months ended September 30, 1997 increased 41% to $1.5 million from $1.1 million in the prior year period. Increase in support revenue was due to the increase in the number of clients utilizing the Company's systems.

PROFESSIONAL SERVICES REVENUE. Professional services revenue for the quarter ended September 30, 1997 decreased 13% to $1.0 million from $1.2 million for the prior year period. The decrease in professional services revenue was due to the reduction of services sold to biotechnology companies, partially offset by an increase in services and studies provided by Health Research Network
(HRN), which was acquired by APACHE in December 1996.

Professional services revenue for the nine months ended September 30, 1997 increased 27% to $3.5 million from $2.8 million for the prior year period. The increase in professional services revenue was due primarily to the services and studies provided by HRN, which was acquired by APACHE in December 1996.

COST OF SYSTEMS AND RELATED PRODUCTS. Cost of systems and related products for the quarter ended September 30, 1997 increased 9% to $520,000 from $479,000 in the prior year period. Cost of systems and related products for the nine months ended September 30, 1997 increased 11% to $1.8 million from $1.6 million in the prior year period. The increase from the prior year was due to the expansion of the Company's client service department to support the implementation of systems contracted for during 1996 and the anticipated growth in system sales during 1997 and 1998.

Cost of systems and related products for the third quarter increased to 693% of systems and related products revenue from 28% in the prior year period. Cost of systems and related products for the first nine months increased to 81% of systems and related products revenue from 35% in the prior year period. The increase as a percentage of revenue is primarily attributable to the decrease in revenue for the periods combined with maintaining staffing levels to support anticipated sales volume in the current and future periods.

COST OF PROFESSIONAL SERVICES. Cost of professional services for the quarter ended September 30, 1997 increased 113% to $606,000 from $284,000 in the prior year period. Cost of professional services for the nine months ended September 30, 1997 increased 138% to $2.0 million from $855,000 in the prior year period. The increase was due to the costs associated with the services and studies provided and additional staffing required to support anticipated sales volume in the current and future periods.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended September 30, 1997 increased 32% to $727,000 from $550,000 in the prior year period. Research and development expenses for the nine months ended September 30, 1997 increased 73% to $2.1 million from $1.2 million in the prior year period. The increase was due primarily to an increase in staffing requirements related to the enhancement of current product lines as well as development activities for new products and services. During the third quarter of 1997, no product development costs were capitalized, compared to $55,000 in the prior year period. As part of the restructuring charge, as noted below, the Company wrote-off $620,000 related to capitalized product development costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 1997 increased 26% to $3.3 million from $2.6 million in the prior year period. This was due primarily to an increase in the bad debt provision related to potential uncollectible accounts, an increase in sales and marketing related activities and overhead costs associated with the increase in staffing throughout the Company.

Selling, general and administrative expenses for the nine months ended September 30, 1997 increased 69% to $10.9 million from $6.5 million in the prior year period. This was due primarily to acquisition costs related to the NHA merger totaling $732,000, an increase in the bad debt provision related to potential uncollectible accounts, overhead costs associated with the increase in staffing throughout the Company, an increase in sales and marketing related activities and an increase in expenses associated with public reporting requirements.

RESTRUCTURING CHARGE. During the third quarter, the Company recorded a restructuring charge of $1.6 million related primarily to the Company's decision to revise its business strategy for the remainder of 1997 and 1998. The Company has decided to focus on products for high-cost, high-risk patients, APACHE's core strength, and to discontinue or postpone the development of certain products (including certain cardiovascular products), resulting in the reduction of the current workforce. The main components of the charge are as follows: write-off of capitalized product development costs related to discontinued products, write-off of intangible assets related to the CardioMac acquisition in January 1997 and termination costs, including severance pay and related benefits.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In June 1997, the Company purchased a neonatal database from the Vermont-Oxford Network, Inc. The Company plans to develop new products and services with the database which will provide the Company with strong product/service offerings in the perinatal market. At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $500,000.

In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute. At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $1.1 million.

OTHER INCOME(EXPENSE). Other income (expense) increased from $182,000 for the quarter ended September 30, 1996 to $212,000 for the quarter ended September 30, 1997. The increase is due to a decrease in interest-bearing notes payable, partially offset by a reduction in cash.

Other income (expense) increased from $55,000 for the nine months ended September 30, 1996 to $672,000 for the nine months ended September 30, 1997. The increase is attributable to interest income earned from the investment of the net proceeds from the initial public offering of the Company's Common Stock in July 1996 and a decrease in interest-bearing notes payable.

YEAR 2000 COMPLIANCE. The version of the Company's critical care system that was sold to customers prior to 1997 is not year 2000 compliant. The new version of the critical care system (for which the Company has taken orders in 1997) is currently under development and it is expected to be completed in early 1998. The Company has redesigned its critical care system to include new technical architecture and important new features and enhancements and it is year 2000 compliant. The Company has decided not to support the older version of the critical care system beyond the year 1999. The Company is offering to existing clients the option to migrate to the new version of the critical care system during the next two years. It is uncertain at this time whether all clients will agree to migrate to the new version or whether all migrations can be completed by the year 2000. As a result, the impact on the Company's future operating results or financial position is uncertain.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $11.7 million as of September 30, 1997 compared to $22.0 million as of December 31, 1996.

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

                          PART II - OTHER INFORMATION



Item 5:  Other Information

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company believes that a number of important factors could cause the Company's actual results to differ from those that may have been or may be projected in forward-looking statements made by or on behalf of the Company from time to time. These factors are described under the heading "Additional Item. Safe Harbor For Forward-Looking Statements" in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 20, 1997.


Item 6:  Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number           Description
------           -----------
11.1             Computation of Earnings (Loss) Per Share
27.1             Financial Data Schedule

(a)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K for the quarterly period ended September 30, 1997.

                                   SIGNATURES

                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 APACHE MEDICAL SYSTEMS, INC.



Date: November 10, 1997          /s/Gerald E. Bisbee, Jr., Ph.D.
     -------------------         --------------------------------------------
                                 Gerald E. Bisbee, Jr., Ph.D.
                                 Chief Executive Officer and President (Duly
                                 Authorized Officer and Chief Financial
                                 Officer)

                              INDEX TO EXHIBITS

Exhibit
Number           Description
--------         -----------
11.1             Computation of Earnings (Loss) Per Share
27.1             Financial Data Schedule