Form 10-K
period 1997-12-31
APACHE MEDICAL SYSTEMS INC
filed 1998-04-10
CIK 883697

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-20805

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

                   Yes   X                             No
                       ----                               ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                ----

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 20, 1998 was approximately $20,934,516. The number of outstanding shares of the registrant's Common Stock as of that date was 7,281,571.

Documents Incorporated by Reference:

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1998 are incorporated herein by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

                                     PART I

ITEM 1.          BUSINESS

OVERVIEW

         APACHE Medical Systems, Inc. ("APACHE" or the "Company") provides clinically based decision support information systems and services to the healthcare industry. The Company provides hospitals and physicians with patient-specific, concurrent and predictive outcomes information at the point of care that can be used to assist them in making clinical and resource utilization decisions. APACHE's products and services address the information needs of both healthcare practitioners and administrators by enabling joint access to clinical and utilization information, which facilitates both the containment of costs and the delivery of high-quality care. APACHE's products and services are focused on high-risk, high-cost patients, such as critical care, acute care, cardiovascular care and certain chronically-ill patients, who typically account for a disproportionately large share of healthcare expenditures.

INDUSTRY BACKGROUND

         The $1 trillion healthcare industry in the United States has undergone rapid changes during the past decade. Government regulators and the private sector have instituted various measures intended to lower the rate of increase in healthcare expenditures, including the institution of prospective payment programs, reductions in reimbursement rates, discounted fee-for-service programs and capitation payments. As a result of the continued migration from fee-for-service towards managed care, significant components of the financial risk inherent in the provision of healthcare have been transferred from payers to providers. Providers include hospitals, physicians and integrated delivery systems ("IDSs"), which are combinations of hospitals and physicians for managed care contracting purposes. In response to the transfer of financial risk, healthcare providers have increasingly focused their efforts on reducing costs while continuing to meet expectations for high-quality care.

         Hospitals initially responded to the increasing financial pressure by pursuing administrative cost savings. The next significant savings is in more efficiently managing utilization of clinical resources, such as controlling the number and type of procedures performed and the length of a patient's stay. In order to realize such savings while maintaining the quality of care, providers have sought access to sophisticated clinical information.

         Initial efforts to develop decision support tools were based on the use of data derived from billing systems and claims forms. These systems have a number of limitations, including: (i) the lack of clinical detail that is inherent in charge data; (ii) the lack of statistically significant comparative clinical information against which individual cases can be measured; (iii) the retrospective nature of the information, which is unable to support medical decision makers during the care process; and (iv) physicians' skepticism of data derived only from financial records.

         In recent years, it has become possible to develop clinical decision support systems that overcome these limitations. The collection of clinical information has been made more affordable by the development of interface technology which allows the information to be drawn from patient record keeping systems. Extensive databases comprised of clinical outcomes information have been created. Finally, more powerful software and hardware have become available to collect, retrieve and analyze patient-specific clinical outcomes data.

         In response to these technological advancements and continued healthcare industry trends, healthcare providers and suppliers are seeking more sophisticated, outcomes-based clinical decision support information systems. The Joint Commission on the Accreditation of Healthcare Organizations ("JCAHO"), through its ORYX initiative, is requiring that providers report comparative performance data beginning in 1999. In addition to their use for reporting and retrospective analysis, the Company believes that the most effective clinical decision support systems become true real-time care management tools that assist health providers directly at the time care and resource decisions are made. The Company has demonstrated that this approach facilitates the delivery of high-quality care at a lower cost.

THE APACHE SOLUTIONS

         APACHE believes that its products and services address the healthcare industry's need for sophisticated outcomes-based clinical decision support information. The APACHE solutions bridge the gap between the information needs of healthcare practitioners and those of hospital administrators by enabling joint access to clinical and cost information, which facilitates both the containment of costs and the delivery of high-quality care.

         The Company's preeminent decision support/care management system is in critical care and targets hospitals and health systems with over 200 beds. For this market, the Company has introduced a new product line, the APACHE III Critical Care Series(TM)("CCS"), and a companion set of clinical consulting services marketed under the APACHE Best Care (TM) Services label. These replace the Company's previous Medical Cost Management Program ("MCMP") and related Critical Care System offerings. The CCS has two primary modules, - Voyager+ and Discover+, which are described below.

         Generally, the Company's systems, which incorporate software and related consulting services, generate information to assist providers concurrently in making informed clinical resource utilization and patient care decisions. These clinical decision support systems enable providers to:

         - Determine appropriate cost-effective treatment plans for individual patients.

         - Compare actual individual patient outcomes with both predicted patient outcomes and statistically relevant similar hospital, regional and national norms to identify areas for improvement.

         - Analyze the performance of physicians by using clinically based, peer-reviewed, severity-adjustment methods.

         - Analyze and measure quantifiable improvements in the clinical and cost outcomes of specified groups of patients.

         - Plan staffing, number of beds and bed mix given the severity-adjusted mix of patients in an intensive care unit.

         APACHE's products and services are differentiated from many other healthcare decision support systems in the following important ways:

         - Detailed Clinical Data. APACHE's products and services utilize detailed clinical data on a variety of health parameters and outcomes data. In addition, APACHE's products and services utilize administrative and utilization data.

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

         - Concurrent, Predictive Outcomes Information. APACHE's systems support physician decision making by providing outcomes information in three timeframes: (i) predictions of the patient's outcomes (e.g., mortality, adverse occurrences and length of stay); (ii) current information, such as the patient's daily health status; and (iii) historical or retrospective information about the patient or groups of similar patients. In contrast to retrospective systems, APACHE's ability to provide concurrent information permits the generation of predictive information during the course of a patient's care, thereby enhancing a physician's ability to direct treatment resources as the patient's health status changes.

         - High-risk, High-cost Patient Focus. Unlike decision support systems that focus primarily on general hospital patients, APACHE's systems are specifically designed to help predict outcomes for high-risk, high-cost patients, such as critical care patients. These patients typically represent a disproportionately large share of hospital costs.

         APACHE's solutions are derived from the Company's clinical outcomes methodologies and proprietary databases.

         Clinical Outcomes Methodologies. APACHE's methodologies include algorithms that apply relative weightings to selected physiological variables to define a patient's health status. APACHE's methods of measuring variations in a patient's health status have been utilized in connection with more than 600 peer-reviewed articles in professional journals. APACHE has acquired rights to and refined these methodologies, which were originally developed over periods ranging from six to eighteen by leading academic medical centers such as The George Washington University Hospital and Dartmouth-Hitchcock Medical Center.

         Proprietary Databases. The Company's databases include data on a variety of health parameters, such as vital signs, laboratory results and measures of physiological function, as well as outcomes data, such as adverse occurrences, morbidity and mortality. The databases contain information from more than 700,000 patients, most of whom are high-risk, high-cost patients. The Company created, and continues to refine, the critical care and sub-acute care databases. APACHE acquired rights to its cardiovascular care, acute care, HIV/AIDS, and neonatal databases. In cardiovascular and acute care, APACHE also acquired the rights to related methodologies. APACHE's databases are periodically updated with patient data from customers as well as special studies, with the goal of ensuring that the databases reflect the results of current medical practice on a national basis.

         APACHE's products and services are currently focused on coverage of patients in the critical, acute, sub-acute, and cardiovascular care categories. The Company also currently offers products, services, and health outcomes research in HIV/AIDS, has a research and development project underway in the area of neonatal intensive care, and intends to add additional categories in the future.

THE APACHE STRATEGY

         The Company's objective is to become the leading provider of clinical decision support systems and clinical outcomes data and services to healthcare providers and suppliers. APACHE intends to achieve this objective through the implementation of the following strategies:

         - Leverage Existing Customer Base. APACHE's emphasis on continuous clinical performance improvement provides opportunities for the Company to market new products and services to its existing customer base. Historically, many Benchmark Study customers have purchased the Company's comprehensive Critical Care products when the opportunities for cost savings and/or quality improvement have been identified and a return on investment has been proven.

         - Expand Market Share in the Hospital Market. APACHE currently provides clinical decision support systems or service bureau-based information services to over 115 of the approximately 5,200 community hospitals throughout the United States. Therefore, the Company believes it has a significant opportunity to expand its market share by (i) increasing its direct marketing and sales programs; (ii) targeting the growing multi-hospital IDS market; (iii) utilizing alternate distribution relationships with other clinical information system and decision support vendors; and (iv) continuing to leverage its relationship with an affiliate of Premier, Inc. ("Premier") for increased market awareness, national Benchmark studies, and hospital return-on-investment case studies. During 1997, the Company continued its marketing agreement with an affiliate of Premier, which provides buying services to a group of approximately 1,800 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999. Five of thirteen sales of APACHE's CCS in 1997 were to Premier member facilities.

         - Expand Market Share in the Supplier Market. APACHE has performed clinical trial services, market research studies, and disease management projects for pharmaceutical and biotechnology companies and plans to expand its presence in the supplier market.

         - Add Methodologies, Databases, Products and Services. APACHE seeks to acquire, license or develop new methodologies, databases, software and technologies in order to enhance existing products as well as to offer new products and services across the continuum of care, both within and outside of the hospital. In addition to its internal product development activities, the Company will continue to consider the acquisition of product lines, medical data resources and complementary businesses.

APACHE PRODUCTS AND SERVICES

         The following tables summarize the primary products and services offered or being developed by the Company and includes new product names introduced in 1997 to reflect updates of the product line.

APACHE PRIMARY INFORMATION SYSTEMS PRODUCTS:

----------------------------------------------------------------------------------------------------------------------------------
PRODUCT           PRODUCT LINE                       TARGET MARKET               PRODUCT DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------------
Benchmark Study   Critical care; cardiovascular      Acute care hospitals with   One-time comparative analysis and report of a
                  care                               ICU's; acute care           provider's clinical and financial performance;
                                                     hospitals with heart        used to identify and quantify opportunities for
                                                     centers                     cost or quality improvement.
----------------------------------------------------------------------------------------------------------------------------------
APACHE III        Critical care                      Acute care hospitals with   Point-of-care information system, providing
Critical Care                                        ICU's                       daily and prospective outcomes predictions, as
Series:                                                                          well as, response to treatment trending and
Discover +                                                                       reporting.  These tools support the case
                                                                                 management of individuals and patient groups.
----------------------------------------------------------------------------------------------------------------------------------
APACHE III        Critical care                      Acute care hospitals,       Multi-dimensional analytical tools providing
Critical Care                                        hospital systems, with      severity adjusted outcomes compared to normative
Series:                                              ICUs                        standards, integration of financial and clinical
Voyager +                                                                        outcomes and standard reports.

APACHE Acute      Acute care                         Acute care hospitals,       Used for quality assurance and to identify
Care Voyager+                                        business coalitions         priorities for clinical process improvement and
                                                                                 assess results of these initiatives.

APACHE Heart      Cardiovascular care                                            Both Critical Care and Acute Care Voyager+
Care Voyager+                                                                    products include JCAHO ORYX-certified outcomes
                                                                                 measures.
----------------------------------------------------------------------------------------------------------------------------------
Heart Center      Cardiovascular care                Acute care hospitals with   Provides clinicians with point-of-care data
Departmental                                         heart centers               capture, reporting and clinical decision
Information                                                                      support.
System
----------------------------------------------------------------------------------------------------------------------------------
HIV Manager       HIV/AIDS                           Physicians and              Physician practice management tool including
                                                     Physicians' Groups          electronic medical record and outcomes
                                                                                 comparisons to national and group norms.
----------------------------------------------------------------------------------------------------------------------------------

APACHE HEALTH OUTCOMES RESEARCH AND DISEASE MANAGEMENT PRODUCTS SERVICES:

----------------------------------------------------------------------------------------------------------------------------------
PRODUCT           PRODUCT LINE                TARGET MARKET                SERVICE DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------------
Clinical Trial    All Product Lines           Pharmaceutical,              Protocol/analytic study design; severity adjusted risk
Support                                       biotechnology, medical       prediction modeling in support of efficacy testing and
                                              device/diagnostic            reporting.
                                              companies; contract
                                              research organizations
----------------------------------------------------------------------------------------------------------------------------------
Product           All Product Lines           Pharmaceutical,              Outcomes research; market analysis; data sets; data
Marketing                                     biotechnology, medical       analysis; reporting and related services.
Information                                   device/diagnostic
Tools                                         companies; contract
                                              research organizations
----------------------------------------------------------------------------------------------------------------------------------
Disease           All Product Lines           Pharmaceutical,              Short and long-term cost benefit analysis; risk
Management                                    biotechnology, medical       prediction models/methodologies; best practice
Programs                                      device/diagnostic            norms/protocols.
                                              companies; contract
                                              research organizations;
                                              healthcare providers
----------------------------------------------------------------------------------------------------------------------------------
Custom            All Product Lines           Pharmaceutical,              Data management, analysis/and reporting services
Analysis,                                     biotechnology, medical       offering comparisons to best demonstrated practices,
Report Cards,                                 device/diagnostic            regional norms, national norms.
Registries                                    companies; contract
                                              research organizations;
                                              healthcare providers
----------------------------------------------------------------------------------------------------------------------------------

APACHE BEST CARE CLINICAL CONSULTING SERVICES:

----------------------------------------------------------------------------------------------------------------------------------
PRODUCT           PRODUCT LINE                TARGET MARKET               SERVICE DESCRIPTION
----------------------------------------------------------------------------------------------------------------------------------
Clinical          Critical Care               Hospitals and IDSs          Assesses the organization's performance against
Process                                                                   national norms and best practices; determines
Improvement                                                               organization readiness for change, and implements one
Program                                                                   process improvement project
                                                                          delivered simultaneously with a hospital's
                                                                          implementation of CCS products.
----------------------------------------------------------------------------------------------------------------------------------
Annual            Critical Care               Hospitals and IDSs          Assesses the organization's performance in light of
Performance                                                               both national norms, best practices and new medical
Review                                                                    practice and care process developments uncovered by
                                                                          APACHE database analysis and outcomes research; can be
                                                                          used in conjunction with client's budgeting process to
                                                                          plan priorities, staffing and investment.
----------------------------------------------------------------------------------------------------------------------------------
Bed Planning      Critical Care               Hospitals and IDSs          Projects and plans for the hospital's daily demand for
Study                                                                     intensive care and/or step-down unit beds in light of
                                                                          planned or potential APACHE recommended care management
                                                                          changes.
----------------------------------------------------------------------------------------------------------------------------------

APACHE/NATIONAL HEALTH ADVISORS STRATEGIC CONSULTING SERVICES:

----------------------------------------------------------------------------------------------------------
  PRODUCT           TARGET MARKET               SERVICE DESCRIPTION
----------------------------------------------------------------------------------------------------------
  Strategic         Acute Care Hospitals        Three to five year strategic plans,
  Planning          Regional Delivery Systems   vision development,
  Studies                                       product line analyses, and
                                                implementation plans.




----------------------------------------------------------------------------------------------------------
  Integrated        Acute Care Hospitals        Partners' analyses and
  Delivery                                      development and implementation of mergers.
  Network (IDN)
  Development &
  Implementation
----------------------------------------------------------------------------------------------------------
  Physician         Acute Care Hospitals        Development of Physician Hospital Organization's,
  Integration       Networks                    practice acquisition, and related economic vehicles
  Studies                                       designed to align economic incentives between
                                                physicians and hospital/networks.


----------------------------------------------------------------------------------------------------------
  Leadership        Acute Care Hospitals        Annual leadership meeting of governance, medical
  Retreats          Networks                    staffs, and management which address critical governance,
                                                management, and medical issues.
----------------------------------------------------------------------------------------------------------



Customer Training and Support

         The Company provides training to customers on the use of APACHE's products. In addition to direct user training, APACHE trains customer representatives to train their own personnel. Following initial training, the Company provides customer support including follow-up training, a toll-free customer service hotline and periodic product upgrades. Customers pay an annual support service fee approximately equal to 15% of the software portion of the product price for these ongoing support services.

CUSTOMERS

         APACHE currently markets its products and services to three types of customers: healthcare providers, healthcare suppliers, and government. The Company's healthcare customers include hospital-based integrated delivery systems such as Memorial Hospital System of Houston; academic and teaching hospitals, such as the University of Michigan; individual not-for-profit hospitals within integrated systems, such as Kaiser Foundation Hospitals and New Hanover Regional Medical Center; and hospitals within investor-owned hospital chains, such as Doctor's Hospital of Dallas, a member of Tenet Healthcare Corporation. In addition, APACHE's provider customers include Vencor, Inc., a multi-facility provider of long-term healthcare and medical coalitions, such as the Cleveland Health Quality Choice Program and the Lake Erie Health Alliance. The Company's healthcare supplier customers are pharmaceutical manufacturers, biotechnology firms, and medical device companies. The Company also offers health outcomes research and database services to federal and state government agencies such as The Centers for Disease Control ("CDC").

TECHNOLOGY AND PRODUCT DEVELOPMENT

         The Company believes that the timely development of new products and the enhancement of existing products are important to continue to build on its competitive position. APACHE releases upgrades and new products on a periodic basis.

         The Company's product development strategy includes creating new products that: (i) leverage APACHE's databases; (ii) increase the functionality of current products; and (iii) expand coverage along the continuum of care to additional disease or procedure groups. The Company's primary products are internally developed software and analytical studies. Late in 1997, the Company discontinued the practice of selling hardware products sourced from other vendors. The software products are generally built on a client/server architecture that includes UNIX or Windows NT-based servers, Windows 95/NT-based PCs, graphical user interfaces and other software developed by third-party vendors. The server hosts a comprehensive data repository using relational database management system ("RDBMS") and multidimensional database ("MDDB") technologies. The server can interface with hospital systems, such as the laboratory, admission and bedside charting systems, and uses the current versions of the industry standard Health Level 7 information exchange protocols.

SALES AND MARKETING

         The Company markets and sells its products and services generally through its eight-person direct sales force. APACHE believes that the most effective use of its direct sales force is in marketing the CCS and Best Care program to individual hospitals with 200 or more licensed beds and hospital systems or alliances.

         APACHE's consulting services are marketed both as part of the Best Care program and separately by the Company's consultants. The Company's Health Outcomes Research and strategic consulting services are marketed by the developers of those programs and other Company professionals directly to suppliers and providers as well as through IMS America.

PROPRIETARY RIGHTS

         The Company has made significant investments in the development and maintenance of its risk-adjustment methodologies and its proprietary clinical and financial databases and software. The clinical databases maintained by the Company include a highly detailed level of clinical information that the Company believes provides a key advantage over competing decision support systems when combined with APACHE's value-added clinical software. APACHE has multi-disciplinary clinical and database management personnel that audit, edit and standardize data from customers and other sources to maintain statistically relevant databases. The Company believes that the sophistication of its risk-adjustment methodologies, the richness of its corresponding proprietary databases and the usefulness of its software provide better outcomes measurements and utilization control than competitive systems.

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

         The Company believes that, aside from the various legal protections of its proprietary information and technologies, factors such as the technological and creative skills of its personnel and its reliable product maintenance and support are integral to establishing and maintaining a leadership position within the healthcare industry. In addition, although the Company believes that its products do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company in the future or that a license or similar agreement will be available on reasonable terms in the event of an unfavorable ruling on any such claim.

COMPETITION

         The market for healthcare information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors for clinical outcomes systems are achieving documented success in impacting cost and quality and demonstrating an attractive payback on the decision support system investment. Other differentiating factors include quality and depth of the underlying clinical outcomes databases, the proprietary nature of methodologies, databases and technical resources, customer service and support, compatibility with the customer's existing information systems, potential for product enhancement, vendor reputation, price and the effectiveness of marketing and sales efforts.

         The Company's competitors include other companies that collect and distribute healthcare data, such as Mecon, Inc., HCIA, Inc., Summit Medical Systems, Inc., Transition Systems, Inc. and Oacis Health Care Holdings Corp. Other companies that provide healthcare information systems include Cerner Corporation, HBO & Company, Shared Medical Systems Corporation, Phamis, Inc., HPR, Inc. and Vitalcom. A number of these companies both compete for the health system's information investment dollars and represent potentially attractive distribution channels for the Company. The Company's products and services differ from the products and services offered by competitors by the focus on both high-risk, high-cost patients, both concurrent and predictive outcomes information, and are clinically data-based. Many of the Company's competitors and potential competitors have greater financial, product development, technical and marketing resources than the Company, and currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. The Company also faces potential competition from industry associations who may collect data from their member physicians in order to build registry services and comparative reports. As the market for decision support systems develops, additional competitors may enter the market and competition may intensify. While the Company believes that it successfully has differentiated itself from competitors, there can be no assurance that future competition would not have a material adverse effect on the Company.

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

         Certain products, including software applications, intended for use in the diagnosis of disease or other conditions, or in the cure, treatment, mitigation or prevention of disease, are subject to regulation by the Food and Drug Administration ("FDA") under the Federal Food, Drug and Cosmetic Act of 1938 ("FDCA"), as amended. The FDCA imposes substantial regulatory controls over the manufacturing, testing, labeling, sale, distribution, marketing and promotion of medical devices and other related activities. These regulatory controls can include, for example, compliance with the following: manufacturer establishment registration and device listing; current good manufacturing practices; completion of premarket notification or premarket approval; medical device adverse event reporting; and general controls over misbranding and adulteration. Violations of the FDCA can result in severe criminal and civil penalties, and other sanctions, including, but not limited to, product seizure, recall, repair or refund orders, withdrawal or denial of premarket notifications and approvals, and denial or suspension of government contracts, and injunctions against unlawful product manufacture, labeling, promotion, and distribution or other activities.

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


ACQUISITIONS IN THE FIRST HALF OF 1997

         To expand its share of the market, add databases and new technologies and develop relationships with key industry partners, the Company completed three acquisitions during the first half of 1997.

         In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Centers, the Iowa Heart Institute, Mercy Hospital Medical Center and Mark Tannenbaum, M.D., its primary developer, for $1,350,000 in cash and options to purchase 150,000 shares of APACHE Common Stock. These assets have unique capabilities including the provision of standard and customized individual patient and group reports for percutaneous transluminal coronary angioplasy ("PTCA") and coronary artery bypass graft ("CABG") patients. At the time of acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled approximately $1.1 million.

         During the third quarter of 1997, the Company decided to postpone sales of the CardioMac product, and any further development initiatives relative to this product and the assets purchased from CardioMac. As a result of this decision, the Company wrote-off the intangible assets relating to the acquisition totaling $436,000. This write-off is included in the restructuring charge.

         On June 2, 1997, the Company acquired National Health Advisors, Ltd. ("NHA"), a healthcare management consulting firm focused on strategy and management support services for progressive healthcare organizations and networks. The former shareholders of NHA received 367,569 shares of Common Stock of APACHE in exchange for all the common stock of NHA. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. In connection with the acquisition, the Company recorded a one-time charge in the second quarter of 1997 for acquisition-related costs of $732,000. These costs consisted primarily of professional fees.


         On June 24, 1997, the Company purchased a neonatal database from the Vermont-Oxford Network, Inc. The Company plans to develop new products and services using the database which will provide the company with offerings in the prenatal market. At the time of the acquisition, the Company recorded a non-recurring charge of $500,000 related to acquired in-process research and development costs.


EMPLOYEES

         As of December 31, 1997, the Company employed a total of 92 full-time employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are satisfactory.

ITEM 2.          PROPERTIES

         The Company occupies approximately 21,000 square feet of space at its headquarters in McLean, Virginia, under a lease expiring November 1999. The Company also leases office space in Chicago, Illinois, Des Moines, Iowa and Burlington, Massachusetts. These facilities are considered suitable and adequate for their intended uses.

Description of Facility                    Square Footage                 Lease Expiration Date
-----------------------                    --------------                 ---------------------
  McLean, Virginia                             21,000                     November 30, 1999
  Chicago, Illinois                             3,500                     December 31, 1997
  Des Moines, Iowa                                650                     February 28, 1998
  Burlington, Massachusetts                       160                     August 31, 1998

ITEM 3.          LEGAL PROCEEDINGS

         The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently subject to, and none of its properties is subject to, any material legal proceedings.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters which required a vote of security holders during the three months ended December 31, 1997.

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons are the executive officers of the Company who have been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:

              Names                      Age               Position
         Thomas W. Hodson                51      Acting Chief Executive Officer
         James L. Elder, Jr.             36      Vice President of Sales
         Scott A. Mason                  46      Secretary and Executive Vice President
         Donna J. Myers                  37      Vice President of Operations
         Violet L. Shaffer               49      Vice President of Marketing
         Donald W. Seymour               47      Vice President of Consulting


Thomas W. Hodson has served as Acting Chief Executive Officer of the Company since December 31, 1997 but is not an employee of the Company. Mr. Hodson has been Chairman of the Board of the Company since November 5, 1997 and is presently Vice Chairman and Chief Executive Officer of NeuroSource, Inc. since September 1, 1997. Prior to this, Mr. Hodson was an independent financial/strategic consultant from October 1996 through August 31, 1997. Mr. Hodson was employed by Caremark International Inc. as Senior Vice President, Chief Financial Officer and a director of Caremark International Inc. from August 1992 through October 1996.

James L. Elder, Jr. has served as Vice President of Sales since June 23, 1997. Prior to joining the Company, Mr. Elder served as National Director, Sales and Marketing for ActaMed Corporation from March 1995 through June 1997. Mr. Elder held several sales and consulting management positions with IBM's Health Industries Group from September 1983 through March 1995.

Scott A. Mason has served as Secretary and Executive Vice President since June 2, 1997. Prior to joining the Company, Dr. Mason served as Managing Partner and Founder of National Health Advisors from 1981 through June 1997. Since 1981, he has consulted to over 300 healthcare organizations in 37 states.

Donna J. Myers was appointed Vice President of Operations of the Company in October 1997. Prior to holding this office, Ms. Myers served as Director of Disease Management/Health Outcomes Research for the Company from October 1996. Before joining the Company, Ms. Myers was employed by Hill Top Research Inc. where Ms. Myers served as Executive Vice President in charge of the Clinical Trial division from December 1995 through October 1996 and President and Chief Operating officer of Future Healthcare, Inc., which was acquired by Hill Top Research Inc., from March 1995 through December 1995 and Executive Vice President in charge of Business and Corporate Development from August 1993 through March 1995 and Vice President of Business Development from January 1990 through July 1993.

Violet L. Shaffer has served as Vice President of Marketing for the Company since September 22, 1997. Prior to joining the Company, from January 1, 1997 through September 1997, Ms. Shaffer served as President and Chief Executive Officer of Competitive Advantage Services, Inc. Ms. Shaffer served as Vice President of Business Development for Nichols Research Corporation and of HealthGate Data Corporation, partially owned by Nichols, from September 1995 through December 31, 1996. Ms. Shaffer served as Corporate Vice President of the MEDSTAT Group from November 1993 through August 31, 1995. From July of 1990 through October of 1993, Ms. Shaffer was Vice President of Marketing for Bell Atlantic Healthcare Systems (now Oacis Healthcare) and served in various sales and marketing management positions with AT&T/Bell Atlantic from August 1981 until the formation of Bell Atlantic Healthcare Systems via the acquisition by Bell Atlantic of Simborg Systems Corporation in 1990.

Donald W. Seymour has served as Vice President, Consulting since the acquisition of NHA by the Company on June 2, 1997. Prior to joining the Company, Mr. Seymour served as a Partner with NHA from January 1995 through June 1997 and as a Principle for NHA from September 1993 through December 1995.

ITEM 4B.         DIRECTORS OF THE REGISTRANT

        The following persons are the directors of the Company who have been elected to serve a one-year term which ends with the Annual Meeting of Stockholders scheduled for May 19, 1998:


                        Names                           Age
              Thomas W. Hodson                          51      Vice Chairman and Chief Executive Officer
                                                                NeuroSource, Inc.
              Gerald E. Bisbee, Jr. Ph.D.               55      President
                                                                The Bisbee Group
              Edward J. Connors                         69      President
                                                                Connors, Roberts & Associates
              William A. Knaus, M.D.                    51      Evelyn Troup Hobson Professor and Chair
                                                                Department of Health Evaluation Sciences
                                                                University of Virginia School of Medicine
              Lawrence S. Lewin                         59      Chairman and Chief Executive Officer
                                                                Lewin/VHI
              Francis G. Ziegler                        57      President and Chief Executive Officer
                                                                Claneil Enterprises, Inc.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AMSI." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                                               High              Low
                                                                               ----              ---
Year Ended December 31, 1997
         First Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . .    $10.25            $5.00
         Second Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .    6.69             4.50
         Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8.25             3.13
         Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . . .  4.50             1.00

Year Ended December 31, 1996
         Second Quarter (from June 28, 1996)  . . . . . . . . . . . . . . . .  $13.00           $12.13
         Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . . . . .   15.13            10.75
         Fourth Quarter   . . . . . . . . . . . . . . . . . . . . . . . . . .   13.50             6.63

         As of March 20, 1998, the Company had approximately 1,051 holders of record of its Common Stock. The number of record holders is not representative of the number of beneficial holders since many shares are held by depositories, brokers or other nominees.

         It is the present practice of the Company's Board of Directors to retain earnings for use in the operations, development and growth of the business and the Company does not anticipate payment of dividends on its Common Stock in the foreseeable future.

         Within the past year, the Company has issued securities without registration under the Securities Act of 1933 (the "Securities Act") as follows:

                 (a) On January 7, 1997, the Company issued options to purchase an aggregate of 150,000 shares of Common Stock and paid $1,350,000 in cash to Iowa Health Centers, Iowa Heart Institute, Mercy Hospital Medical Center, and Mark A. Tannenbaum, M.D. for all of the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room. In each case, the stock was valued at $7.75 per share.

                 (b) On June 2, 1997, the Company issued 367,569 shares of
                     Common Stock valued at $6.88 per share in exchange for all of the common stock of NHA as described in Note 13 to the Financial Statements.

                 (c) On November 5, 1997, the Company granted Thomas W. Hodson an option to purchase 10,000 shares of Common Stock at an exercise price of $2.47 per share.


         The issuances of Common Stock in the above transactions were deemed to be exempt under the Securities Act by virtue of Section 4(2) and/or Regulation D of the Securities Act. The recipients in each case represented their intention to accquire the Common Stock for investment only and not with a view to the distribution thereof. Appropriate legends were affixed to the stock certificates issued in these transactions. The Company believes that all recipients had adequate access to information about the Company to make an informed investment decision. In addition, the option described in (c) above was granted in a transaction not involving a "sale" of securities as such term is used in Section 2(3) of the Securities Act.

ITEM 6.      SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                                                   YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------------
(in thousands, except per share data)                           1997          1996           1995          1994          1993
                                                          ------------   ------------    ----------   --------------   --------
STATEMENT OF OPERATIONS DATA:
Revenue:
  Systems ............................................... $     2,278     $    6,323      $   4,096      $   3 ,587    $   2,004
  Support ...............................................       1,961          1,486          1,352             836          486
  Professional services .................................       4,389          3,785          4,317           3,932        3,910
                                                          ------------   ------------    -----------   -------------  -----------

          Total revenue .................................       8,628         11,594          9,765           8,355        6,400

Expenses:
  Cost of operations ....................................       5,404          4,159          3,638           4,690        2,969
  Research and development ..............................       2,704          1,723          1,919           1,813        1,017
  Selling, general and administrative ...................      14,028          9,704          7,518           8,069        4,680
  Restructuring Charge ..................................       1,623              -             -               -            -
  Write-off of acquired in-process research and
   development costs ....................................       1,612            853             -               -            -
  Write-off of product development and related costs.....           -          1,100             -               -            -
                                                          ------------   ------------    -----------   -------------  -----------

          Total expenses ................................      25,371         17,539         13,075          14,572        8,666
                                                          ------------   ------------    -----------   -------------  -----------

Loss from operations ....................................     (16,743)        (5,945)        (3,310)         (6,217)      (2,266)

Other income (expense):
  Interest income .......................................         859            717             81             110           83
  Interest expense ......................................         (44)          (370)          (486)            (73)        (103)
  Other, net ............................................          10              1              9              27          (45)
                                                          ------------   ------------    -----------   -------------  -----------

          Total other income (expense) ..................         825            348           (396)             64          (65)

Net loss ................................................  $  (15,918)     $  (5,597)     $  (3,706)      $  (6,153)   $  (2,331)
                                                          ============   ============    ===========   =============  ===========

Basic and diluted net loss per share.....................  $    (2.20)     $   (0.87)     $   (0.72)      $   (6.36)
                                                          ============   ============    ===========   =============


Weighted average number of shares
used for calculation of net loss per share ..............       7,251          6,074          4,905           1,072
                                                          ============   ============    ===========   =============

                                                                                   DECEMBER 31,
                                                          --------------------------------------------------------------------
(in thousands)                                                1997           1996         1995           1994          1993
                                                          ------------  ------------   ----------  --------------  -----------
BALANCE SHEET DATA:
  Cash and short-term investments .......................  $  11,317      $   21,987    $   4,370   $       592    $       842
  Working capital (deficiency) ..........................      5,134          20,332        1,958        (1,551)            (3)
  Total assets ..........................................     14,936          29,137        9,113         5,567          3,316
  Long-term obligations, less current maturities ........         79             231        1,079           566            848
  Redeemable convertible preferred stock.................         -                -       20,732        14,515          8,124
  Total stockholders' equity (deficit) ..................      6,866          22,405      (17,794)      (13,982)        (7,459)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


         The Company provides clinically-based decision support information systems and consulting services to the healthcare industry. The Company currently offers its information systems on two technology platforms: Medical Cost Management Program ("MCMP") software and Critical Care Series ("CCS") software as an integrated decision support system that provides physicians and healthcare administrators point-of-care, severity-adjusted clinical and financial information on high-cost, high-risk patients. The Company also provides a range of consulting services to health care providers and suppliers including clinical trial design support, data to support market research, marketing tools, disease management programs, and strategic and clinical consulting.

         The Company went through a significant transition during 1997. Early in the year the Company pursued a strategy of expanding its product and service offerings. In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catherization laboratory and cardiovascular operating room and, in June 1997, purchased a neonatal Intensive Care Unit database. The Company also acquired NHA in June.

         During the third quarter of 1997, the Company revised significantly its information systems business strategy for the remainder of 1997 and 1998. The Company decided to focus primarily on products for critical care patients, the Company's core strength, and to discontinue or postpone the development of certain other products. As a result, the Company recorded a restructuring charge of $1.6 million during the third quarter.

         During 1997, the Company also restructured its senior management. Several vice presidents left during the summer months, the Company's Chief Financial Officer resigned during October, and the Company's Chief Executive Officer resigned effective December 31, 1997. Until a new chief executive officer is recruited, the Company is being managed on an interim basis through a management committee consisting of the Company's Chairman of the Board and acting Chief Executive Officer, another director, and two senior officers of the Company. During the fourth quarter of 1997, the Company put in place a senior management staff consisting of Vice Presidents in Operations, Sales, Marketing, and Consulting.

         The results of operations for 1997 reflect the events summarized above. Revenues totaled $8.6 million, down 26% from 1996. Operating expenses totaled $25.4 million, up 145% and the Company's net loss totaled ($15.9) million, up 284% from 1996. The June 1997 acquisition of NHA was accounted for as a pooling of interests, and the Company's consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented.

         Reasons for the decreases in the Company's revenues during 1997 included:

- Sales of critical care systems were adversely affected by lack of strong sales and marketing leadership in the Company in the first half of 1997, and a resulting high turnover in the direct sales force. In response, in June and September of 1997, APACHE hired experienced healthcare information systems executives and focused on the recruitment and retention of experienced sales personnel, in order to close system sales and build the sales pipeline.

- In response to customer requests for new features and enhancements and to take advantage of technology advances, the Company developed a new critical care product line, the CCS. As a consequence of this transition, the Company deferred revenue recognition on contracts for nine new CCS systems (for which the Company had taken orders in 1997), which impacted the Company's systems and related product revenues during the second half of 1997. Software license revenue recognition was deferred until the new CCS is fully installed which is expected to occur in early 1998.

- In 1996, the Company announced a strategic relationship with Premier Inc. to provide outcomes data and decision support systems to Premier owners and affiliates. The initial marketing efforts associated with this relationship focused on the sale of one-time Critical Care Benchmark services, with plans to convert these to system sales once the potential savings opportunities were presented. The conversion of Benchmark studies to critical care system sales was much slower than expected, due to poor positioning of the project with decision makers and the sales issues mentioned above. In the second half of 1997, the Company redirected its direct sales focus toward sales of the Company's CCS, incorporating Benchmark projects within that sales framework. Five of the Company's CCS sales during 1997, all of which included a Benchmark study, were to Premier-owned or affiliated hospitals, and this relationship is expected to continue to generate a significant percentage of the Company's CCS sales in 1998.

         Factors contributing to the increase in operating expenses in 1997 included:

- The third quarter, a restructuring charge of $1.6 million referred to above, including write-off of $600,000 of capitalized product development costs related to discontinued products, write-off of $436,000 intangible assets related to the January 1997 CardioMac acquisition and $587,000 of termination costs, including severance pay and related benefits. In preparation for the development and support of the CCS product, the Company hired additional technical personnel and consultants in 1997.

- The Company increased the number of direct sales personnel, including a Vice President of Sales, in anticipation of the CCS product introduction.

- The Company also expanded its client service and technical support departments to support anticipated growth in CCS product sales.

- The acquisition of NHA in June 1997, which was accounted for as a pooling of interest, involved acquisition related costs of $732,000. Under pooling rules such costs are expensed when incurred.

- In connection with its June 1997, purchase of the neonatal Intensive Care Unit license referred to above, the Company recorded a $500,000 non-recurring charge resulting from the write-off of the acquired in-process research and development costs.

- At the time of the January 1997 CardioMac acquisition, the Company recorded a $1.1 million non-recurring charge resulting from the write-off of the acquired in-process research and development costs.

         As a result of the change in business strategy developed during the third quarter of 1997, the Company undertook several initiatives to manage and contain costs, conserve cash and maintain the Company's focus on the high-risk, high-cost patient market particularly in critical care medicine. Backlog is strong at December 31, 1997 and the sales pipeline is very active for systems, support and consulting services.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                            YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                             1997                1996              1995             1994
                                                           ---------           --------          --------         --------
Revenue:
  Systems .....................................               26%                 54%               42%              43%
  Support .....................................               23                  13                14               10
  Professional services .......................               51                  33                44               47
                                                           ---------           --------          --------         --------

          Total revenue .......................              100                 100               100              100

Expenses:
  Cost of operations ..........................               63                  36                37               56
  Research and development ....................               31                  15                20               22
  Selling, general and administrative .........              162                  84                77               97
  Restructuring Charge.........................               19                   -
  Write-off of acquired in-process
     research and development costs ...........               19                   7                 -                -

  Write-off of product development
     and related costs.........................                -                   9                 -                -
                                                           ---------           --------          --------         --------


          Total expenses ......................              294                 151               134              174
                                                           ---------           --------          --------         --------

Loss from operations ..........................             (194)                (51)              (34)             (74)

Other income (expense):
  Interest income .............................               10                   6                 1                1
  Interest expense ............................                -                  (3)               (5)              (1)
  Other, net ..................................                -                   -                 -                -
                                                           ---------           --------          --------         --------


          Total other income (expense) ........               10                   3                (4)               -

Net loss ......................................             (184)%               (48)%             (38)%            (74)%
                                                           =========           ========          ========         ========

 1997 COMPARED TO 1996

         Revenue. Revenue for 1997 decreased 26% to $8.6 million from $11.6 million in the prior year period. Systems revenue for 1997, decreased 63% to $2.3 million from $6.3 million in the prior year period. The Company is currently developing its next generation of CCS products and it has entered into several sales contracts with clients. These products have not yet been
fully developed.   Accordingly, systems and related product revenue have been, and will continue to be, nominal until such products are fully installed by clients, which is expected to be in early 1998. Support revenue for 1997 increased 33% to $2.0 million from $1.5 million in the prior year period, due to an increase in the number of clients utilizing the Company's systems. Professional services revenue for 1997 increased 16% to $4.4 million from $3.8 million for the prior year period. The increase in professional services revenue was due to increases in the volume of Health Outcomes Research services.

         Cost of Operations. Cost of operations for 1997 increased 29% to $5.4 million from $4.2 million in the prior year period, due to expansion of the client services department to support the anticipated growth in systems sales. Cost of operations for 1997 increased to 63% of revenue from 36% in the prior year period, due to the decrease in revenue. Cost of operations consists primarily of personnel costs, costs of media, production manuals, telephone support, third party equipment, licenses sold, and other direct costs related to providing systems, support and professional services.

         Research and Development.    Research and development expenses for
1997 increased 57% to $2.7 million from $1.7 million in the prior year period, due primarily to an increase in staffing requirements related to the enhancement of current product lines as well as development activities for new products and services. During 1997, $308,000 of product development costs were capitalized, compared to $279,000 in the prior year period. Research and development expenses for 1997 increased to 31% of revenue from 15% in the prior year period, due to increased staffing as well as decreases in revenue during the same period.

         Selling, General and Administrative. Selling, general and administrative expenses for 1997 increased 44% to $14.0 million from $9.7 million in the prior year period, due primarily to overhead costs associated with the increase in staffing throughout the Company, an increase in sales and marketing related activities, an increase in expenses associated with public reporting requirements, expenses associated with the acquisition of NHA and severance associated with the resignation of the Company's CEO. Selling, general and administrative expenses for 1997 increased to 162% of revenue from 84% for the prior year period, due primarily to the same factors as noted above.

         Restructuring Charge. During the third quarter of 1997, the Company recorded a non-recurring charge totaling $1.6 million, or 19% of revenue, relating to the Company's decision to revise its business strategy for the remainder of 1997 and 1998. The Company has decided to focus on products for high-cost, high-risk patients, particularly in critical care medicine, the Company's core strength, and to discontinue or postpone the development of certain products, including certain cardiovascular products, resulting in the reduction of the current workforce. The main components of the charge are as follows: write-off of capitalized product development costs related to discontinued products, write-off of intangible assets related to the CardioMac acquisition in January 1997 and termination costs, including severance pay and related benefits.

         Write-off of Acquired In-Process Research and Development Costs. During 1997, the Company recorded a total non-recurring charge totaling $1.6 million, or 19% of revenue, relating to the write-off of the acquired in-process research and development costs of $1.1 million from the January 1997 acquired assets of CardioMac, a point-of-care data collection and reporting tool for the catheterization laboratory and cardiovascular operating room and $500,000 from the June 1997 acquired assets of Vermont-Oxford Network, Inc., a neo-natal database. In 1996, the Company recorded a non-recurring charge of $853,000, or 7% of revenue, related to the write-off of the acquired in-process research and development costs of the HIV/AIDS database and physician practice management software applications acquired with the December 1996 HRN acquisition.

         Other Income (Expense). Other income (expense) increased from $348,000 in 1996 to $825,000 for 1997. The increase was attributable to interest income earned from the investment of $24.6 million of net proceeds from the initial public offering of the Company's Common Stock in July 1996 and a decrease in interest-bearing notes payable.

         Taxes. The Company has not incurred income taxes as a result of generating net operating losses for tax purposes.

         Year 2000 Readiness. The version of the Company's MCMP product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, that was sold to customers prior to 1997 will not function properly as January 1, 2000 approaches. The Company has focused its attention on its next generation CCS product (for which the Company has taken orders in 1997) which was completed in March 1998. It is Year 2000 ready and includes new features and enhancements. The CCS product operates on a PC based client/UNIX server platform, supporting Windows 95 and Windows NT. The costs expended for CCS product development are being expensed as incurred. The estimated costs to be incurred during 1998 for development of CCS are $500,000.

         The Company has decided not to support the older version of the MCMP beyond October 1999. The Company has offered existing clients the ability to migrate to the new CCS product during the next two years on favorable terms. Nearly half of the clients using the old UNIX version of the MCMP product have indicated an intent to migrate to the new CCS product. A few have indicated that they intend to discontinue use of the product completely, and, like many participants in the health care industry, a majority are still assessing their systems and migration options. The Company has entered into an agreement with a vendor to perform the migration activities. The use of this third party vendor is expected to enable all migration activities to be completed by October 1999. The favorable terms and migration services offered to customers to encourage migration to the new CCS product are not expected to have a material impact on the Company's future operating results or financial position. Because the Company is not yet aware of the plans of customers who have not yet accepted the Company's terms for migration to the new CCS product, the Company is not yet able to fully evaluate the impact of Year 2000 issues associated with the UNIX version of the MCMP product.

         As of December 31, 1997, the Company has identified several internal computer systems that are not Year 2000 ready. During 1997, the Company replaced its financial system to a product that is Year 2000 ready. It is not expected that upgrading or replacing other internal systems that are not Year 2000 ready will have a material effect in 1998 on the Company's financial statements taken as a whole.

1996 COMPARED TO 1995

         Revenue. Revenue for 1996 increased 18% to $11.6 million from $9.8 million in the prior year period. Systems revenue for 1996 increased 54% to $6.3 million from $4.1 million in the prior year period. This increase was due primarily to the increase in unit sales of the Company's MCMP product; the introduction and sale of other systems and benchmark studies; and the recording of revenue relating to the percentage of completion method of accounting for 1995 MCMP sales. Support revenue for 1996 increased 10% to $1.5 million from $1.4 million in the prior year period due to an increase in the MCMP installed client base, partially offset by the renegotiations of annual support fees for a significant client, which resulted in lower annual support fees for the second half of 1996. Professional services revenue for 1996 decreased 13% to $3.8 million from $4.3 million for the prior year period. The decrease in professional services revenue was due to the reduction of services sold to biotechnology companies, which resulted from the Company's focus on the sale of MCMP products and other systems for the first nine months of 1996.

         Cost of Operations. Cost of operations for 1996 increased 15% to $4.2 million from $3.6 million in the prior year period, due to additional staffing requirements to support the Company's growth in revenue. Additionally, amortization of capitalized software development costs increased $167,000 as a result of new products released by the Company. These cost increases were partially offset by a reduction of costs resulting from process improvement programs implemented during 1996. Cost of operations for 1996 decreased to 36% of revenue from 37% in the prior year period, due to the increase in revenue, which more than offset the increase in cost of operations.

         Research and Development. Research and development expenses for 1996 decreased 10% to $1.7 million from $1.9 million in the prior year period, due primarily to a reduction in third party research fees, partially offset by an increase in staffing requirements related to the enhancement of current product lines as well as development activities for new products and services. During 1996, $279,000 of product development costs were capitalized, compared to $426,000 in the prior year period. Research and development expenses for 1996 decreased to 15% of revenue from 20% in the prior year period, due to the same factors together with an increase in revenue during the same period.

         Selling, General and Administrative. Selling, general and administrative expenses for 1996 increased 29% to $9.7 million from $7.5 million in the prior year period, due primarily to overhead costs associated with the increase in staffing throughout the Company, an increase in sales and marketing related activities and an increase in expenses associated with public reporting requirements. Selling, general and administrative expenses for 1996 increased to 84% of revenue from 77% for the prior year period, due primarily to the same factors as noted above, which were only partially offset by an increase in revenue.

         Write-off of Product Development and Related Costs. During the fourth quarter of 1996, the Company recorded a nonrecurring charge totaling $1.1 million, or 9% of revenue, relating to the write-off of capitalized product development costs totaling $375,000 and licensing and marketing fees totaling $725,000 arising from an earlier agreement with Quality Information Management Corporation ("QIMC"), a healthcare focused, business-led coalition located in Cleveland. During 1994, the Company entered into an exclusive 10-year licensing agreement with QIMC for its database and methodologies. As of December 31, 1996, the Company is committed to pay an aggregate of $500,000 through March 1999 for the license fees associated with the sale of the Company's product related to these methodologies. As of December 31, 1996, the Company is also committed to pay an aggregate of $225,000 through March 1999 for marketing services. The charge was recorded because the joint marketing arrangement has not met management's expectations, resulting in limited sales of the related product during 1996. This trend is expected to continue through 1999 and, therefore, the projected sales for the related product and support revenue earned from existing clients are not considered adequate to support the related expenses associated with the QIMC agreement and the capitalized product development costs.

         Write-off of Acquired In-Process Research and Development Costs. In December 1996, the Company completed the acquisition of Health Research Network, a unit of Dun and Bradstreet Health Care Information, Inc., a division of Cognizant Corporation ("HRN"). At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $853,000 or 7% of the Company's revenue for 1996. These costs related to the development of the HRN HIV/AIDS database and physician practice management software applications.

         Other Income (Expense). Other income (expense) increased from ($396,000) in 1995 to $348,000 for 1996. The increase was attributable to interest income earned from the investment of $24.6 million of net proceeds from the initial public offering of the Company's Common Stock in July 1996.

         Taxes. The Company has not incurred income taxes as a result of generating net operating losses for tax purposes.

QUARTERLY RESULTS

         The following tables set forth certain unaudited quarterly financial data, for fiscal 1997 and 1996. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:


                                                          FISCAL YEAR 1997                            FISCAL YEAR 1996
                                          -------------------------------------------------------------------------------------
(in thousands)                               Q1           Q2         Q3          Q4          Q1        Q2        Q3       Q4
                                           ------       ------     ------     -------      ------     -----    -----    -------
Revenue:
  Systems ...............................  $1,445       $  657     $   75     $   101      $1,242    $1,567   $1,726    $ 1,788
  Support ...............................     477          469        550         465         330       375      354        427
  Professional services .................   1,144        1,326      1,046         873         712       862    1,199      1,012
                                           ------        -----     ------      ------     -------    ------   ------    --------

          Total revenue .................   3,066        2,452      1,671       1,439       2,284     2,804    3,279      3,227

Expenses:
  Cost of operations ....................   1,534        1,441      1,296       1,133         940     1,016      900      1,303
  Research and development .............      671          700        727         606         364       297      550        512
  Selling, general and administrative ...   3,151        4,507      3,275       3,095       1,823     2,050    2,602      3,229
  Restructuring Charge ..................       -            -      1,623           -           -         -        -          -
  Write-off of acquired in-process
      research and development costs ....   1,112          500          -           -           -         -        -        853
  Write-off of product development
       and related costs ................       -            -          -           -           -         -        -      1,100
                                           ------       ------     ------     -------      ------    ------   ------    -------

          Total expenses ................   6,468        7,148      6,921       4,834       3,127     3,363    4,052      6,997
                                           ------       ------     ------     -------      ------    ------   ------    -------

Loss from operations ....................  (3,402)      (4,696)    (5,250)     (3,395)       (843)     (559)    (773)    (3,770)

          Total other income (expense) ..     230          230        212         153         (45)      (82)     182        293
                                           ------       ------     ------     -------      ------    ------   ------    -------

Net loss ................................ $(3,172)     $(4,466)   $(5,038)    $(3,242)     $ (888)   $ (641)  $ (591)   $(3,477)
                                           ======       ======     ======     =======      ======    ======   ======    =======

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date primarily through its initial public offering of the Company's Common Stock in July 1996. At December 31, 1997, the Company had cash and cash equivalents and short-term investments of $11,317,000 representing a decrease of $10,670,000 from the total of $21,987,000 at December 31, 1996.

         During the first quarter of 1997, the Company obtained a line of credit commitment from a Crestar bank (the "Bank") providing for a borrowing capacity of $2.0 million. Borrowings will bear interest at a fluctuating rate equal to the Bank's prime rate plus 0.25%. The Company will also pay an annual fee on the total borrowing capacity of $2.0 million at a rate of 0.75% per annum. Borrowings are collateralized by the Company's accounts receivable and all other uncommitted assets. The line of credit expires on May 31, 1998. There are currently no borrowings under the line of credit. Pursuant to the covenants under the line of credit, the Company is not currently eligible to borrow funds under the line.

         During 1997, 1996 and 1995, the Company used approximately $6.7 million, $4.8 million and $2.4 million, respectively, in operating activities. Net cash used in 1997 was composed primarily of net loss offset by depreciation and amortization, write-off of acquired in-process research and development costs, write-off of product development and related costs and increases in accounts payable and accrued expenses and decreases in accounts receivables and deferred revenues.

         The Company's investing activities used cash of $8.4 million and $1.6 million in 1997 and 1996. In 1997, the primary use of cash was for the January 1997 acquired assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Center, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute. The purchase price for this acquisition was $1.35 million in cash and options to purchase 150,000 shares of APACHE Common Stock for a total value of $1.57 million.

         Net cash provided by financing activities during 1997, 1996 and 1995 was ($197,000), $23.0 million and $6.5 million, respectively, due primarily to the Company's public offering in July 1996, the issuance of redeemable convertible preferred stock (subsequently converted to shares of Common Stock) and the issuance of convertible debt instruments (subsequently converted to
shares of Common Stock or paid in full).   The net cash provided by financing
activities has been utilized primarily for operations, research and development activities, capital expenditures and acquisitions.

         During 1997, 1996 and 1995, the Company made capital expenditures totaling $555,000, $331,000, and $81,000, respectively. As of December 31, 1997, the Company had net working capital of $5.1 million including cash and short-term investments in the amount of $11.3 million.

         The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months. Through December 31, 1997, the Company has incurred cumulative net operating losses of approximately $38.9 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. The Company believes that its current operating funds will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities through 1998. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

         The Company does not believe the impact of inflation has significantly affected the Company's operations.

NEW ACCOUNTING PRONOUNCEMENTS

         In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997. SFAS No. 128 required dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has implemented SFAS 128 and it did not have a material impact.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131 "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The Company is evaluating these statements to determine the impact on its reporting and disclosure requirements.

         The American Institute of Certified Public Accountants has issued Statement of Position 97-2 "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 31, 1997. Management believes that the changes contained in SOP 97-2 will not have a material financial impact on the Company.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

    Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

    Important factors that could cause actual results to differ materially include but are not limited to the Company's: having sufficient sales and timely collections to meet cash requirements and achieve profitability; ability to attract and retain key employees and to successfully replace its chief executive officer and chief financial officer; success of its strategy to concentrate its product offerings on high-risk, high-cost patients; ability to timely develop new products and enhance existing products; ability to compete in the competitive and rapidly evolving healthcare information technology industry; ability to correctly estimate and manage its Year 2000 costs and liabilities; success of its marketing and consulting efforts and ability to effectively utilize its direct sales force; ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms; and ability to comply with and adopt products and services to potential regulatory changes.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable until fiscal year ending December 1998.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES


                                                                                        Page
                                                                                        ----
Report of Independent Public Accountants, Arthur Andersen LLP ......................     32

Report of Independent Public Accountants, KPMG Peat Marwick LLP ....................     33

Report of Independent Public Accountants, Arthur Andersen LLP.......................     34


Consolidated Statements of Operations for the Years Ended
December 31, 1997, 1996 and 1995 ...................................................     35

Consolidated Balance Sheets for the Years Ended December 31, 1997 and 1996 .........     36

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the Years Ended December 31, 1997, 1996 and 1995......................     37

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1996 and 1995 ...................................................     38

Notes to Consolidated Financial Statements .........................................     39

Financial Statement Schedule:
         Report of Independent Public Accountants, Arthur Andersen LLP, on Financial
            Statement Schedule .....................................................     59
         Report of Independent Public Accountants, KPMG Peat Marwick LLP, on Financial
            Statement Schedule Contained in Report of Independent Public Accountants,
            KPMG Peat Marwick LLP ..................................................     33
         Schedule II - Valuation and Qualifying Accounts for
            the Years Ended December 31, 1997, 1996 and 1995 .......................     60

         All other financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To APACHE Medical Systems, Inc.:

         We have audited the accompanying consolidated balance sheet of APACHE Medical Systems, Inc. (the "Company") as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of APACHE Medical Systems, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

         We previously audited and reported on the balance sheet of National Health Advisors, Ltd. ("NHA") as of December 31, 1996 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended, prior to their restatement for the 1997 pooling-of-interests with the Company. The contribution of NHA assets represented 4% of the restated total consolidated assets as of December 31, 1996. The contribution of NHA revenues represented 24% and 28% of the restated total consolidated revenues for 1996 and 1995, respectively. The contribution of NHA net income represented 1% and 3% of the restated total consolidated net loss for 1996 and 1995, respectively. Separate financial statements of the Company included in the 1996 and 1995 restated consolidated financial statements were audited by other auditors who have issued their report thereon dated February 7, 1997. We also audited the combination of the accompanying consolidated balance sheet as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended, after restatement for the 1997 pooling-of-interests; and in our opinion such consolidated statements have been properly combined on the basis described in
Note 2 of the notes to the consolidated financial statements.


                                            ARTHUR ANDERSEN LLP


Washington, D.C.
March 27, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
APACHE Medical Systems, Inc.:

         We have audited the consolidated balance sheet of APACHE Medical Systems, Inc. and subsidiary as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows, for each of the years in the two-year period ended December 31, 1996, not presented herein, before the restatement described in Note 2 to the 1997 consolidated financial statements of APACHE Medical Systems, Inc. In connection with our audits of the financial statements, we also have audited the financial statement Schedule II - Valuation and Qualifying Accounts for each of the years in the two-year period ended December 31, 1996, not presented herein (before restatement). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above (not presented herein) present fairly, in all material respects, the financial position of APACHE Medical Systems, Inc. as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above (not presented herein), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





                                             KPMG Peat Marwick LLP



February 7, 1997
McLean, Virginia

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the National Health Advisors, Ltd.:

We have audited the balance sheet of National Health Advisors, Ltd., (a Virginia corporation) as of December 31, 1996, and the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period then ended (not presented separately herein), before the restatement described in Note 2 to the consolidated financial statements of APACHE Medical Systems, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Company was acquired by APACHE Medical Systems, Inc. on June 2, 1997.

In our opinion, the financial statements referred to above (not presented separately herein), present fairly, in all material respects, the financial position of National Health Advisors, Ltd., as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



                                                        ARTHUR ANDERSEN LLP



Washington, D.C.
February 19, 1998

                          APACHE MEDICAL SYSTEMS, INC.

                     Consolidated Statements of Operations

                                                                              YEARS ENDED DECEMBER 31,
(in thousands, except per share data)                                1997               1996               1995
                                                                 -----------      -------------       ------------
Revenue:
  Systems ....................................................    $   2,278          $   6,323          $   4,096
  Support ....................................................        1,961              1,486              1,352
  Professional services ......................................        4,389              3,785              4,317
                                                                  ---------         ----------         ----------

          Total revenue ......................................        8,628             11,594              9,765

Expenses:
  Cost of operations .........................................        5,404              4,159              3,638
  Research and development ...................................        2,704              1,723              1,919
  Selling, general and administrative ........................       14,028              9,704              7,518
  Restructuring charge .......................................        1,623                  -                  -
  Write-off of acquired in-process
       research and development costs ........................        1,612                853                  -
  Write-off of product development
       and related costs .....................................            -              1,100                  -
                                                                  ---------         ----------         ----------

          Total expenses .....................................       25,371             17,539             13,075

Loss from operations .........................................      (16,743)            (5,945)            (3,310)

Other income (expense):
  Interest income ............................................          859                717                 81
  Interest expense ...........................................          (44)              (370)              (486)
  Other, net .................................................           10                  1                  9
                                                                  ---------         ----------         ----------

          Total other income (expense) .......................          825                348               (396)
                                                                  ---------         ----------         ----------

Net loss .....................................................      (15,918)            (5,597)            (3,706)

Accretion of dividends and issue costs on redeemable
     convertible preferred stock .............................            -                  -               (900)
                                                                  ---------         ----------         ----------


Net loss to common stockholders ..............................    $ (15,918)        $   (5,597)        $   (4,606)
                                                                  =========         ==========         ==========

Basic and diluted net loss per share .........................    $   (2.20)        $    (0.87)        $    (0.72)
                                                                  =========         ==========         ==========


Weighted average number of shares used for calculation
     of net loss per share ...................................        7,251              6,074              4,905
                                                                  =========         ==========         ==========

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                          Consolidated Balance Sheets


(in thousands, except share data)                                                                   DECEMBER 31,
                                                                                               1997              1996
                                                                                           ------------       -----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents .............................................................    $     5,634        $   20,928
Short-term investments ................................................................          5,683             1,059
Accounts receivable, net of allowance for doubtful accounts of
     $485 in 1997 and $102 in 1996 ....................................................          1,235             3,816
Prepaid expenses and other ............................................................            456               871
                                                                                           -----------        ----------
     TOTAL CURRENT ASSETS .............................................................         13,008            26,674
Other trade receivables, net of current maturities ....................................             57               104
Furniture and equipment ...............................................................          3,355             3,062
Less accumulated depreciation and amortization ........................................         (2,095)           (1,799)
                                                                                           -----------        ----------
                                                                                                 1,260             1,263

Capitalized software development costs, net ...........................................              -               374
Intangible assets, net ................................................................            611               722
                                                                                           -----------        ----------
TOTAL ASSETS ..........................................................................    $    14,936        $   29,137
                                                                                           ===========        ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ......................................................................    $       553        $      621
Accrued expenses ......................................................................          5,580             2,844
Accrued acquisition costs .............................................................              -             1,565
Current maturities of long term obligations ...........................................            111               172
Deferred revenue ......................................................................          1,630             1,140
                                                                                           -----------        ----------
      TOTAL CURRENT LIABILITIES .......................................................          7,874             6,342

Deferred rent benefit .................................................................            117               159
Obligations under capital leases, net of current maturities ...........................             47                 2
Notes payable - stockholders, net of current maturities ...............................              -               100
Notes payable - other, net of current maturities ......................................             32               129
                                                                                           -----------        ----------
       TOTAL LIABILITIES ..............................................................          8,070             6,732

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, authorized shares, 30,000,000 at December 31,
     1997 and December 31, 1996: issued and outstanding shares,
     7,267,756 at December 31, 1997 and 7,238,922 at December 31, 1996 ................             73                72
Additional paid-in capital ............................................................         45,703            45,325
Accumulated deficit ...................................................................        (38,910)          (22,992)
                                                                                           -----------        ----------
      TOTAL STOCKHOLDERS' EQUITY ......................................................          6,866            22,405
                                                                                           -----------        ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................................    $    14,936        $   29,137
                                                                                           ===========        ==========


See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                  Years ended December 31, 1997, 1996 and 1995


                                                                                                               CUMULATIVE
                                                                                                             DIVIDENDS AND
                                                                                                             ACCRETED ISSUE
                                                                                                                COSTS ON
                                                                                                               CUMULATIVE
                                                                     COMMON STOCK             ADDITIONAL       REDEEMABLE
                                                               -------------------------        PAID-IN         PREFERRED
(in thousands, except share data)                                SHARES          AMOUNT         CAPITAL           STOCK
                                                               ---------       ---------      ----------        ---------
BALANCE AT DECEMBER 31, 1994..............................     1,072,835       $      11       $     569        $   (878)
Adjustment for pooling of interest                               367,569               3               3               -
                                                               ---------       ---------       ---------        --------

BALANCE, AS RESTATED, DECEMBER 31, 1994..................      1,440,404              14             572            (878)

Issuance of convertible preferred stock warrants..........             -               -             787               -
Issuance of common stock..................................         2,623               -               7               -
Accretion of cumulative dividends and issue costs on
     redeemable preferred stock...........................             -               -               -            (901)
Net loss..................................................             -               -               -               -
                                                               ---------       ---------       ---------        --------
BALANCE AT DECEMBER 31, 1995..............................     1,443,027              14           1,366          (1,779)

Issuance of common stock..................................           788               -               7               -
Issuance of common stock through initial public offering .     2,300,000              23          27,577               -
Accretion of cumulative dividends and issue costs on
     redeemable preferred stock...........................             -               -               -            (679)
Conversion of convertible preferred stock.................     3,294,519              33          20,017               -
Conversion of convertible debt............................       122,257               1             999               -
Conversion of cumulative dividends on redeemable
     preferred stock......................................        78,331               1             939               -
Reclass cumulative dividends on redeemable preferred
     stock to APIC........................................             -               -          (1,850)          1,850
Reclass accreted issue costs on redeemable preferred stock
     to APIC..............................................             -               -            (608)            608
Reclass unaccreted issue costs on redeemable preferred
     stock to APIC........................................             -               -            (526)              -
Issuance costs of initial public offering.................             -               -          (3,034)              -
Issuance of common stock options..........................             -               -             438               -
Net loss..................................................             -               -               -               -
                                                               ---------       ---------       ---------        --------
BALANCE AT DECEMBER 31, 1996..............................     7,238,922              72          45,325               -

Issuance of common stock options..........................             -                             291               -
Exercise of common stock options..........................        10,490                              30               -
Issuance of common stock under Employee Stock Purchase Plan       18,344               1              57               -
Net loss..................................................             -               -               -               -
                                                               ---------       ---------       ---------        --------
BALANCE AT DECEMBER 31, 1997..............................     7,267,756       $      73       $  45,703        $      -
                                                               =========       =========       =========        ========
                                                                ACCUMULATED
(in thousands, except share data)                                 DEFICIT          TOTAL
                                                                -----------      ----------
BALANCE AT DECEMBER 31, 1994..............................      $ (14,100)       $ (14,398)
Adjustment for pooling of interest                                    411              417
                                                                ---------        ---------

BALANCE, AS RESTATED, DECEMBER 31, 1994..................         (13,689)         (13,981)

Issuance of convertible preferred stock warrants..........              -              787
Issuance of common stock..................................              -                7
Accretion of cumulative dividends and issue costs on
     redeemable preferred stock...........................              -             (901)
Net loss..................................................         (3,706)          (3,706)
                                                                ---------        ---------
BALANCE AT DECEMBER 31, 1995..............................        (17,395)         (17,794)

Issuance of common stock..................................              -                7
Issuance of common stock through initial public offering .              -           27,600
Accretion of cumulative dividends and issue costs on
     redeemable preferred stock...........................              -             (679)
Conversion of convertible preferred stock.................              -           20,050
Conversion of convertible debt............................              -            1,000
Conversion of cumulative dividends on redeemable
     preferred stock......................................              -              940
Reclass cumulative dividends on redeemable preferred
     stock to APIC........................................              -                -
Reclass accreted issue costs on redeemable preferred stock
     to APIC..............................................              -                -
Reclass unaccreted issue costs on redeemable preferred
     stock to APIC........................................              -             (526)
Issuance costs of initial public offering.................              -           (3,034)
Issuance of common stock options..........................              -              438
Net loss..................................................         (5,597)          (5,597)
                                                                ---------        ---------
BALANCE AT DECEMBER 31, 1996..............................        (22,992)          22,405

Issuance of common stock options..........................              -              291
Exercise of common  stock options.........................              -               30
Issuance of common stock under Employee Stock Purchase Plan             -               58
Net loss..................................................        (15,918)         (15,918)
                                                                ---------        ---------
BALANCE AT DECEMBER 31, 1997..............................      $ (38,910)       $   6,866
                                                                =========        =========

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                     Consolidated Statements of Cash Flows

                                                                                           YEARS ENDED DECEMBER 31,
(in thousands)                                                                       1997           1996             1995
                                                                                  -----------    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.....................................................................     $(15,918)    $  (5,597)       $ (3,706)
  Adjustments to reconcile net loss to net cash used for operating activities:
      Depreciation and amortization............................................        1,158           873             772
      Provision for doubtful accounts..........................................          611           100              48
      Loss on sale of furniture and equipment..................................            -             -              69
      Accretion of interest....................................................            -           265             367
      Expense for nonemployee stock options issued.............................           67            69               -
      Write-off of product development and related costs.......................          620         1,100               -
      Write-off of acquired in-process research and development costs..........        1,612           853               -
      Write-off of intangible assets...........................................          436             -               -
      Changes in operating assets and liabilities:
           Accounts receivable.................................................        1,970        (1,699)           (475)
           Other trade receivables.............................................          236           (84)            289
           Other current assets................................................         (103)         (183)             35
           Accounts payable and accrued expenses...............................        2,168           407            (556)
           Deferred rent.......................................................          (42)          (28)            (16)
           Deferred revenue....................................................          490          (852)            766
                                                                                    --------     ---------        --------
       NET CASH USED IN OPERATING ACTIVITIES...................................       (6,695)       (4,776)         (2,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs.......................................         (308)         (279)           (426)
  Purchase of furniture and equipment, net of disposals........................         (555)         (331)            (81)
  Proceeds from sale of furniture and equipment................................            -             -             221
  Purchase acquisitions........................................................       (2,915)            -               -
  Purchase of short-term investments...........................................       (4,624)         (989)            (13)
                                                                                    --------     ---------        --------
       NET CASH USED IN INVESTING ACTIVITIES...................................       (8,402)       (1,599)           (299)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations..............................          (68)         (195)           (192)
  Principal payments on borrowings.............................................         (237)         (503)           (366)
  Proceeds from issuance of notes payable......................................           20            75           2,350
  Proceeds from issuance of preferred stock, net of issuance costs.............            -           (37)          4,672
  Proceeds from issuance of common stock upon exercise of options..............           30             6               7
  Proceeds from issuance of stock under employee stock purchase plan                      58             -               -
  Proceeds from initial public offering of common stock........................            -        27,600               -
  Issuance costs on initial public offering of common stock....................            -        (3,034)              -
  Payments of cumulative dividends.............................................            -          (909)              -
                                                                                    --------     ---------        --------
       NET CASH FROM (USED IN) FINANCING ACTIVITIES............................         (197)       23,003           6,471
                                                                                    --------     ---------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      (15,294)       16,628           3,765

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...............................       20,928         4,300             535
                                                                                    --------     ---------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.....................................     $  5,634     $  20,928        $  4,300
                                                                                    ========     =========        ========

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  NATURE OF THE BUSINESS

APACHE Medical Systems, Inc. (the "Company"), a Delaware corporation, was incorporated on September 1, 1987. The Company is a leading provider of clinically based decision support information systems to the healthcare industry. The Company offers healthcare providers and suppliers a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services.

Operations of the Company are subject to certain risks and uncertainties including, among others, uncertainties relating to product development, significant operating losses, competition and market acceptance of its products. The market for the Company's healthcare information systems and services is highly competitive and characterized by continued and rapid technological advances and substantial changes. The Company's success is dependent upon market acceptance of its products in preference to competing products and products that may be developed by others. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of the Company's customers. There can be no assurance that the Company's products and services will achieve a sufficient level of market acceptance to result in profitable operations.

During 1997, the Company ceased sales of its Medical Cost Management Program software that had been sold to customers prior to 1997 as it was not Year 2000 ready. Development of the next generation of Critical Care Series (for which the Company has taken orders in 1997) was completed in March, 1998. The Company has decided not to support the Medical Cost Management Program beyond the year 1999. The Company is offering its existing clients the option to migrate to the next generation Critical Care Series software during the next two years. It is uncertain at this time whether all clients will agree to migrate to the Critical Care Series software or whether all migrations can be completed by the Year 2000. In the opinion of management, the development of the Critical Care Series and the migration to the new Critical Care Series by its existing customers will not have a material adverse impact on the Company's financial position or results of future operations. As the new version has not yet been fully developed, system and related product revenue has been and will continue to be nominal until such products are delivered.

Through December 31, 1997, the Company has incurred cumulative net operating losses of approximately $38.9 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. The Company believes that its current operating funds will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities through 1998. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Business combinations

On June 2, 1997, the Company acquired all the common stock of National Health Advisors, Ltd. ("NHA") in exchange for 367,569 shares of the Company's Common Stock. NHA is a healthcare management consulting firm focused on strategy and management support services for progressive healthcare organizations and networks. The merger was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements have been restated to include the results of NHA for all periods presented.

Combined and separate results of APACHE and NHA during the periods preceding the merger were as follows (in thousands):

Three Months Ended
March 31, 1997 (unaudited)      APACHE               NHA             INTERCOMPANY              TOTAL
                            -------------        ----------        ----------------         ----------
    Sales                   $     2,401          $      688        $           (23)         $    3,066
    Net Income (loss)            (3,282)                113                     (3)             (3,172)
                            -----------          ----------        ---------------          ----------

Fiscal Year 1996
    Sales                   $     8,784          $    2,810        $            --          $   11,594
    Net Income (loss)            (5,661)                 64                     --              (5,597)
                            -----------          ----------        ---------------          ----------

Fiscal Year 1995
    Sales                   $     7,024          $    2,741        $            --          $    9,765
    Net Income (loss)            (3,808)                102                     --              (3,706)


Transaction costs and one-time charges resulting from the merger of $732,000 include expenses for professional fees and severance related costs.

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

Revenue Recognition

Revenue for sales of systems and products requiring production activities both before and subsequent to delivery is recognized by the percentage-of-completion method using significant milestones to estimate progress toward completion. Sales of other systems and products are recognized at delivery provided that no significant vendor obligations remain. Systems support fees are recognized ratably over the period of performance. Professional services revenue is recognized as these services are provided and is generally billed on a time and material basis. Professional services do not involve significant customization, modification or production of the licensed software. Amounts received prior to the performance of service or completion of a milestone are deferred. Revenue recognized for work performed for which billings have not been presented to customers is recorded as unbilled. Systems and related product revenue on the Company's next generation Critical Care Series products which are still under development has been deferred until such time the products are fully developed and installed.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2 "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 31, 1997. Management believes that the changes contained in SOP 97-2 will not have a material impact on the Company.

Cost of Operations

Cost of operations consists primarily of personnel costs, costs of media, production manuals, telephone support, third party equipment, licenses, software and other direct costs related to providing systems, support, and professional services.

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

Cash Equivalents and Short-term Investments

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1997, cash equivalents and short-term investments consisted of money market instruments, commercial paper and government agency securities. Cash equivalents are carried at cost which approximates market. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its short-term investments as "available-for-sale". Such investments are recorded at fair value, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of stockholders' equity. At December 31, 1997 and 1996, there were no unrealized gains or losses.

Software Capitalization

The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalizes certain software development costs subsequent to the establishment of technological feasibility of its products. Technological feasibility is established generally upon completion of a working model of a product. Costs incurred prior to technological feasibility are expensed and are included as research and development costs in the accompanying consolidated financial statements. Amortization of capitalized costs begins when products are available for general release to customers and is computed on a product-by-product basis in the amount which is the greater of (a) the ratio that current revenues bear to the total of the current and future anticipated revenues, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed three years. Such costs are reflected in Cost of Operations in the Company's consolidated statement of operations.

The Company capitalized approximately $308,000, $279,000, and $426,000 in software development costs during 1997, 1996 and 1995, respectively. Amortization of software development costs approximated $82,000, $231,000, and $63,000 in 1997, 1996 and 1995, respectively. During the third quarter of 1997, the Company recorded a non-recurring charge totaling approximately $600,000 relating to the write-off of certain capitalized software products related to discontinued products. No additional costs were capitalized during 1997, as technological feasibility had not been reached on the Company's new Critical Care Series product.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Current Vulnerability Due to Certain Concentrations

The Company currently depends on certain suppliers for the provision of computer hardware to its customers. The Company has not experienced and does not expect any disruption of such services and the Company believes that functionally equivalent computer hardware is available from other sources.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short term investments, and trade receivables. Concentrations of credit risk with respect to trade receivables result from the Company's customer base, comprising primarily hospitals and other healthcare industry companies. Management regularly monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses. No single customer accounted for more than 10% of revenues in 1997, 1996, or 1995.

Impairment of Long-Lived Assets

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." The Company reviews its long-lived assets, including intangible assets and property plant and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates whether future undiscounted net cash flows will be less than the carrying amount of the assets and adjusts the carrying amount of its assets to fair value.

Basic and Diluted Net Loss Per Common Share

In March 1997, the Financial Accounting Standards Board issued Statement No.
128 "Earnings Per Share." SFAS No. 128 is effective for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 which requires dual presentation of basic and diluted earnings per share. Basic loss per shares includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into Common Stock. Options and warrants outstanding were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. Diluted net loss per share and basic earnings per share are identical for all periods presented. In February 1998, the Securities and Exchange Commission issued
Staff Accounting Bulletin ("SAB") No. 98 on computations of earnings per share. SAB No.98 supersedes SAB No. 83, which previously required that all issuances of Common Stock, options and warrants issued within one year of an initial public offering be included in the calculation of earnings per share as if outstanding for all periods presented. Under SAB No. 98, only issuances of common stock, options and warrants issued for nominal consideration in periods preceding an initial public offering are required to be included in the calculation of earnings per share as if they were outstanding for all periods presented. In the periods preceding the Company's initial public offering the Company had no issuances of Common Stock, options or warrants for nominal consideration. The mandatory conversion of all outstanding shares of preferred stock, including certain accumulated dividends, and the conversion of certain convertible debt, including the reduction of related interest, are included in the computation of net loss per share for all periods presented preceding the Company's initial public offering in July 1996. These shares have been included in the computation for loss periods when such shares would otherwise not be included as the impact would be antidilutive because the preferred stock, accumulated dividends and convertible debt were converted into Common Stock on the closing of the Company's initial public offering. In the computation of net loss per share prior to the initial public offering accretion of preferred stock to the mandatory redemption amount is not included as an increase to net loss.

Earnings per share for all periods presented has been restated to comply with SFAS No. 128 and SAB No. 98.

(3) RESTRUCTURING CHARGE

During the third quarter of 1997, the Company recorded a restructuring charge of $1.6 million related primarily to the Company's decision to revise its business strategy for the remainder of 1997 and 1998. The Company has decided to focus on products for high-cost, high-risk patients, APACHE's core strength, and to discontinue or postpone the development of certain products (including certain cardiovascular products), resulting in the reduction of the current workforce. The main components of the charge are as follows: write-off of capitalized product development costs related to discontinued products, write-off of intangible assets related to the CardioMac acquisition in January 1997 and termination costs, including severance pay and related benefits. As of December 31, 1997, substantially all the costs associated with the restructuring charge had been paid.

(4)  ACCOUNTS RECEIVABLE

Accounts receivable are comprised of the following (in thousands):

                                                          DECEMBER 31,
                                                    1997              1996
                                                  --------          --------
Billed accounts ...............................   $  1,460          $  3,327
Unbilled accounts .............................        260               591
                                                  --------          --------
                                                     1,720             3,918
Less allowance for doubtful accounts...........       (485)             (102)
                                                  --------          --------
                                                  $  1,235          $  3,816
                                                  ========          ========


Unbilled accounts represent revenue that has been recognized for work performed for which billings had not been presented to customers, as such accounts were not billable under contract terms at the balance sheet date. It is anticipated that substantially all of these accounts will be billed and collected within one year of the respective balance sheet date.

During 1994 through 1996, the Company sold software systems on trade terms that allow for payment over an agreed upon period. Amounts due under such installment terms, net of imputed interest are included as other trade receivables in the accompanying financial statements.


(1) ACCRUED EXPENSES

Accrued expenses consist of the following (in thousands):

                                                                                         DECEMBER 31,
                                                                                     1997            1996
                                                                                 -----------       ----------
Accrued salaries, bonuses and benefits .......................................   $     1,493       $      826
Discontinued product reserve .................................................           600                -
Accrued commissions...........................................................           349              174
Accrued severance costs.......................................................           600                -
Accrued pension costs.........................................................           107               52
Other accrued license fees....................................................           402                -
QIMC licensing and marketing fees ............................................           406              725
Other accrued expenses .......................................................         1,623            1,067
                                                                                 -----------       ----------
                                                                                 $     5,580       $    2,844
                                                                                 ===========       ==========

(6)  NOTES PAYABLE -- STOCKHOLDERS


Notes payable, non-interest bearing was $0 and $100,000 for the years ended December 31, 1997 and 1996, respectively. Interest expense relating to notes payable-stockholders was approximately $0, $316,000, and $366,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

(7)  NOTES PAYABLE -- OTHER

Notes payable -- other consist of promissory notes to various medical and financial institutions. All the notes are unsecured.

Notes payable -- other consist of the following (in thousands):

                                                                                                         DECEMBER 31,
                                                                                                  -------------------------
                                                                                                     1997           1996
                                                                                                  ----------     ----------
Note payable, 10% interest payable semi-annually, principal payable in annual
     installments of $34,500 and $14,700 in May 1997 and 1998, respectively .............          $    15       $      49

Note payable, 10% interest payable semi-annually, principal payable in annual
     installments of $34,500 through August 1998 ........................................               35              69

Note payable, prime plus 2% interest (10.50% at December 31, 1997), payable in
      monthly installments of principal plus interest through November 1999 .............               40              63

Note payable, 9.25%  interest payable in monthly installments of principal
      plus interest through June 1999....................................................               37              63
                                                                                                   -------       ---------
                                                                                                   $   127       $     244

                                                                                                   -------       ---------
Less current maturities .................................................................              (95)           (115)
                                                                                                   -------       ---------
                                                                                                   $    32       $     129
                                                                                                   =======       =========



Scheduled maturities of notes payable -- other are as follows (in thousands):

    YEAR
    ----
    1998 ...................................................................           $   95
    1999 ...................................................................               32


(8)  LEASE COMMITMENTS

Future minimum lease payments at December 31, 1997, under non-cancelable operating and capital leases are as follows (in thousands):

                                                        CAPITAL       OPERATING
YEAR ENDING DECEMBER 31,                                 LEASES         LEASES
------------------------                                --------      ---------
1998 .................................................   $   23        $    463
1999 .................................................       23             434
2000 .................................................       23               -
2001 .................................................        9               -
                                                         ------        --------
Total ................................................   $   78        $    897
                                                                       ========

Less interest at 12.75% ..............................      (15)
                                                         ------
Present value of net minimum lease payments ..........       63
Less current maturities ..............................      (16)
                                                         ------
                                                         $   47
                                                         ======

Operating Leases

In 1994, the Company entered into a new lease agreement for its current office space. The lease stipulates a rent abatement period of six months. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent payments and rent expense resulted in a deferred rent benefit.

Total rent expense under all operating leases was approximately $497,000, $523,000 and $501,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Capital Leases

In 1997, the Company negotiated a new capital lease for certain office equipment and adjusted the terms of existing capital leases scheduled to expire at various dates through 1997. The resulting capital lease will expire in 2001.

Office equipment and related accumulated amortization under capital leases included in furniture and equipment on the accompanying balance sheet at December 31, 1997 is as follows (in thousands):


    Office equipment ............................................. $   199
    Less accumulated amortization ................................    (140)
                                                                   -------
                                                                   $    59
                                                                   =======

(9)  INCOME TAXES

The Company had no provision for income taxes in 1997, 1996 or 1995 as a result of its net losses for both financial statement and income tax purposes.

The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997 and 1996 are as follows (in thousands):


                                                                        1997                     1996
                                                                  -------------               ----------
Deferred tax liabilities:
  Accrual to cash adjustment ..................................   $       (228)               $      0
  Capitalized software development costs ......................            (28)                   (142)
                                                                  ------------                --------
  Gross deferred tax liabilities ................................         (256)                   (142)

Deferred tax assets:
  Accrued vacation ............................................             48                      48
  Accrued bonuses .............................................              2                       2
  Accrued commissions .........................................             63                      63
  Allowance for doubtful accounts .............................            191                      39
  Accrued licensing fees ......................................            219                     219
  Deferred rent benefit .......................................             60                      60
  Excess of tax over book revenue recognized ..................            481                     481
  Accrued independent contractors fee .........................             11                      11
  Tax basis of equipment in excess of book value ..............              7                       7
  Intangible assets ...........................................            932                     324
  Other accruals...............................................            798                       -
  Net operating loss carryforwards ............................         11,400                   7,208
                                                                  ------------                --------
Gross deferred tax assets .....................................         14,212                   8,462
                                                                  ------------                --------
Net deferred tax assets before valuation allowance.............         13,956                   8,320
                                                                  ------------                --------
Less valuation allowance .....................................         (13,956)                 (8,320)
                                                                  ------------                --------
Net deferred tax assets  ......................................   $          -                $      -
                                                                  ============                ========



The Company has a net operating loss carryforward for income tax reporting purposes at December 31, 1997 of approximately $30,000,000, which expires beginning in 2003. The Company's ability to use the carryforwards is subject to limitations resulting from changes in ownership, as defined by the Internal Revenue Code. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the company's ability to utilize the net operating loss carry forwards.

(10)  REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

(11)  STOCKHOLDERS' EQUITY

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

Stock Options

The Company has an Employee Stock Option Plan (the "Plan") that provides up to 2,200,000 options to be issued to employees and Directors (prior to the adoption of the Non-Employee Director Stock Option Plan in April 1996) of the Company. The Plan was amended in February 1997 to increase the number of shares reserved for issuance under the plan from 1,700,000 to 2,200,000. All options are subject to forfeiture until vested, and unexercised options expire on the tenth anniversary of the year granted. Vesting periods are from one to five years. All employee stock options issued by the Company have been granted with exercise prices equal to the fair market value of the Common Stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants.

In June 1996, the Company entered into a marketing agreement with an affiliate of Premier Inc. ("Premier"), which provides buying services to a group of approximately 1,800 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999. In return, the Company has agreed to provide certain discounts to these hospitals and, granted to the Premier affiliate in June 1996, three options to purchase up to a total of 366,294 shares of Common Stock. Each of the options have a ten-year term. One of the options vested upon grant and permits the Premier affiliate to purchase 65,488 shares of Common Stock at an exercise price of $8.18 per share. The Company valued these options at $369,000, which is being amortized over the life of the Premier contract. The other two options will vest, if at all, based on the volume of products and services sold to Premier hospitals and allow the Premier affiliate to purchase up to 300,806 shares of Common Stock at an exercise price of $13.00 per share. Performance options earned through December 31, 1997 totaled 43,330 shares. Valuation of the related stock options was calculated utilizing the Black-Scholes option pricing model. Expense related to the performance options are recorded when earned. Expense of $67,000 was recorded during 1997 for options earned.

In January 1997, the Company acquired the assets of CardioMac, including a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room from Mercy Hospital Medical Center, Iowa Health Centers, the Iowa Heart Institute and Mark Tannenbaum, MD (its primary developer) for a payment of $1.35 million in cash and options to purchase up to 150,000 shares of APACHE Common Stock at an exercise price of $7.75 per share. The options were valued at approximately $224,000 and vested immediately.

The following is a summary of the option transactions for the years ending December 31, 1995, 1996 and 1997:

                                                                                              Wtd. Avg.
                                                                    Shares                    Ex. Price
                                                                   ---------                  ---------
Outstanding, December 31, 1994 ..........................           880,397                    $   3.91
     Granted ............................................            93,511                        8.18
     Forfeited ..........................................          (102,239)                       4.46
     Exercised ..........................................            (2,623)                       2.86
                                                                  ---------                    --------

Outstanding, December 31, 1995 ..........................           869,046                    $   4.31
     Granted ............................................           876,382                       11.58
     Forfeited ..........................................          (112,257)                       8.79
     Exercised ..........................................              (788)                       8.18
                                                                  ---------                    --------

Outstanding, December 31, 1996 ..........................         1,632,383                    $   7.90
     Granted ............................................           873,434                        5.57
     Forfeited ..........................................          (685,160)                       9.47
     Exercised ..........................................           (10,490)                       2.86
                                                                  ---------                    --------

Outstanding, December 31, 1997...........................         1,810,167                    $   6.21
                                                                  =========                    ========

Options outstanding at December 31, 1997 have exercise prices between $0.72 and $14.50, with a weighted average exercise price of $6.21 and a weighted average remaining contractual life of 8.54 years. At December 31, 1997, 991,161 options were exercisable with a weighted average exercise price of $5.21.

At December 31, 1997, options for 394,406 shares were available for grant under the Plan.

Non-Employee Director Stock Option Plan

In April 1996, the Company adopted its Non-Employee Director Option Plan (the "Director Option Plan"), pursuant to which non-employee directors of the Company will be granted an option to purchase 2,500 shares of Common Stock on January 1, of each calendar year for each year of service. The exercise price of such options shall be at the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Company has reserved 70,000 shares of Common Stock for issuance under the Director Option Plan. The Director Option Plan may be terminated by the Board of Directors at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. 25,000 shares were granted under the Director Option Plan as of December 31, 1997.

At December 31, 1997, options for 45,000 shares were available for grant under the Director Option Plan.

Employee Stock Purchase Plan

Effective May 1, 1996, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan"). A total of 210,000 shares of Common Stock are available for purchase under the Purchase Plan. The Purchase Plan permits eligible employees to purchase Common Stock through payroll deductions, which may not exceed 8% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair market value of the Common Stock at the beginning of each offering period or the end of a three month purchase period, whichever is lower. The Board of Directors has the authority to amend or terminate the Purchase Plan provided no such action may adversely affect the rights of any participant.

Stock Option Plans

The Company applies APB Opinion No. 25 in accounting for its Stock based compensation plans and, accordingly, no compensation cost has been recognized for its stock option plans and employee stock purchase plan in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for these plans under SFAS No. 123 "Accounting for Stock Based Compensation," the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: January 1, 1997 through December 31, 1997 - expected dividend yield of 0%, risk-free interest rate of 5.71%, expected volatility factor of 105.35%, and an expected life of 6 years; July 1, 1996 through December 31, 1996 (post public date) - expected dividend yield of 0%, risk-free interest rate of 6.38%, expected volatility factor of 42.50%, and an expected life of 6 years; January 1, 1995 through June 30, 1996 (pre-public date) - expected dividend yield of 0%, risk-free interest rate of 6.38%, expected volatility factor of 0%, and an expected life of 6 years.

                                                            1997                      1996
                                                            ----                      ----
    Net loss              As reported ..............     $ (15,918)               $   (5,597)
                          Pro forma ................       (17,075)                   (6,041)

    Net loss per share    As reported ..............     $   (2.20)               $  (  0.87)
                          Pro forma ................         (2.35)                  (  0.94)

Pro forma net loss reflects only options granted in 1995 through 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

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

(12)  WRITE-OFF OF PRODUCT DEVELOPMENT AND RELATED COSTS

During the fourth quarter of 1996, the Company recorded a non-recurring charge totaling $1.1 million relating to the write-off of capitalized product development costs totaling $375,000 and fees totaling $725,000 arising from an earlier agreement with QIMC, a healthcare focused, business-led coalition located in Cleveland. During 1994, the Company entered into an exclusive 10-year licensing agreement with QIMC for its database and methodologies. As of December 31, 1997, the Company is committed to pay an aggregate of $406,000 through March 1999 for the license and marketing services fees associated with the sale of the Company's product related to these methodologies. The Company recorded this charge because the joint marketing arrangement has not met management's expectations, resulting in limited sales of the related product during 1996. This trend is expected to continue through 1999 and, therefore, the projected sales for the related product and support revenue earned from existing clients are not considered adequate to support the related expenses associated with the QIMC agreement and the capitalized product development costs. The remaining commitment totaling $406,000 was included in other accruals as of December 31, 1997.

(13)  ACQUISITIONS

In January 1997, the Company acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark Tannenbaum, M.D., and Iowa Heart Institute. At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $1.1 million.

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

In June 1997, the Company purchased a neonatal database from the Vermont-Oxford Network, Inc. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development costs of approximately $500,000.

In June 1997, the Company acquired National Health Advisors Ltd. ("NHA"); a healthcare management consulting firm focused on strategy and management support services for progressive healthcare organizations and networks. The former shareholders of NHA received 367,569 shares of Common Stock of APACHE in exchange for all the common stock of NHA. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. In connection with the acquisition, the Company recorded a one-time charge in the second quarter of 1997 for acquisition-related costs of $732,000. These costs consisted primarily of professional fees and severance related costs.

(14) COST OF OPERATIONS AND GROSS MARGIN BY PRIMARY REVENUE SOURCES

Prior to 1996, the Company did not identify cost of operations by its primary revenue sources and, accordingly, is unable to develop historical gross margins, or reliable estimates thereof, by revenue code. The following represents revenues and cost of operations by primary revenue sources for the year ended December 31, 1997 and 1996 (in thousands):

                                                              DECEMBER 31,          DECEMBER 31,
                                                                  1997                  1996
                                                              ------------          ------------
Revenue:
    Systems ..........................................         $   2,278             $   6,323
    Support ..........................................             1,961                 1,486
    Professional services ............................             4,389                 3,785
                                                               ---------             ---------
        Total revenue ................................             8,628                11,594

Cost of operations:
    Systems ..........................................             2,196                 2,387
    Support ..........................................               638                   615
    Professional services ............................             2,570                 1,157
                                                               ---------             ---------
        Total cost of operations .....................             5,404                 4,159

Gross margin .........................................         $   3,224             $   7,435
                                                               =========             =========

(15) RELATED PARTY TRANSACTION

The Company entered into a license agreement with a stockholder in February 1995. The agreement was amended in December 1996. Under the amended agreement, the stockholder is licensed to sell a product of the Company for which the stockholder will pay a royalty after a set number of sales. No sales of the product were made during 1997 or 1996. Additionally, the stockholder paid the Company $250,000 in 1995 for services in building and delivering the product during 1996.


(16) EMPLOYEE BENEFIT PLANS

The Company sponsors a profit sharing plan (the "Plan") intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Plan after three months of service. Employees may contribute a portion of their salary to the Plan, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the Plan at the discretion of the Board of Directors, but has made no such contribution to date. Employer contributions generally vest over seven years.

The Company sponsors a defined benefit pension plan (the "pension plan") covering all former employees of National Health Advisors. Total pension expense for the years December 31, 1997, 1996 and 1995 were $169,413, $160,726,
and $0, respectively.   The pension plan was implemented in November of 1995.
As of December 31, 1995, no benefits had been earned as no employees had met the hours of service requirement under the pension plan. As of December 31, 1997, the pension plan assets consist principally of mutual funds, money market funds and government bonds.

The pension plan was amended to freeze benefit accruals and the entry of new participants effective October 31, 1997. Because the expected future service of participants under the pension plan was eliminated during 1997, this constitutes a curtailment under the provisions of SFAS No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits".

The benefits are based on final average compensation and are offset by each employee's interest in the Company's profit sharing plan. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes and meets minimum funding standards, using an actuarial cost method and assumptions which are different from those used for financial reporting.

Net periodic pension cost consisted of the following for the year endings December 31, 1997 and 1996:

                                                   1997             1996
                                                   ----             ----
Service cost                                     $139,135         $115,067
Interest cost                                      47,494           36,673
Actual loss on plan assets                          1,116           40,279
Net amortization and deferral:
         Asset loss deferred                      (13,665)         (50,094)
         Amortization of:
                 Prior service cost                18,801           18,801
                 Translation obligation             5,136          (31,293)

Less: curtailment gain                            (23,468)               -
                                                 --------         --------
Net periodic pension cost                        $169,413         $160,726
                                                 ========         ========


The pension plan was implemented in November of 1995, and as of December 31, 1995 no benefits had been earned under the pension plan. Pursuant to the provisions of SFAS No. 87, "Employers' Accounting for Pensions," intangible assets of $48,709 were recorded as of December 31, 1996 in order to recognize
the required minimum liability.   There was no amount recognized as intangible
assets as of December 31, 1997.

The funded status of the pension plan at December 31 was as follows.

                                                             1997          1996
                                                             ----          ----
Actuarial present value of benefit obligations:
    Accumulated benefit obligation, including vested
       benefit obligation of $0                             $(293,744)     $(174,156)
    Projected benefit obligation for service rendered
       to date                                               (293,744)      (583,970)
    Plan assets at fair value                                 186,540        122,656
                                                            ---------      ---------
    Plan assets in excess of projected benefit
       obligation                                            (107,204)      (461,314)
    Unrecognized net gain                                        -           (41,583)
    Unrecognized prior service cost                              -           500,106
    Cumulative adjustment required to recognized
       minimum liability                                         -           (48,709)
                                                            ---------      ---------

    Accrued pension cost included in accrued expenses      $(107,204)      $(51,500)
                                                           ==========      =========

The key assumptions used in developing the projected benefit obligation as of December 31 were as follows:

                                         1997       1996
                                         ----       ----
    Discount rate                          7.0%       7.0%
    Salary scale                           5.0%       5.0%
    Expected return on assets              7.5%       7.5%
    Market-related value                 Market     Market


(17)  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest was $46,000, $139,000 and $36,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

(19) SUBSEQUENT EVENTS

         On January 2, 1998, the Board of Directors authorized a repricing program which allowed active current employees to reprice all their outstanding options to purchase Common Stock of the Company for a like number of shares at an exercise price of $2 per share. Options to purchase approximately 480,044 shares of Common Stock were repriced. Stock options that have been repriced may not be exercised until July 2, 1998. The vesting schedule will be as follows:
20% would vest immediately for employees with the Company for at least one year; 20% would vest on each anniversary over the next five years; and employees with the Company less than one year, options will vest ratably over five years from the date of grant. The options granted to employees as performance-based options are excluded from this action.

         On January 2, 1998, the Board of Directors authorized a repricing of stock options to a Financial Advisor. Options to purchase approximately 22,029 shares of Common Stock granted were cancelled and newly issued at $2.00 per share and vest immediately as of January 2, 1998. The fair value of the new options will be expensed in the first quarter of 1998.

         Effective January 28, 1998, the Board of Directors granted an aggregate of 156,000 performance-based incentive stock options to twelve members of the Company's senior staff. The exercise price of these options is equal to the fair market value of the Company's Common Stock on January 28, 1998 or $1.28. The options will vest on a quarterly basis, based upon the Company's realization of the 1998 operating budget. The options will vest on January 28, 2003, regardless of whether the 1998 performance criteria have been satisfied, if the employee remains employed by the Company at that time.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To APACHE Medical Systems, Inc.:

         We have audited in accordance with generally accepted auditing standards the December 31, 1997 consolidated financial statements of APACHE Medical Systems, Inc. included in this Form 10-K and have issued our report thereon dated March 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. The information as of and for the year ended December 31, 1997 included in the schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP

Washington, D.C.
March 27, 1998

Schedule II - Valuation and Qualifying Accounts



                                                             ADDITIONS
                                            BALANCE AT      CHARGED TO
                                           BEGINNING OF      COSTS AND                                   BALANCE AT END
DESCRIPTION                                   PERIOD         EXPENSES                     DEDUCTIONS       OF PERIOD
-----------                                   ------         --------                     ----------       ---------
Allowance for doubtful accounts
receivable
1995                                        $  143,000      $  126,300                     $  78,500       $  190,800
1996                                           190,800         100,000                       188,508          102,292
1997                                           102,292         611,222                       228,503          485,011

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors and executive officers of the Company is incorporated herein by reference from the Company's Proxy
Statement for the 1998 Annual Meeting of Stockholders under the captions "Election of Directors," "Nominees for Directorships," "Information Concerning the Board of Directors and its Committees," and "Section 16(a) Beneficial Ownership Reporting Compliance" and is included in Items 4A and 4B in Part I of this report.


ITEM 11.         EXECUTIVE COMPENSATION

         Information concerning management compensation is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the captions "Executive Compensation," "Information Concerning the Board of Directors and its Committees--Director Compensation," "Report of the Compensation Committee of the Board of Directors" and "Company Performance."


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Security Ownership."


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the caption "Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

(a)      List of documents filed as part of this report.

         1. The consolidated financial statements required by Part IV, Item 14 are included in Part II, Item 8.

         2. The financial statement schedules required by Part IV, Item 14 are included in Part II, Item 8.

(b)      Reports on Form 8-K.

         The Company has not filed any reports on Form 8-K for the quarterly period ended December 31, 1997.

(c)      Exhibits

Exhibit
Number   Description

2.1 Asset Purchase Agreement by and among the Company and Dun & Bradstreet HealthCare Information, Inc. and Cognizant Corporation dated as of December 30, 1996 *

2.2 Asset Purchase Agreement by and among the Company and Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated as of January 7, 1997 *

2.3 Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald
         W. Seymour dated as of June 2, 1997 *****

3.1      Amended and Restated Certificate of Incorporation *****

3.2      By-Laws **

4.1      Specimen Common Stock Certificate **

4.2 Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997 ***

10.1     APACHE Medical Systems, Inc. Employee Stock Option Plan + *****

10.2     APACHE Medical Systems, Inc. Non-Employee Director Option Plan + *****

10.3 Sublease Agreement between the Company and First Union National Bank of Virginia, dated March 17, 1994 **

10.4 Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995 **

10.5     Form of Warrant Agreement relating to warrants issued in 1995 **

10.6 Warrant Agreement between the Company and Venture Fund of Washington, dated May 13, 1991 **

10.7 Licensing Agreement between the Company and Cerner Corporation, dated February 2, 1995 **

10.8 Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994 **

10.9 Agreement between the Company and The George Washington University, dated August 19, 1994 **

10.10 Letter Agreement between the Company and the Northern New England Cardiovascular Disease Study Group, dated March 13, 1995 **

10.11 Licensing Agreement between the Company and Quality Information Management Corporation, dated March 24, 1994 **

10.12 Marketing Agreement between the Company and American Healthcare Systems Purchasing Partners, L.P., dated as of June 3, 1996 **

10.13 Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997 *

10.14 Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997 ****

10.15 Security Agreement dated February 11, 1997 made by the Company for the use and benefit of Crestar Bank and corresponding Commercial
         Note *****

10.16 License Agreement between the Company and Vermont Oxford Network, Inc., Related Services Agreement between the Company and Vermont Oxford Network, Inc. and Consulting Agreement between the Company and Clinimetrics, Inc. each effective as of June 24, 1997 ++ *****

10.17 Employment Agreement by and between the Company and Gerald E. Bisbee, Jr., Ph.D., dated May 5, 1997 + *****

10.18 Employment Agreement by and between the Company and Scott A. Mason, dated June 2, 1997 + *****

10.19 Employment Agreement by and between Robert Joseph Sullivan and the Company, dated June 16, 1997 + *****

10.20 Nonqualified Stock Option Agreement between the Company and William A. Knaus, M.D. dated May 29, 1997 + *****

10.21 APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated February 23, 1998, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement + ******

10.22    Form of 1998 Employment Agreement + ******

10.23    Form of Nonqualified Director Stock Option Agreement + ******

11.1     Computation of Earnings (Loss) Per Share ******

23.1     Consent of Arthur Andersen LLP ******

23.2     Consent of KPMG Peat Marwick LLP ******

27.1     Financial Data Schedule ******

------------

+ Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K

++ Confidential treatment was requested for a portion of this Exhibit

* Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)

** Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-04106)

*** Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)

**** Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)

***** Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)

******           Filed herewith

                                   SIGNATURES


      PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 30, 1998.

                              APACHE MEDICAL SYSTEMS, INC.

                              By: /s/ Thomas W. Hodson
                                 -----------------------------------------------
                              Thomas W. Hodson
                              Acting Chief Executive Officer and
                              Chairman of the Board of Directors
                              (Duly Authorized Officer and
                              Chief Financial and Accounting Officer)



      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 30, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED.

  /s/    Edward J. Connors                                    /s/   Lawrence S. Lewin
-------------------------------------------                 ---------------------------------------------------
         Edward J. Connors                                          Lawrence S. Lewin
         Director                                                   Director

  /s/    Thomas W. Hodson                                     /s/   Francis G. Ziegler
-------------------------------------------                 ---------------------------------------------------
         Thomas W. Hodson                                           Francis G. Ziegler
         Director                                                   Director

  /s/    William A. Knaus, M.D.                               /s/   Gerald E. Bisbee, Jr., Ph.D.
-------------------------------------------                 ---------------------------------------------------
         William A. Knaus, M.D.                                     Gerald E. Bisbee, Jr., Ph.D.
         Director                                                   Director

                               INDEX TO EXHIBITS


Exhibit
Number   Description
------   -----------

10.21 APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated February 23, 1998, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement

10.22    Form of 1998 Employment Agreement

10.23    Form of Nonqualified Director Stock Option Agreement

11.1     Computation of Earnings (Loss) Per Share

23.1     Consent of Arthur Andersen LLP

23.2     Consent of KPMG Peat Marwick LLP

27.1     Financial Data Schedule