Form 10-Q
period 1998-03-31
APACHE MEDICAL SYSTEMS INC
filed 1998-05-14
CIK 883697

                                   FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1998
                                ------------------------

                                       or

 ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------     ------------

Commission file number                    000-20805
                       ---------------------------------------------------------

                          APACHE MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             23-2476415
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

1650 Tysons Boulevard, McLean, Virginia                           22102
---------------------------------------                           -----
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X       No
                                                   ---         ---

                                    7,281,571
                                    ---------
          (Number of shares of common stock, $.01 par value per share, outstanding as of May 1, 1998)

                          APACHE MEDICAL SYSTEMS, INC.


                                      INDEX


                                                                      Page No.
                                                                      --------

PART I - FINANCIAL INFORMATION


      Item 1.  Financial Statements


               Consolidated Statements of Operations (unaudited) for
               the Three Months Ended March 31, 1998 and 1997                1

               Consolidated Balance Sheets for the Three Months Ended
               March 31, 1998 (unaudited) and Year Ended December
               31, 1997                                                      2

               Consolidated Statements of Changes in Stockholders'
               Equity (Deficit) (unaudited) for the Three Months
               Ended March 31, 1998 and Year Ended December 31, 1997         3

               Consolidated Statements of Cash Flows (unaudited) for
               the Three Months Ended March 31, 1998 and 1997                4

               Notes to Consolidated Financial Statements (unaudited)      5-6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        7-10


PART II - OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                             10

Signatures                                                                  11

Index to Exhibits                                                           12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
(in thousands, except per share data)                                                1998           1997
                                                                                   -------        -------
Revenue:
  Systems and related products                                                     $ 1,448        $ 1,382
  Support                                                                              518            477
  Professional services                                                              1,506          1,207
                                                                                   -------        -------
          Total revenue                                                              3,472          3,066

Expenses:
  Cost of systems and related products                                                 168            574
  Cost of support                                                                      209            131
  Cost of professional services                                                        532            829
  Selling, general and administrative                                                2,285          3,151
  Research and development                                                             428            671
  Write-off of acquired in-process
     research and development costs                                                      -          1,112
                                                                                   -------        -------
          Total expenses                                                             3,622          6,468

Loss from operations                                                                  (150)        (3,402)

Other income (expense):
  Interest income                                                                      154            237
  Interest expense                                                                      (9)            (8)
  Other, net                                                                             -              1
                                                                                   -------        -------

Net loss                                                                           $    (5)       $(3,172)
                                                                                   =======        =======

Basic and diluted net loss per share                                               $ (0.01)       $ (0.44)
                                                                                   =======        =======

Weighted average number of shares used for calculation of net loss per share         7,282          7,239
                                                                                   =======        =======

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

(in thousands except share data)                                  MARCH 31,     DECEMBER 31,
                                                                    1998            1997
                                                                  --------        --------
ASSETS                                                          (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                         $  5,378        $  5,634
Short-term investments                                               4,684           5,683
Accounts receivable, net                                             3,425           1,235
Other trade receivables                                                 51              51
Prepaid expenses and other                                             327             405
                                                                  --------        --------
      TOTAL CURRENT ASSETS                                          13,865          13,008

Other trade receivables, net of current maturities                      44              57
Furniture and equipment                                              3,449           3,355
Less accumulated depreciation and amortization                      (2,246)         (2,095)
                                                                  --------        --------
                                                                     1,203           1,260

Intangible assets, net                                                 582             611


                                                                  --------        --------
      TOTAL ASSETS                                                $ 15,694        $ 14,936
                                                                  ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                  $    708        $    553
Accrued expenses                                                     4,991           5,580
Deferred revenue                                                     2,872           1,630
Current maturities of obligations under capital leases                  17              16
Current maturities of notes payable - other                             70              95
                                                                  --------        --------
      TOTAL CURRENT LIABILITIES                                      8,658           7,874

Deferred rent benefit                                                  105             117
Obligations under capital leases, net of current maturities             42              47
Notes payable - other, net of current maturities                        14              32
                                                                  --------        --------
      TOTAL LIABILITIES                                              8,819           8,070

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value, authorized shares,
30,000,000 at March 31, 1998 and December 31, 1997;
issued and outstanding shares, 7,281,571 at
March 31, 1998 and 7,267,756 at December 31, 1997.                      73              73

Additional paid-in capital                                          45,717          45,703
Accumulated deficit                                                (38,915)        (38,910)
                                                                  --------        --------
      TOTAL STOCKHOLDERS' EQUITY                                     6,875           6,866
                                                                  --------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 15,694        $ 14,936
                                                                  ========        ========

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                                                         ADDITIONAL

                                                               COMMON STOCK               PAID-IN    ACCUMULATED
                                                       ---------------------------
(in thousands, except share data)                        SHARES           AMOUNT          CAPITAL      DEFICIT          TOTAL
                                                       ----------       ----------       ----------   ----------     ----------
BALANCE, JANUARY 1, 1997, AS PREVIOUSLY REPORTED        7,238,922               73           45,325      (22,992)        22,405
Issuance of common stock options                                -                -              291            -            291
Exercise of common stock options                           10,490                -               30            -             30
Issuance of common stock under
   Employee Stock Purchase Plan                            18,344                1               57            -             58
Net loss                                                        -                -                -      (15,918)       (15,918)
                                                       ----------       ----------       ----------   ----------     ----------
BALANCE AT DECEMBER 31, 1997                            7,267,756               74           45,703      (38,910)         6,866
Issuance of common stock under
   Employee Stock Purchase Plan                            13,815                -               14            -             14
Issuance of common stock options                                -                -                -            -              -
Net loss                                                        -                -                -           (5)            (5)
                                                       ----------       ----------       ----------   ----------     ----------
BALANCE AT MARCH  31,1998 (UNAUDITED)                   7,281,571       $       74       $   45,717   ($  38,915)    $    6,875
                                                       ==========       ==========       ==========   ==========     ==========


See accompanying Notes to Consolidated Financial Statements.

                         APACHE MEDICAL SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
(in thousands)                                                  1998            1997
                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                    $     (5)       $ (3,172)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
      Depreciation and amortization                                180             263
      Provision for doubtful accounts                               30             153
      Stock options issued                                           -              21
      Write-off of acquired in-process research and
       development costs                                             -           1,112
      Changes in operating assets and liabilities:
           Accounts receivable                                  (2,220)           (238)
           Other trade receivables                                  13              70
           Other current assets                                     78               -
           Intangible assets                                         -             (35)
           Accounts payable and accrued expenses                  (434)            (63)
           Deferred rent                                           (12)            (42)
           Deferred revenue                                      1,242             814
                                                              --------        --------

       NET CASH USED IN OPERATING ACTIVITIES                    (1,128)         (1,117)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                             -            (127)
  Purchase of furniture and equipment                              (94)           (270)
  Purchase acquisitions                                              -          (2,915)
  Increase (decrease) in short-term investments                    999              (6)

                                                              --------        --------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES       905          (3,318)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                   (4)            (23)
  Principal payments on borrowings                                 (43)            (11)
  Proceeds from issuance of notes payable                            -              20
  Proceeds from issuance of common stock under employee
   stock purchase plan                                              14               -
                                                              --------        --------
       NET CASH USED IN FINANCING ACTIVITIES                       (33)            (14)
                                                              --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                         (256)         (4,449)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 5,634          20,928
                                                              --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  5,378        $ 16,479
                                                              ========        ========

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                  $     10        $     10
                                                              ========        ========

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by APACHE Medical Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information included herein is unaudited, however, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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


2.    BASIC AND DILUTED NET LOSS PER SHARE

The Company has implemented Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") Statement No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Options and warrants outstanding were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. Diluted net loss per share and basic earnings per share are identical for all periods presented.

3.     NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements become effective for the Company's 1998 financial statements. The Company has evaluated SFAS No. 131 and determined there is no impact on its reporting and disclosure requirements.

The American Institute of Certified Public Accountants has issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 15, 1997. The Company has adopted SOP 97-2 and the changes contained in SOP 97-2 do not have a material financial impact on the Company.

In February 1997, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits." The Company will adopt the disclosure requirements for the year ending December 31, 1998 and does not expect it will have a material financial impact on the Company.

4.     STOCKHOLDERS' EQUITY

Stock Options

On January 2, 1998, the Board of Directors authorized a repricing program which allowed active current employees to reprice all their outstanding options to purchase Common Stock of the Company for a like number of shares at an exercise price of $2 per share. Options to purchase approximately 480,044 shares of Common Stock were repriced. Stock options that have been repriced may not be exercised until July 2, 1998. The vesting schedule will be as follows: 20% would vest immediately for employees with the Company for at least one year; 20% would vest on each anniversary over the next five years; and for employees with the Company less than one year, options will vest ratably over five years from the date of grant.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

On June 2, 1997, the Company acquired all the common stock of National Health Advisors, Ltd. ("NHA") in exchange for 367,564 shares of the Company's Common Stock. NHA is a healthcare management consulting firm focused on strategy and management support services for progressive healthcare organizations and networks. The merger was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements were previously restated to include the results of NHA for all periods presented.

CONSOLIDATED REVENUE. Revenue for the quarter ended March 31, 1998 increased 13% to $3.5 million from $3.1 million in the prior year period.

SYSTEMS AND RELATED PRODUCTS REVENUE. Systems and related products revenue for the quarter ended March 31, 1998, increased 5% to $1.45 million from $1.38 million in the prior year period. This increase is a result of the first quarter release of the Company's next generation Critical Care Series ("CCS") products.

SUPPORT REVENUE. Support revenue for the quarter ended March 31, 1998 increased 9% to $518,000 from $477,000 in the prior year period. Increase in support revenue was due to the increase in the number of clients utilizing the Company's systems.

PROFESSIONAL SERVICES REVENUE. Professional services revenue for the quarter ended March 31, 1998 increased 25% to $1.5 million from $1.2 million for the prior year period. The increase in professional services revenue was due to increases in volume of the Health Outcomes Research services.

COST OF SYSTEMS AND RELATED PRODUCTS. Cost of systems and related products for the quarter ended March 31, 1998 decreased 71% to $168,000 from $574,000 in the prior year period. The decrease from the prior year was due to a decrease in staffing requirements and third party license fees for systems and related products that the Company has discontinued or postponed as a result of the Company's recording a restructuring charge of $1.6 million during the third quarter of 1997.

COST OF PROFESSIONAL SERVICES. Cost of professional services for the quarter ended March 31, 1998 decreased 36% to $532,000 from $829,000 in the prior year period. The decrease was due to decreases in staff requirements as a result of the discontinuation or postponement of the development of certain other products and focus primarily on products for critical care patients, which resulted in the Company's restructuring charge of $1.6 million during the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 1998 decreased 27% to $2.3 million from $3.1 million in the prior year period. This was due primarily to a decrease in overhead costs associated with the Company's restructuring charge during the third quarter of 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 1998 decreased 36% to $428,000 from $671,000 in the prior year period. The decrease was due primarily to a decrease in staffing requirements related to the development of new products and services that the Company has discontinued or postponed as a result of the Company's restructuring charge during the third quarter of 1997. During the first quarter of 1998, no product development costs were capitalized, compared to $128,000 in the prior year period, as technological feasibility on the Company's products under development had not been achieved.

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

OTHER INCOME (EXPENSE). Other income (expense) decreased from $230,000 for the quarter ended March 31, 1997 to $145,000 for the quarter ended March 31, 1998. The decrease is due to a decrease in interest-bearing notes payable, partially offset by a reduction in cash.

YEAR 2000 READINESS. The version of the Company's Medical Cost Management Program ("MCMP") product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, that was sold to customers prior to 1997 will not function properly as January 1, 2000 approaches. The Company has focused its attention on its next generation CCS product (for which the Company has taken orders in 1997) which was completed in March 1998. It is Year 2000 ready and includes new features and enhancements. The CCS product operates on a PC based client/UNIX server platform, supporting Windows 95 and Windows NT. The costs expended for CCS product development are being expensed as incurred.

The Company has decided not to support the MCMP product beyond October 1999. The Company has offered existing clients the ability to migrate to the new CCS product during the next two years on favorable terms. Nearly half of the clients using the old UNIX version of the MCMP product have indicated an intent to migrate to the new CCS product. A few have indicated that they intend to discontinue use of the product completely, and, like many participants in the health care industry, a majority are still assessing their systems and migration options. The Company has entered into an agreement with a vendor to perform the migration activities. The use of this third party vendor is expected to enable all migration activities to be completed by October 1999. The favorable terms and migration services offered to customers to encourage migration to the new CCS product are not expected to have a material impact on the Company's future operating results or financial position. Because the Company is not yet aware of the plans of customers who have not yet accepted the Company's terms for migration to the new CCS product, the Company is not yet able to fully evaluate the impact of Year 2000 issues associated with the UNIX version of the MCMP product.

The Company has identified several internal computer systems that are not Year 2000 ready. It is not expected that upgrading or replacing other internal systems that are not Year 2000 ready will have a material effect in 1998 on the Company's financial statements taken as a whole.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $10.1 million as of March 31, 1998 compared to $11.3 million as of December 31, 1997.

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

The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months. Through March 31, 1998, the Company has incurred cumulative net operating losses of approximately $38.9 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. The Company believes that its current operating funds will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities through 1998. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

The Company does not believe the impact of inflation has significantly affected the Company's operations.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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




                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number            Description
------            -----------
11.1              Computation of Earnings (Loss) Per Share

27.1              Financial Data Schedule


(b)   Reports on Form 8-K

      The Company has not filed any reports on Form 8-K for the quarterly period ended March 31, 1998.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APACHE MEDICAL SYSTEMS, INC.



Date: May  14, 1998                  /s/Thomas W. Hodson
     -----------------              ----------------------------------
                                    Thomas W. Hodson
                                    Acting Chief Executive Officer and
                                    Chairman of the Board of Directors
                                    (Duly Authorized Officer and Chief
                                    Financial Officer and Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number      Description
------      -----------
11.1        Computation of Earnings (Loss) Per Share

27.1        Financial Data Schedule