Form 10-Q
period 1998-06-30
APACHE MEDICAL SYSTEMS INC
filed 1998-08-14
CIK 883697

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               ---------------

                                    or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    ---------------------------------
Commission file number                    000-20805
                      ---------------------------------------------------------
                        APACHE MEDICAL SYSTEMS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                             23-2476415
-------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

1650 Tysons Boulevard, McLean, Virginia                  22102
----------------------------------------                 -----
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes X       No
                                                   ---        ---
                                  7,299,735
                                  ---------
         (Number of shares of common stock, $.01 par value per share, outstanding as of August 5, 1998)

                         APACHE MEDICAL SYSTEMS, INC.


                                     INDEX


                                                                      Page No.
                                                                      --------
PART I - FINANCIAL INFORMATION


      Item 1.  Financial Statements


               Consolidated Statements of Operations (unaudited) for
               the Three Months and Six Months Ended June 30, 1998
               and 1997                                                       1

               Consolidated Balance Sheets for the Six Months Ended
               June 30, 1998 (unaudited) and Year Ended December 31,
               1997                                                           2

               Consolidated Statements of Changes in Stockholders'
               Equity (Deficit) for the Six Months Ended June 30,
               1998 (unaudited) and Year Ended December 31, 1997              3

               Consolidated Statements of Cash Flows (unaudited) for
               the Six Months Ended June 30, 1998 and 1997                    4

               Notes to Consolidated Financial Statements (unaudited)       5-6

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         7-10


PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders           10
      Item 5.  Other Information                                             11
      Item 6.  Exhibits and Reports on Form 8-K                              11

Signatures                                                                   12

Index to Exhibits                                                            13

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         APACHE MEDICAL SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30,                  JUNE 30,
                                                                 1998         1997         1998         1997
                                                                -------      -------      -------      -------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                                         $ 2,277      $ 2,452      $ 5,749      $ 5,518

Expenses:
  Cost of goods sold                                                985        1,441        1,897        2,975
  Selling, general and administrative                             2,045        4,507        4,329        7,658
  Research and development                                          360          700          786        1,371
  Write-off of acquired in-process
     research and development costs                                 -            500          -          1,612
                                                                -------      -------      -------      -------
          Total expenses                                          3,390        7,148        7,012       13,616

Loss from operations                                             (1,113)      (4,696)      (1,263)      (8,098)

Other income (expense):
  Interest income                                                   132          228          286          465
  Interest expense                                                   (8)          (7)         (17)         (15)
  Other, net                                                        -              9          -             10
                                                                -------      -------      -------      -------
Net loss                                                        $  (989)     $(4,466)     $  (994)     $(7,638)
                                                                =======      =======      =======      =======
Basic and diluted net loss per share                            $ (0.14)     $ (0.62)     $ (0.14)     $ (1.05)
                                                                =======      =======      =======      =======
Weighted average number of shares used for
  calculation of net loss per share                               7,289        7,245        7,289        7,242
                                                                =======      =======      =======      =======

See accompanying Notes to Consolidated Financial Statements.

                         APACHE MEDICAL SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                            JUNE 30,   DECEMBER 31,
                                                                              1998          1997
                                                                            -------      --------
                                                                            (IN THOUSANDS EXCEPT
                                                                                SHARE DATA)
ASSETS                                                                    (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                   $  6,068      $  5,634
Short-term investments                                                         2,194         5,683

Accounts receivable, net                                                       3,022         1,235
Other trade receivables                                                           52            51
Prepaid expenses and other                                                       457           405
                                                                            --------      --------
      TOTAL CURRENT ASSETS                                                    11,793        13,008

Other trade receivables, net of current maturities                                31            57

Furniture and equipment                                                        3,518         3,355
Less accumulated depreciation and amortization                                (2,401)       (2,095)
                                                                            --------      --------
                                                                               1,117         1,260

Intangible assets, net                                                           552           611
                                                                            --------      --------
      TOTAL ASSETS                                                          $ 13,493      $ 14,936
                                                                            ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                            $    561      $    553
Accrued expenses                                                               4,425         5,580
Deferred revenue                                                               2,391         1,630
Current maturities of obligations under capital leases                            17            16
Current maturities of notes payable - other                                       56            95
                                                                            --------      --------
      TOTAL CURRENT LIABILITIES                                                7,450         7,874

Deferred rent benefit                                                             93           117
Obligations under capital leases, net of current maturities                       38            47
Notes payable - other, net of current maturities                                   8            32
                                                                            --------      --------
      TOTAL LIABILITIES                                                        7,589         8,070

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value, authorized shares, 30,000,000 at June 30,
1998 and December 31, 1997; issued and outstanding shares, 7,299,735
at June 30, 1998 and 7,267,756 at December 31, 1997.                              73            73

Additional paid-in capital                                                    45,735        45,703

Accumulated deficit                                                          (39,904)      (38,910)

                                                                            --------      --------
      TOTAL STOCKHOLDERS' EQUITY                                               5,904         6,866
                                                                            --------      --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 13,493      $ 14,936
                                                                            ========      ========

See accompanying Notes to Consolidated Financial Statements.

                         APACHE MEDICAL SYSTEMS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 (unaudited)


                                                                      COMMON STOCK           ADDITIONAL
                                                                 -----------------------      PAID-IN     ACCUMULATED
(in thousands, except share data)                                   SHARES        AMOUNT      CAPITAL       DEFICIT         TOTAL
                                                                 ---------     ---------     ---------     ---------      ---------
BALANCE, JANUARY 1, 1997, AS PREVIOUSLY REPORTED                 7,238,922     $      72     $  45,325     $ (22,992)     $  22,405
Issuance of common stock options                                         -             -           291             -            291
Exercise of common stock options                                    10,490             -            30             -             30
Issuance of common stock under Employee Stock
   Purchase Plan                                                    18,344             1            57             -             58
Net loss                                                                 -             -             -       (15,918)       (15,918)

                                                                 ---------     ---------     ---------     ---------      ---------
BALANCE AT DECEMBER 31, 1997                                     7,267,756            73        45,703       (38,910)         6,866
Issuance of common stock under Employee Stock
  Purchase Plan                                                     31,979             -            32             -             32
Net loss                                                                 -             -             -          (994)          (994)
                                                                 ---------     ---------     ---------     ---------      ---------
BALANCE AT JUNE 30, 1998 (UNAUDITED)                             7,299,735     $      73     $  45,735     ($ 39,904)     $   5,904
                                                                 =========     =========     =========     =========      =========

See accompanying Notes to Consolidated Financial Statements.

                         APACHE MEDICAL SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                   1998             1997
                                                                                 --------        --------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $  (994)        $(7,638)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                  364             530
      Provision for doubtful accounts                                                 30             370
      Stock options issued                                                            -               21
      Write-off of acquired in-process research and development costs                 -            1,612
      Cost of acquisition                                                             -              732
      Changes in operating assets and liabilities:
           Accounts receivable                                                    (1,817)            137
           Other trade receivables                                                    25             173
           Other current assets                                                      (52)            (70)
           Intangible assets                                                          (1)            (35)
           Accounts payable and accrued expenses                                  (1,147)            620
           Deferred rent                                                             (24)            (17)
           Deferred revenue                                                          761             196
                                                                                 --------        --------
       NET CASH USED IN OPERATING ACTIVITIES                                      (2,855)         (3,369)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                              -             (308)
  Purchase of furniture and equipment                                               (163)           (408)
  Purchase acquisitions                                                               -           (2,915)
  Decrease in short-term investments                                               3,489              -
                                                                                 --------        --------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                       3,326          (3,631)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                     (8)            (56)
  Principal payments on borrowings                                                   (63)           (178)
  Proceeds from issuance of notes payable                                              -              20
  Proceeds from issuance of common stock under employee stock purchase plan           32               -
  Proceeds from issuance of common stock upon exercise of options                                     59
                                                                                 --------        --------
       NET CASH USED IN FINANCING ACTIVITIES                                         (39)           (155)
                                                                                 --------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                            434          (7,155)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   5,634          20,928
                                                                                 --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 6,068         $13,773
                                                                                 ========        ========
SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                     $    18         $    17
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

3.     NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 is currently effective and does not have a material impact on the Company. SFAS No. 131 becomes effective for the Company's 1998 financial statements. The Company has evaluated SFAS No. 131 and determined there is no impact on its reporting and disclosure requirements.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

REVENUE. Revenue for the quarter ended June 30, 1998 decreased 7% to $2.3 million from $2.5 million in the prior year period. Revenue for the six months ended June 30, 1998 increased 4% to $5.7 million from $5.5 million in the prior year period. This decrease is a result of changes in the implementation schedule of Critical Care Series ("CCS") products offset by increases in volume of the Health Outcomes Research services. These changes to the CCS products included strategic product decisions to transition the systems interface engine from a proprietary product to a commercially available product thereby impacting the milestones under which the Company recognizes revenue.

COST OF GOODS SOLD. Cost of goods sold for the quarter ended June 30, 1998 decreased 32% to $985,000 from $1.4 million in the prior year period. Cost of goods sold for the six months ended June 30, 1998 decreased 36% to $1.9 million from $3.0 million in the prior year period. This decrease from the prior year was due to decreases in revenues, staffing requirements, and third party license fees for systems and related products; services that the Company has discontinued or postponed; the development of certain other products; and the decision to focus primarily on products for critical care patients, which resulted in the Company's restructuring charge of $1.6 million during the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 1998 decreased 55% to $2.0 million from $4.5 million in the prior year period. Selling, general and administrative expenses for the six months ended June 30, 1998 decreased 43% to $4.3 million from $7.7 million in the prior year period. This was due primarily to a decrease in overhead costs associated with the Company's restructuring during the third quarter of 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended June 30, 1998 decreased 49% to $360,000 from $700,000 in the prior year period. Research and development expenses for the six months ended June 30, 1998 decreased 43% to $786,000 from $1.4 million in the prior year period. The decrease was due primarily to a decrease in staffing requirements related to the development of new products and services that the Company has discontinued or postponed as a result of the Company's restructuring during the third quarter of 1997. During the six months ended June 30, 1998, no product development costs were capitalized, compared to $308,000 in the prior year period, as technological feasibility on the Company's products under development had not been achieved.

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

OTHER INCOME (EXPENSE). Other income (expense) decreased from $230,000 for the quarter ended June 30, 1997 to $124,000 for the quarter ended June 30, 1998. Other income (expense) decreased from $460,000 for the six months ended June 30, 1997 to $269,000 for the six months ended June 30, 1998. The decrease is due to a decrease in interest income as a result of a reduction in cash.

YEAR 2000 READINESS. The version of the Company's Medical Cost Management Program ("MCMP") product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, that was sold to customers prior to 1997 will not function properly as January 1, 2000 approaches. The Company has focused its attention on its next generation CCS product (for which the Company has taken orders in 1997). It is Year 2000 ready and includes new features and enhancements. The CCS product operates on a PC based client/UNIX server platform, supporting Windows 95. The costs expended for CCS product development are being expensed as incurred.

The Company has decided not to support the MCMP product beyond October 1999. The Company has offered existing clients the ability to migrate to the new CCS product during the next two years on favorable terms. A majority of the clients using the old UNIX version of the MCMP product have indicated an intent to migrate to the new CCS product. A few have indicated that they intend to discontinue use of the product completely, and, like many participants in the health care industry, several are still assessing their systems and migration options. The Company has entered into an agreement with a vendor to perform additional migration activities. The use of existing company resources augmented by this third party vendor is expected to provide sufficient resources to enable all migration activities to be completed by October 1999. The favorable terms and migration services offered to customers to encourage migration to the new CCS product are not expected to have a material impact on the Company's future operating results or financial position. Because the Company is not yet aware of the plans of customers who have not yet accepted the Company's terms for migration to the new CCS product, the Company is not yet able to fully evaluate the impact of Year 2000 issues associated with the UNIX version of the MCMP product.

Currently, the Company has identified several internal computer systems that are not Year 2000 ready. It is not expected that upgrading or replacing other internal systems that are not Year 2000 ready will have a material effect in 1998 on the Company's financial statements taken as a whole.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $8.2 million as of June 30, 1998 compared to $11.3 million as of December 31, 1997.

In April 1997, the Company entered into a secured revolving line of credit from Crestar Bank providing for a borrowing capacity of $2.0 million. Borrowings bear interest at a fluctuating rate equal to the Bank's prime rate plus 0.25%. The Company also pays an annual fee on the total borrowing capacity of $2.0 million at a rate of 0.75% per annum. Borrowings are collateralized by the Company's accounts receivable and all other uncommitted assets. The line of credit expired on May 31, 1998.

The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 1998. Through June 30, 1998, the Company has incurred cumulative net operating losses of approximately $39.9 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. The Company believes that its current operating funds will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities through 1998. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

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

Important factors that could cause actual results to differ materially include but are not limited to the Company's: having sufficient sales and timely collections to meet cash requirements and achieve profitability; ability to attract and retain key employees and to successfully replace its chief financial officer; success of its strategy to concentrate its product offerings on high-risk, high-cost patients; ability to timely develop new products and enhance existing products; ability to compete in the competitive and rapidly evolving healthcare information technology industry; ability to correctly estimate and manage its Year 2000 costs and liabilities; success of its marketing and consulting efforts and ability to effectively utilize its direct sales force; ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms; and ability to comply with and adopt products and services to potential regulatory changes.

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




                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)     The Annual Meeting of Stockholders was held on May 19, 1998.

(b)     Not applicable.

(c) At such meeting all six of the nominees for election as directors were elected to hold office until the next Annual Meeting. The votes cast with respect to each nominee for election as a director were as follows:

        Nominee                         For              Withheld
        Gerald E. Bisbee, Jr., Ph.D. 5,534,693           180,677
        Edward J. Connors            5,674,977            40,393
        Thomas W. Hodson             5,674,977            40,393
        William A. Knaus             5,653,477            61,893
        Lawrence S. Lewin            5,674,977            40,393
        Francis G. Ziegler           5,674,977            40,393

      At such meeting the stockholders ratified the appointment of Arthur Andersen LLP as the Company's independent accountants for the year ending December 31, 1998. The votes cast with respect to such matters were as follows:

      For       5,704,129
      Against       5,301
      Abstain       5,940

Item 5. Other Information

On June 3, 1998 Peter Gladkin was appointed President and Chief Executive Officer of the Company effective July 1, 1998. Most recently, Mr. Gladkin, was President and Chief Operating Officer of Health Data Sciences Corporation, a leading provider of clinical information systems. As a result of Mr. Gladkin's appointment, the Company's interim management committee consisting of the Company's Chairman of the Board, another director, and two senior officers of the Company was dissolved effective June 30, 1998.

Effective July 15, 1998, Mr. Francis G. Ziegler resigned his position on the Company's Board of Directors. Mr. Ziegler had been a director since 1994. The Company has begun a search to replace this position.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number            Description
------            -----------
10.24      Consulting Agreement by and between Peter Gladkin and the Company, dated May 12, 1998
10.25      Employment Agreement by and between Peter Gladkin and the Company, dated May 30, 1998
10.26      Incentive Stock Option Agreement by and between the Company and Peter
           Gladkin, dated April 17, 1998
11.1       Computation of Earnings (Loss) Per Share
27.1       Financial Data Schedule

(b)   Reports on Form 8-K

      The Company has not filed any reports on Form 8-K for the quarterly period ended June 30, 1998.

                                  SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APACHE MEDICAL SYSTEMS, INC.


Date: August 14, 1998               /s/ Peter Gladkin
     -------------------------      -----------------
                                    Peter Gladkin
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer and Chief
                                    Financial Officer and Accounting Officer)

                              INDEX TO EXHIBITS

Exhibit
Number      Description
-------     -----------
10.24 Consulting Agreement by and between Peter Gladkin and the Company, dated May 12, 1998
10.25 Employment Agreement by and between Peter Gladkin and the Company, dated May 30, 1998
10.26 Incentive Stock Option Agreement by and between the Company and Peter Gladkin, dated April 17, 1998
11.1       Computation of Earnings (Loss) Per Share
27.1       Financial Data Schedule