Form 10-Q
period 1998-09-30
APACHE MEDICAL SYSTEMS INC
filed 1998-11-17
CIK 883697

                                  FORM 10 - Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September  30, 1998
                              ----------------------------
                                       or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to______________

Commission file number                    000-20805
                      ----------------------------------------------------------

                          APACHE MEDICAL SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                             23-2476415
--------------------------------                      ----------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1650 Tysons Boulevard, McLean, Virginia                  22102
---------------------------------------                  -----
(Address of principal executive offices)               (Zip Code)

                                (703) 847-1400
                                      --------
             (Registrant's telephone number, including area code)

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

                                  7,307,133
                                  ---------
         (Number of shares of common stock, $.01 par value per share, outstanding as of October 15, 1998)

                          APACHE MEDICAL SYSTEMS, INC.


                                      INDEX

                                                                                            Page No.
                                                                                            --------

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements


              Consolidated Statements of Operations (unaudited) for the Three
                Months and Nine Months Ended September 30, 1998 and 1997                         1

              Consolidated Balance Sheets for the Nine Months Ended September
                30, 1998 (unaudited) and Year Ended December 31, 1997                            2

              Consolidated Statements of Changes in Stockholders' Equity
                (Deficit) for the Nine Months Ended September 30, 1998 (unaudited)
                and Year Ended December 31, 1997                                                 3

              Consolidated Statements of Cash Flows (unaudited) for the Nine
                Months Ended September 30, 1998 and 1997                                         4

              Notes to Consolidated Financial Statements (unaudited)                           5-7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                             7-12


PART II - OTHER INFORMATION

     Item 5.  Other Information                                                                 12
     Item 6.  Exhibits and Reports on Form 8-K                                                  12

Signatures                                                                                      13

Index to Exhibits                                                                               14

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                 1998           1997           1998         1997
                                                               --------       --------       --------     ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                                         $  2,153     $  1,671        $  7,903     $   7,189

Expenses:
  Cost of goods sold                                               1,084        1,296           2,980         4,271
  Selling, general and administrative                              2,355        3,275           6,686        10,933
  Research and development                                           514          727           1,300         2,098
  Restructuring Charge                                                          1,623                         1,623
  Write-off of acquired in-process
     research and development costs                                   -            -               -          1,612
                                                               -----------  -----------     -----------  ------------
          Total expenses                                           3,953        6,921          10,966        20,537

Loss from operations                                              (1,800)      (5,250)         (3,063)      (13,348)

Other income (expense):
  Interest income                                                    107          229             394           694
  Interest expense                                                    (9)         (17)            (28)          (32)
  Other, net                                                           3          -                 3            10
                                                               -----------  -----------     -----------  ------------

Net loss                                                        $ (1,699)    $ (5,038)       $ (2,694)    $ (12,676)
                                                               ===========  ===========     ===========  ============

Basic and diluted net loss per share                            $  (0.23)    $  (0.69)       $  (0.37)    $   (1.75)
                                                               ===========  ===========     ===========  ============

Weighted average number of shares used for calculation of net
per share                                                          7,292        7,258           7,292         7,247
                                                               ===========  ===========     ===========  ============

See accompanying Notes to Consolidated Financial Statements.


                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                          SEPTEMBER 30,              DECEMBER 31,
                                                                              1998                      1997
                                                                      --------------------      ---------------------
                                                                                      (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                $        5,193             $        5,634
Short-term investments                                                            1,450                      5,683
Accounts receivable, net                                                          2,692                      1,235
Other trade receivables                                                              52                         51
Prepaid expenses and other                                                          858                        405
                                                                        ----------------           ----------------
      TOTAL CURRENT ASSETS                                                       10,245                     13,008

Other trade receivables, net of current maturities                                   18                         57

Furniture and equipment                                                           3,574                      3,355
Less accumulated depreciation and amortization                                   (2,553)                    (2,095)
                                                                        ----------------           ----------------
                                                                                  1,021                      1,260

Intangible assets, net                                                              523                        611

                                                                        ----------------           ----------------
      TOTAL ASSETS                                                       $       11,807             $       14,936
                                                                        ================           ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                         $          580             $          553
Accrued expenses                                                                  4,283                      5,580
Deferred revenue                                                                  2,212                      1,630
Current maturities of obligations under capital leases                               18                         16
Current maturities of notes payable - other                                         163                         95
                                                                        ----------------           ----------------
      TOTAL CURRENT LIABILITIES                                                   7,256                      7,874

Deferred rent benefit                                                                78                        117
Obligations under capital leases, net of current maturities                          33                         47
Notes payable - other, net of current maturities                                    217                         32
                                                                        ----------------           ----------------
      TOTAL LIABILITIES                                                           7,584                      8,070

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, authorized shares, 30,000,000 at
September 30, 1998 and December 31, 1997; issued and outstanding shares, 7,307,133 at September 30, 1998 and 7,267,756 at December 31,
1997.                                                                                73                         73

Additional paid-in capital                                                       45,754                     45,703
Accumulated deficit                                                             (41,604)                   (38,910)

                                                                        ----------------           ----------------
      TOTAL STOCKHOLDERS' EQUITY                                                  4,223                      6,866
                                                                        ----------------           ----------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $       11,807             $       14,936
                                                                        ================           ================

See accompanying Notes to Consolidated Financial Statements.


                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)



                                                             COMMON STOCK            ADDITIONAL
                                                     ----------------------------     PAID-IN       ACCUMULATED
(in thousands)                                           SHARES         AMOUNT        CAPITAL         DEFICIT        TOTAL
                                                     --------------  ------------  --------------  --------------  ----------
BALANCE, JANUARY 1, 1997, AS PREVIOUSLY REPORTED         7,238,922            72          45,325         (22,992)     22,405
Issuance of common stock options                               -               -             291               -         291
Exercise of common stock options                            10,490           -                30               -          30
Issuance of common stock under Employee Stock
Purchase Plan                                               18,344             1              57               -          58
Net loss                                                         -             -               -         (15,918)    (15,918)
                                                     --------------  ------------  --------------  --------------  ----------
BALANCE AT DECEMBER 31, 1997                             7,267,756            73          45,703         (38,910)      6,866
Issuance of common stock under Employee Stock
Purchase Plan                                               39,377             -              51               -          51
Net loss                                                         -             -               -          (2,694)     (2,694)
                                                     --------------  ------------  --------------  --------------  ----------
BALANCE AT SEPTEMBER  30,1998                            7,307,133           $73         $45,754        ($41,604)     $4,223
                                                     ==============  ============  ==============  ==============  ==========


See accompanying Notes to Consolidated Financial Statements.


                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     1998             1997
                                                                                -------------     -------------
                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                      $    (2,694)     $    (12,676)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                     546               797
      Provision for doubtful accounts                                                    30               570
      Stock options issued                                                                -                67
      Write-off of acquired in-process research and development costs                     -             1,612
      Write-off of product development costs                                              -               620
      Write-off of intangible assets                                                      -               436
      Cost of acquisition                                                                 -               732
      Changes in operating assets and liabilities:
           Accounts receivable                                                       (1,487)              510
           Other trade receivables                                                       38               174
           Other current assets                                                        (453)             (181)
           Intangible assets                                                              -               (35)
           Accounts payable and accrued expenses                                     (1,270)              547
           Deferred rent                                                                (39)              (29)
           Deferred revenue                                                             582               484
                                                                               -------------    --------------

       NET CASH USED IN OPERATING ACTIVITIES                                         (4,747)           (6,372)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                                  -              (308)
  Purchase of furniture and equipment                                                  (219)             (493)
  Purchase acquisitions                                                                   -            (2,915)
  Decrease (increase) in short-term investments                                       4,233            (4,923)

                                                                               -------------    --------------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                          4,014            (8,639)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                       (12)              (64)
  Principal payments on borrowings                                                     (138)             (225)
  Proceeds from issuance of notes payable                                               391                20
  Proceeds from issuance of common stock under employee stock purchase plan              51                 -
  Proceeds from issuance of common stock upon exercise of options                                          73
                                                                               -------------    --------------
       NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                            292              (196)
                                                                               -------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (441)          (15,207)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      5,634            20,928
                                                                               -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $ 5,193           $ 5,721
                                                                               =============    ==============

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                    $        30      $         31
                                                                               =============    ==============

See accompanying Notes to Consolidated Financial Statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by APACHE Medical Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information included herein is unaudited. However, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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

The American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 15, 1997. The AICPA has also issued Statement of Position 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" ("SOP 98-4"). The Company has adopted SOP 97-2 and SOP 98-4. The changes contained therein do not have a material financial impact on the Company.

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

Effective January 28, 1998, the Board of Directors granted an aggregate of 156,000 performance-based incentive stock options to twelve members of the Company's senior staff. The exercise price of these options is equal to the fair market value of the Company's Common Stock on January 28, 1998 or $1.28 per share. The options will vest on a quarterly basis, based upon the Company's realization of the 1998 operating budget. The options will vest on January 28, 2003, regardless of whether the 1998 performance criteria have been satisfied, if the employee remains employed by the Company at that time.

On July 1, 1998, the Board of Directors granted 500,000 incentive stock options to Peter Gladkin, President and Chief Executive Officer of the Company. The exercise price of these options is $2.51 per share. The vesting schedule will be fixed over the next 5 years. Vesting may be accelerated if certain performance targets are satisfied during the 5-year period.

Effective July 1, 1998, the Board of Directors granted an aggregate of 20,000 incentive stock options to employees of the Company who have been with the Company at least one year. The exercise price of these options is $2.00 per share. The options will vest ratably over five years from the date of grant.

On September 14, 1998, the Board of Directors granted 50,000 incentive stock options to an officer of the Company. The exercise price of these options is $1.22 per share. The vesting schedule will be fixed over the next 5 years. Vesting may be accelerated if certain performance targets are satisfied during the 5-year period.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

On June 2, 1997, the Company acquired all of the common stock of National Health Advisors, Ltd. ("NHA") in exchange for 367,564 shares of the Company's Common Stock. NHA is a healthcare management consulting firm focused on strategy and management support services for progressive healthcare organizations and networks. The merger was accounted for as a pooling-of-interests. Accordingly, the Company's financial statements were previously restated to include the results of NHA for all periods presented.

REVENUE. Revenue for the quarter ended September 30, 1998 increased 29% to $2.2 million from $1.7 million in the prior year period. Revenue for the nine months ended September 30, 1998 increased 10% to $7.9 million from $7.2 million in the prior year period. This increase is related to an increase in revenue from sales of its Critical Care Series ("CCS") product made during 1998 compared to the prior year when systems revenue was nominal as the Company developed its CCS product.

COST OF GOODS SOLD. Cost of goods sold for the quarter ended September 30, 1998 decreased 16% to $1.1 million from $1.3 million in the prior year period. Cost of goods sold for the nine months ended September 30, 1998 decreased 30% to $3.0 million from $4.3 million in the prior year period. This decrease from the prior year was due to decreases in staffing requirements, and third party license fees for systems and related products; services that the Company has discontinued or postponed; the development of certain other products; and the decision to focus primarily on products for critical care patients, which resulted in the Company's restructuring charge of $1.6 million during the third quarter of 1997.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 1998 decreased 28% to $2.4 million from $3.3 million in the prior year period. Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased 39% to $6.7 million from $10.9 million in the prior year period. This was due primarily to a decrease in overhead costs associated with the Company's restructuring during the third quarter of 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended September 30, 1998 decreased 29% to $514,000 from $727,000 in the prior year period. Research and development expenses for the nine months ended September 30, 1998 decreased 38% to $1.3 million from $2.1 million in the prior year period. The decrease was due primarily to a decrease in staffing requirements related to the development of new products and services that the Company has discontinued or postponed as a result of the Company's restructuring during the third quarter of 1997. During the nine months ended September 30, 1998, no product development costs were capitalized, compared to $308,000 in the prior year period, as technological feasibility of the Company's products under development had not been achieved.

SALE OF ASSETS AND WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. During the quarter, the Company sold its CardioMac assets to Intelligent Business Solutions, Inc. The sale had no material impact on the financial statements of the Company. The Company had acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute, in January 1997. At the time of the acquisition, the Company recorded a non-recurring charge resulting from the write-off of the acquired in-process research and development costs. This charge totaled $1.1 million.

In June 1997, the Company purchased a neonatal database from the Vermont-Oxford Network, Inc. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development costs of approximately $500,000.

OTHER INCOME (EXPENSE). Other income (expense) decreased from $212,000 for the quarter ended September 30, 1997 to $101,000 for the quarter ended September 30, 1998. Other income (expense) decreased from $672,000 for the nine months ended September 30, 1997 to $369,000 for the nine months ended September 30, 1998. The decrease is due to a decrease in interest income as a result of a reduction in cash.

YEAR 2000 READINESS. The Year 2000 computer problem originated from programmers writing software code that used two digits instead of four to represent the year. After December 31, 1999, computers and software may incorrectly assume that the year is "1900" rather than "2000." This could lead to system failures and disruptions to activities and operations. In addition, the Year
2000 is a leap year, which may further exacerbate incorrect calculations, functions or system failures. At this time it is difficult to predict the effects such disruptions could have and the liabilities that any company may face as a result of these failures. Moreover, companies must not only consider their own products and computer systems, but also the Year 2000 readiness of any third parties, including principal vendors. The Company has identified the following five phases to describe its process of achieving Year 2000 readiness: awareness, assessment, renovation, validation and implementation.

State of Readiness

The Company became aware in early 1997 of its potential Year 2000 issues and established a Year 2000 team with outside consultants to assess its Year 2000 issues and develop an overall strategy. In 1997, the Company began an assessment of its products, and its own information technology ("IT") and non-IT systems and the Company's vendors to determine whether they are or will be Year 2000 ready. To ensure that the IT and non-IT systems are, or will be, Year 2000 ready, surveys of the Company's products, services and systems were conducted. These included but were not limited to: audits and analyses of the Company's internal IT systems including hardware and software; assessment of critical non-IT systems, including real estate and other embedded technologies; and surveys of principal vendors as to Year 2000 readiness. The Company identified several internal IT and non-IT systems that were not Year 2000 ready. These internal systems have either been replaced with Year 2000 ready systems or will be upgraded to the Year 2000 ready product. All internal system upgrades are expected to be completed by the third quarter of 1999. The Company has received written assurances from material principal vendors as to Year 2000 readiness within that timeframe.

The majority of the Company's efforts regarding Year 2000 readiness focused on the Company's products, including software applications, operating systems, relational database management systems, tools and utilites sold to clients. The assessments indicated that the version of the Company's Medical Cost Management Program ("MCMP") product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, its operating system, database releases and relational database management systems, that was sold to customers prior to 1998, was not Year 2000 ready. The Company accordingly, has focused its attention on its next generation CCS product (for which the Company has taken orders in 1997). The Company believes the application, operating systems and relational database management system release, tools and utilities are Year 2000 ready. The CCS product also includes new features and enhancements. The CCS product operates on a PC based client/UNIX server platform, supporting Windows 95. The Company is now performing renovation and validation activities on modules of the CCS product as they are being developed and has begun to implement completed modules into the CCS product.

The assessment is complete for two other software applications that the Company sold to clients. The Company is presently renovating and validating its Acute Care Voyager+ product and HIV Manager product. The renovation and validation of these products is scheduled to be completed in January 1999 and implementation will begin in the first quarter of 1999.

Other software applications products sold by the Company are presently in the assessment phase. The assessments of these products will be completed by December 1998. Upon the completion of these assessments, an action plan will be created for the renovation, validation, and implementation of changes to deliver Year 2000 ready products by late 1999.

As an integral part of the Company's assessment, independent consulting firms have been hired to provide additional testing and validation of the Company's Year 2000 readiness of its software products currently being sold to its customers. The goals and objectives of this assessment are to: validate that software and hardware is Year 2000 ready; ensure that applications accurately store and calculate information based on date fields which contain dates before and after the Year 2000; ensure that communications software and hardware is Year 2000 ready; ensure that appropriate stored and archived data will be consistent with Year 2000 certified software; and engineer a test facility that will be available to the Company's personnel, as well as its customers, to verify that such certified systems are in fact Year 2000 ready. This additional validation and testing has two phases. The first phase, consisting of reassessment and renovation started during the third quarter of 1998, is currently on schedule and in process. The second phase will repeat the process of ongoing assessment, renovation of problems, and validation of corrections. Validation of Year 2000 readiness will be completed during the first quarter of 1999.

Costs to Address Year 2000 Issues

The calculation of costs incurred has been limited to costs to bring the Company's products, and its own IT and non-IT systems to Year 2000 readiness or to accelerate replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The Company estimates it has incurred approximately $800,000 to date for Year 2000 assessment, renovation, validation, and implementation and accelerated development costs, and that total costs through implementation will be approximately $1.1 million.

Risks of the Company's Year 2000 Issues

As the existing MCMP product operating system and relational database management system releases could not be confirmed Year 2000 ready, the Company has decided not to support the MCMP product beyond October 1999. The Company has offered existing clients the ability to migrate to the new CCS product during the next year on favorable terms. A majority of the clients using the old UNIX version of the MCMP product have previously indicated an intent to migrate to the new CCS product. A few have indicated that they intend to discontinue use of the existing product completely, and, like many participants in the healthcare industry, several are still assessing their systems and migration options. The Company has entered into an agreement with a vendor to perform additional migration activities. Provided sufficient migration contracts are executed in the fourth quarter of 1998 and first quarter of 1999, the use of existing company resources augmented by this third party vendor are expected to provide sufficient resources to enable essential migration activities to be completed by October 1999. The favorable terms and migration services offered to customers to encourage migration to the new CCS product are not expected to have a material impact on the Company's future operating results or financial position. Because the Company is not yet aware of the plans of customers who have not yet accepted the Company's terms for migration to the new CCS product, the Company is not yet able to fully evaluate the impact of Year 2000 issues associated with the UNIX version of the MCMP product. If a majority of existing customers do not in fact migrate to the new CCS product, this would have a material adverse effect on the financial position, results of operations, and liquidity of the Company. Due to the uncertain nature of Year 2000 issues and their impact on the industry, the outcome cannot be predicted at this time. This uncertainty should be resolved and clarified by the fourth quarter of 1999.

Company's Contingency Plans

At the current time, the Company anticipates that essential products and IT and non-IT systems will be validated as Year 2000 ready in all material respects. This belief is based on the progress to date and the assessed degree of difficulty associated with the remaining phases to achieve Year 2000 readiness, the representations made by vendors and, where possible, testing. There can be no assurance, however, of complete Year 2000 readiness. Contingency plans are under development and the Company anticipates that acceptable alternatives will be available in the event that a contingency arises. These contingency plans generally anticipate use of alternative vendors for hardware and operating systems. Nonetheless, it is not possible for the Company to fully assess the likelihood or magnitude of consequences of Year 2000 issues, should representations made by vendors prove to be in error.

Year 2000 Information and Readiness Disclosure Act

This section captioned "Year 2000 Readiness," as well as other statements herein or otherwise relating to the Year 2000 issues, are "Year 2000 Readiness Disclosures" pursuant to the "Year 2000 Information and Readiness Disclosure Act."

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $6.6 million as of September 30, 1998 compared to $11.3 million as of December 31, 1997.

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

The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 1998. Through September 30, 1998, the Company has incurred cumulative net operating losses of approximately $41.6 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

The Company does not believe the impact of inflation has significantly affected the Company's operations.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect the Company's actual results and could cause its actual results in fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Important factors that could cause actual results to differ materially include but are not limited to the Company's: having sufficient sales and timely collections to meet cash requirements and achieve profitability; ability to correctly estimate and address its Year 2000 costs and liabilities; ability to attract and retain key employees; success of its strategy to concentrate its product offerings on high-risk, high-cost patients; ability to timely develop new products and enhance existing products; ability to compete in the competitive and rapidly evolving healthcare information technology industry; success of its marketing and consulting efforts and ability to effectively utilize its direct sales force; ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms; ability to comply with and adopt products and services to potential regulatory changes; and ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

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


                           PART II - OTHER INFORMATION


Item 5. Other Information

On August 24, 1998, Regina M. Campbell was appointed Vice President and General Counsel of the Company effective September 14, 1998. Most recently, Ms. Campbell was Corporate Counsel for Medaphis Corporation and Health Data Sciences Corporation.

On September 30, 1998, Karen C. Miller was appointed Vice President and Chief Financial Officer of the Company effective October 1, 1998. Ms. Miller comes to the Company from Medaphis Corporation where she was Controller of the Company's Per-Se Technologies Division. Prior to that, she was Chief Financial Officer, Vice President of Finance, Controller and co-founder of Health Data Sciences Corporation.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit
Number        Description
-----         -----------
11.1     Computation of Earnings (Loss) Per Share

27.1     Financial Data Schedule


(b)      Reports on Form 8-K

         The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1998.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    APACHE MEDICAL SYSTEMS, INC.



Date: November 16, 1998             /s/Peter Gladkin
      -------------------           -------------------------------------------
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