Form 10-Q/A
period 1998-06-30
APACHE MEDICAL SYSTEMS INC
filed 1999-01-22
CIK 883697

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------------


                                       or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                              -------------     --------------------------
Commission file number                          000-20805
                      ----------------------------------------------------

                          APACHE MEDICAL SYSTEMS, INC.
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          23-2476415
------------------------------------               ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1650 Tysons Boulevard, McLean, Virginia                     22102
-----------------------------------------                 ----------
(Address of principal executive offices)                  (Zip Code)

                                 (703) 847-1400
                               ------------------
              (Registrant's telephone number, including area code)
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                    7,299,735
                                  ------------
          (Number of shares of common stock, $.01 par value per share, outstanding as of August 5, 1998)

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


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                      1998                 1997                  1998              1997
                                                      -------------------------                  ----------------------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                            $   2,278              $   2,452           $   5,749       $   5,518

Expenses:
  Cost of goods sold                                     976                  1,441               1,886           2,975
  Selling, general and administrative                  2,020                  4,507               4,306           7,658
  Research and development                               223                    700                 649           1,371
  Write-off of acquired in-process
     research and development costs                        -                    500                   -           1,612
                                                   ---------              ---------           ---------       ---------
          Total expenses                               3,219                  7,148               6,841          13,616

Loss from operations                                    (941)                (4,696)             (1,092)         (8,098)

Other income (expense):
  Interest income                                        132                    228                 286             465
  Interest expense                                        (8)                    (7)                (17)            (15)
  Other, net                                               -                      9                   -              10
                                                   ---------              ---------           ---------       ---------
Net loss                                           $    (817)             $  (4,466)          $    (823)      $  (7,638)
                                                   =========              =========           =========       =========
Basic and diluted net loss per share               $   (0.11)             $   (0.62)          $   (0.11)      $   (1.05)
                                                   =========              =========           =========       =========
Weighted average number of shares used for
  calculation of net loss per share                    7,289                  7,245               7,289           7,242
                                                   =========              =========           =========       =========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30,                   DECEMBER 31,
                                                                                  1998                         1997
                                                                          --------------------------------------------------
                                                                                            (IN THOUSANDS EXCEPT
                                                                                                 SHARE DATA)
ASSETS
                                                                                (UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents                                                       $    6,068                       $    5,634
Short-term investments                                                               2,194                            5,683
Accounts receivable, net                                                             3,022                            1,235
Other trade receivables                                                                 52                               51
Prepaid expenses and other                                                             457                              405
                                                                                ----------                       ----------
      TOTAL CURRENT ASSETS                                                          11,793                           13,008

Other trade receivables, net of current maturities                                      31                               57

Furniture and equipment                                                              3,518                            3,355
Less accumulated depreciation and amortization                                      (2,401)                          (2,095)
                                                                                ----------                       ----------
                                                                                     1,117                            1,260

Capitalized software development costs, net                                            171
Intangible assets, net                                                                 552                              611
                                                                                ----------                       ----------
      TOTAL ASSETS                                                              $   13,664                       $   14,936
                                                                                ==========                       ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $      561                       $      553
Accrued expenses                                                                     4,425                            5,580
Deferred revenue                                                                     2,391                            1,630
Current maturities of obligations under capital leases                                  17                               16
Current maturities of notes payable - other                                             56                               95
                                                                                ----------                       ----------
      TOTAL CURRENT LIABILITIES                                                      7,450                            7,874

Deferred rent benefit                                                                   93                              117
Obligations under capital leases, net of current maturities                             38                               47
Notes payable - other, net of current maturities                                         8                               32
                                                                                ----------                       ----------
      TOTAL LIABILITIES                                                              7,589                            8,070

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value, authorized shares, 30,000,000 at June 30,
1998 and December 31, 1997; issued and outstanding shares, 7,299,735
at June 30, 1998 and 7,267,756 at December 31, 1997.                                    73                               73

Additional paid-in capital                                                          45,735                           45,703

Accumulated deficit                                                                (39,733)                         (38,910)
                                                                                ----------                       ----------
      TOTAL STOCKHOLDERS' EQUITY                                                     6,075                            6,866
                                                                                ----------                       ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   13,664                       $   14,936
                                                                                ==========                       ==========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                              COMMON STOCK
                                                     -----------------------------    ADDITIONAL
                                                                                        PAID-IN        ACCUMULATED
(IN THOUSANDS, EXCEPT SHARE DATA)                       SHARES           AMOUNT         CAPITAL          DEFICIT        TOTAL
                                                     -------------- -------------- ----------------      -------     -----------
BALANCE, JANUARY 1, 1997, AS PREVIOUSLY REPORTED       7,238,922          $ 72         $  45,325      $   (22,992)   $   22,405
Issuance of common stock options                               -             -               291                -           291
Exercise of common stock options                          10,490             -                30                -            30
Issuance of common stock under Employee Stock
   Purchase Plan                                          18,344             1                57                -            58
Net loss                                                       -             -                 -          (15,918)      (15,918)
                                                      ----------          ----         ---------      -----------    ----------
BALANCE AT DECEMBER 31, 1997                           7,267,756            73            45,703          (38,910)        6,866
Issuance of common stock under Employee Stock
  Purchase Plan                                           31,979             -                32                -            32
Net loss                                                       -             -                 -             (823)         (823)
                                                      ----------          ----         ---------      -----------    ----------
BALANCE AT JUNE 30, 1998 (UNAUDITED)                   7,299,735          $ 73         $  45,735         ($39,733)   $    6,075
                                                      ==========          ====         =========      ===========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                              1998             1997
                                                                                              ---------------------
                                                                                                   (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $    (823)                 $  (7,638)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                          370                        530
      Provision for doubtful accounts                                                         30                        370
      Stock options issued                                                                     -                         21
      Write-off of acquired in-process research and development costs                          -                      1,612
      Cost of acquisition                                                                      -                        732
      Changes in operating assets and liabilities:
           Accounts receivable                                                            (1,816)                       137
           Other trade receivables                                                            25                        173
           Other current assets                                                              (52)                       (70)
           Intangible assets                                                                  (1)                       (35)
           Accounts payable and accrued expenses                                          (1,147)                       620
           Deferred rent                                                                     (24)                       (17)
           Deferred revenue                                                                  761                        196
                                                                                       ---------                  ---------
       NET CASH USED IN OPERATING ACTIVITIES                                              (2,677)                    (3,369)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                                    (177)                      (308)
  Purchase of furniture and equipment                                                       (162)                      (408)
  Purchase acquisitions                                                                        -                     (2,915)
  Decrease in short-term investments                                                       3,489                          -
                                                                                       ---------                  ---------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                               3,150                     (3,631)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                             (8)                       (56)
  Principal payments on borrowings                                                           (63)                      (178)
  Proceeds from issuance of notes payable                                                      -                         20
  Proceeds from issuance of common stock under employee stock purchase plan                   32                          -
  Proceeds from issuance of common stock upon exercise of options                                                        59
                                                                                       ---------                  ---------
       NET CASH USED IN FINANCING ACTIVITIES                                                 (39)                      (155)
                                                                                       ---------                  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         434                     (7,155)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           5,634                     20,928
                                                                                       ---------                  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   6,068                  $  13,773
                                                                                       =========                  =========
SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                           $      18                  $      17
                                                                                       =========                  =========

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

5. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 1998

The next generation of the Company's Critical Care Series product ("CCS") reached technological feasibility during March of 1998. FASB No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires that the cost of software development be capitalized once the product reaches technological feasibility. As a result of an internal review, initiated by senior management, the Company found that these costs continued to be expensed during the second quarter of 1998. Accordingly, the software development costs of $177,000 have been capitalized. The related amortization expense of $6,000 has also been recorded.

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

COST OF GOODS SOLD. Cost of goods sold for the quarter ended June 30, 1998 decreased 32% to $976,000 from $1.4 million in the prior year period. Cost of goods sold for the six months ended June 30, 1998 decreased 36% to $1.9 million from $3.0 million in the prior year period. This decrease from the prior year was due to decreases in revenues, staffing requirements, and third party license fees for systems and related products; services that the Company has discontinued or postponed; the development of certain other products; and the decision to focus primarily on products for critical care patients, which resulted in the Company's restructuring charge of $1.6 million during the third quarter of 1997.

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

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended June 30, 1998 decreased 68% to $223,000 from $700,000 in the prior year period. Research and development expenses for the six months ended June 30, 1998 decreased 53% to $649,000 from $1.4 million in the prior year period. The decrease was due primarily to a decrease in staffing requirements related to the development of new products and services that the Company has discontinued or postponed as a result of the Company's restructuring during the third quarter of 1997. During the six months ended June 30, 1998, capitalized software development costs were $177,000 compared to $308,000 in the prior year period.

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

The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 1998. Through June 30, 1998, the Company has incurred cumulative net operating losses of approximately $39.7 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. The Company believes that its current operating funds will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities through 1998. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:


  EXHIBIT
   NUMBER                        DESCRIPTION
  --------                       -----------
   11.1          Computation of Earnings (Loss) Per Share
   27.1          Financial Data Schedule



(b)  Reports on Form 8-K

     The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1998.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               APACHE MEDICAL SYSTEMS, INC.

Date: January 22, 1999                         /s/ Peter Gladkin
----------------------                         -----------------
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