Form 10-Q/A
period 1998-09-30
APACHE MEDICAL SYSTEMS INC
filed 1999-01-22
CIK 883697

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(x)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September  30, 1998
                                ----------------------------
                                              or

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to______________

Commission file number                    000-20805
                       --------------------------------------------

                          APACHE MEDICAL SYSTEMS, INC.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                           23-2476415
 -------------------------------                                       ----------------
 (State or other jurisdiction of                                       (I.R.S. Employer
 incorporation or organization)                                       Identification No.)

 1650 Tysons Boulevard, McLean, Virginia                                     22102
 ----------------------------------------                                 ----------
 (Address of principal executive offices)                                 (Zip Code)

                                 (703) 847-1400
                                    --------
            (Registrant's telephone number, including area code)
 ---------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                             SEPTEMBER 30,                     SEPTEMBER 30,
                                                                        1998              1997            1998              1997
                                                                      --------          -------          ------            ------
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                                            $   2,153          $   1,671        $   7,903         $   7,189

Expenses:
  Cost of goods sold                                                   1,081              1,296            2,965             4,271
  Selling, general and administrative                                  2,308              3,275            6,615            10,933
  Research and development                                               384                727            1,034             2,098
  Restructuring Charge                                                                    1,623                              1,623
  Write-off of acquired in-process
     research and development costs                                        -                  -                -             1,612
                                                                   ---------          ---------        ---------         ---------
          Total expenses                                               3,773              6,921           10,614            20,537

Loss from operations                                                  (1,620)            (5,250)          (2,711)          (13,348)

Other income (expense):
  Interest income                                                        107                229              394               694
  Interest expense                                                        (9)               (17)             (28)              (32)
  Other, net                                                               3                  -                3                10
                                                                   ---------          ---------        ---------         ---------

Net loss                                                           $  (1,519)         $  (5,038)       $  (2,342)        $ (12,676)
                                                                   =========          =========        =========         =========

Basic and diluted net loss per share                               $   (0.21)         $   (0.69)       $   (0.32)        $  (1.75)
                                                                   =========          =========        =========         =========

Weighted average number of shares used for calculation of net
per share                                                              7,292              7,258            7,292             7,247
                                                                   =========          =========        =========         =========

See accompanying Notes to Consolidated Financial Statements.


                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                  SEPTEMBER 30,              DECEMBER 31,
                                                                                      1998                       1997
                                                                                  -------------             -------------
                                                                                              (IN THOUSANDS)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                          $    5,193                 $    5,634
Short-term investments                                                                  1,450                      5,683
Accounts receivable, net                                                                2,692                      1,235
Other trade receivables                                                                    52                         51
Prepaid expenses and other                                                                858                        405
                                                                                   ----------                 ----------
      TOTAL CURRENT ASSETS                                                             10,245                     13,008

Other trade receivables, net of current maturities                                         18                         57

Furniture and equipment                                                                 3,574                      3,355
Less accumulated depreciation and amortization                                         (2,553)                    (2,095)
                                                                                   ----------                 ----------
                                                                                        1,021                      1,260

Capitlized software development costs, net                                                352
Intangible assets, net                                                                    523                        611
                                                                                   ----------                 ----------
      TOTAL ASSETS                                                                 $   12,159                 $   14,936
                                                                                   ==========                 ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                   $      580                 $      553
Accrued expenses                                                                        4,283                      5,580
Deferred revenue                                                                        2,212                      1,630
Current maturities of obligations under capital leases                                     18                         16
Current maturities of notes payable - other                                               163                         95
                                                                                   ----------                 ----------
      TOTAL CURRENT LIABILITIES                                                         7,256                      7,874

Deferred rent benefit                                                                      78                        117
Obligations under capital leases, net of current maturities                                33                         47
Notes payable - other, net of current maturities                                          217                         32
                                                                                   ----------                 ----------
      TOTAL LIABILITIES                                                                 7,584                      8,070

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, authorized shares, 30,000,000 at
September 30, 1998 and December 31, 1997; issued and outstanding shares, 7,307,133 at September 30, 1998 and 7,267,756 at December 31,
1997.                                                                                      73                         73

Additional paid-in capital                                                             45,754                     45,703
Accumulated deficit                                                                   (41,252)                   (38,910)
                                                                                   ----------                 ----------
      TOTAL STOCKHOLDERS' EQUITY                                                        4,575                      6,866
                                                                                   ----------                 ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   12,159                 $   14,936
                                                                                   ==========                 ==========

See accompanying Notes to Consolidated Financial Statements.


                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)


                                                                COMMON STOCK           ADDITIONAL
                                                       -----------------------------     PAID-IN       ACCUMULATED
(in thousands)                                            SHARES            AMOUNT       CAPITAL         DEFICIT         TOTAL
                                                       -------------- --------------  ------------   ---------------   -----------
BALANCE, JANUARY 1, 1997, AS PREVIOUSLY REPORTED        7,238,922              72         45,325         (22,992)           22,405
Issuance of common stock options                                -               -            291               -               291
Exercise of common stock options                           10,490               -             30               -                30
Issuance of common stock under Employee Stock
Purchase Plan                                              18,344               1             57               -                58
Net loss                                                        -               -              -         (15,918)         (15,918)
                                                        ---------           -----      ---------       ---------       ----------
BALANCE AT DECEMBER 31, 1997                            7,267,756              73         45,703         (38,910)            6,866
Issuance of common stock under Employee Stock
Purchase Plan                                              39,377               -             51               -                51
Net loss                                                        -               -              -          (2,342)          (2,342)
                                                        ---------           -----      ---------       ---------       ----------
BALANCE AT SEPTEMBER  30,1998                           7,307,133           $  73      $  45,754        ($41,252)            4,575
                                                        =========           =====      =========       =========       ===========


See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                                            1998                        1997
                                                                                        ----------------------------------------
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                                $ (2,342)                  $  (12,676)
  Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation and amortization                                                            570                          797
      Provision for doubtful accounts                                                           30                          570
      Stock options issued                                                                       -                           67
      Write-off of acquired in-process research and development costs                            -                        1,612
      Write-off of product development costs                                                     -                          620
      Write-off of intangible assets                                                             -                          436
      Cost of acquisition                                                                        -                          732
      Changes in operating assets and liabilities:
           Accounts receivable                                                              (1,487)                         510
           Other trade receivables                                                              38                          174
           Other current assets                                                               (453)                        (181)
           Intangible assets                                                                     -                          (35)
           Accounts payable and accrued expenses                                            (1,270)                         547
           Deferred rent                                                                       (39)                         (29)
           Deferred revenue                                                                    581                          484
                                                                                          --------                   ----------

       NET CASH USED IN OPERATING ACTIVITIES                                                (4,372)                      (6,372)

CASH FLOWS FROM INVESTING ACTIVITIES

  Capitalized software development costs                                                      (374)                        (308)
  Purchase of furniture and equipment                                                         (220)                        (493)
  Purchase acquisitions                                                                          -                       (2,915)
  Decrease (increase) in short-term investments                                              4,233                       (4,923)
                                                                                          --------                   ----------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                 3,639                       (8,639)

CASH FLOWS FROM FINANCING ACTIVITIES

  Principal payments on capital lease obligations                                              (12)                         (64)
  Principal payments on borrowings                                                            (138)                        (225)
  Proceeds from issuance of notes payable                                                      391                           20
  Proceeds from issuance of common stock under employee stock purchase plan                     51                            -
  Proceeds from issuance of common stock upon exercise of options                                                            73
                                                                                          --------                   ----------
       NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                                   292                         (196)
                                                                                          --------                   ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                     (441)                     (15,207)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             5,634                       20,928
                                                                                          --------                   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $  5,193                   $    5,721
                                                                                          ========                   ==========

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                              $     30                   $       31
                                                                                          ========                   ==========

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

5. RESTATEMENT OF THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998

The next generation of the Company's Critical Care Series product ("CCS") reached technological feasibility during March of 1998. FASB No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" requires that the cost of software development be capitalized once the product reaches technological feasibility. As a result of an internal review, initiated by senior management, the Company found that these costs continued to be expensed during the second and third quarters of 1998. Accordingly, the software development costs of $177,000 and $197,000 for the second and third quarters, respectively, have been capitalized. The related amortization expense, $6,000 and $16,000, respectively, has also been recorded.

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

REVENUE. Revenue for the quarter ended September 30, 1998 increased 29% to $2.2 million from $1.7 million in the prior year period. Revenue for the nine months ended September 30, 1998 increased 10% to $7.9 million from $7.2 million in the prior year period. This increase is related to an increase in revenue from sales of its CCS product made during 1998 compared to the prior year when systems revenue was nominal as the Company developed its CCS product.

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

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 1998 decreased 30% to $2.3 million from $3.3 million in the prior year period. Selling, general and administrative expenses for the nine months ended September 30, 1998 decreased 39% to $6.6 million from $10.9 million in the prior year period. This was due primarily to a decrease in overhead costs associated with the Company's restructuring during the third quarter of 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended September 30, 1998 decreased 47% to $384,000 from $727,000 in the prior year period. Research and development expenses for the nine months ended September 30, 1998 decreased 51% to $1.0 million from $2.1 million in the prior year period. The decrease was due primarily to a decrease in staffing requirements related to the development of new products and services that the Company has discontinued or postponed as a result of the Company's restructuring during the third quarter of 1997. During the nine months ended September 30, 1998, capitalized software development costs were $374,000, compared to $308,000 in the prior year period.

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

The majority of the Company's efforts regarding Year 2000 readiness focused on the Company's products, including software applications, operating systems, relational database management systems, tools and utilities sold to clients. The assessments indicated that the version of the Company's Medical Cost Management Program ("MCMP") product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, its operating system, database releases and relational database management systems, that was sold to customers prior to 1998, was not Year 2000 ready. The Company accordingly, has focused its attention on its next generation CCS product (for which the Company has taken orders in 1997). The Company believes the application, operating systems and relational database management system release, tools and utilities are Year 2000 ready. The CCS product also includes new features and enhancements. The CCS product operates on a PC based client/UNIX server platform, supporting Windows 95. The Company is now performing renovation and validation activities on modules of the CCS product as they are being developed and has begun to implement completed modules into the CCS product.

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

The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 1998. Through September 30, 1998, the Company has incurred cumulative net operating losses of approximately $41.2 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

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

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit Number           Description
------------------------------------
11.1                     Computation of Earnings (Loss) Per Share

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

                                                    APACHE MEDICAL SYSTEMS, INC.

Date: January 22, 1999                              /s/Peter Gladkin
----------------------                              ----------------
                                                    Peter Gladkin
                                                    President and Chief Executive Officer
                                                    (Duly Authorized Officer and Chief
                                                    Financial Officer and Accounting Officer)


                                INDEX TO EXHIBTS

Exhibit Number      Description
-------------------------------
11.1                Computation of Earnings (Loss) Per Share

27.1                Financial Data Schedule