Form 10-K405
period 1998-12-31
APACHE MEDICAL SYSTEMS INC
filed 1999-03-31
CIK 883697

================================================================================

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998
                                       OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         Commission file number 0-20805

                          APACHE MEDICAL SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                        Delaware                         23-2476415
             (State or other jurisdiction             (I.R.S. Employer
           of incorporation or organization)         Identification No.)
        1650 Tysons Boulevard, McLean, Virginia            22102
        (Address of principal executive offices)         (zip code)

       Registrant's telephone number, including area code: (703) 847-1400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 TITLE OF CLASS

                     Common Stock, $.01 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 5, 1999 was approximately $8,258,649.
The number of outstanding shares of the registrant's Common Stock as of that date was 7,343,176.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 1999 are incorporated herein by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.   BUSINESS

OVERVIEW

     APACHE Medical Systems, Inc. ("APACHE" or the "Company") provides clinically based decision support information systems, research and consulting services to the healthcare industry. The Company provides hospitals and physicians with patient-specific, concurrent and predictive outcomes information at the point of care that can be used to assist them in making clinical and resource utilization decisions. APACHE's products and services address the information needs of both healthcare practitioners and administrators by enabling joint access to clinical and utilization information, which facilitates both the containment of costs and the delivery of high-quality care. APACHE's products and services are focused on high-risk, high-cost patients, such as critical care, acute care, cardiovascular care and certain chronically-ill patients, who typically account for a disproportionately large share of healthcare expenditures.

     THE APACHE SOLUTIONS

     APACHE believes that its products and services address the healthcare industry's need for sophisticated outcomes-based clinical decision support information. The APACHE solutions bridge the gap between the information needs of healthcare practitioners and those of hospital administrators by enabling joint access to clinical and cost information, which facilitates the containment of cost, improvement in quality outcomes and the consistent delivery of high quality care.

     The Company's primary decision support system is focused on critical care and targets hospitals and health systems with over 200 beds. For this market, in 1998 the Company introduced a new product line, the APACHE Critical Care Series(TM) ("CCS"), and a companion set of clinical consulting services marketed under the APACHE Best Care(TM) Services label. These replaced the Company's previous Medical Cost Management Program ("MCMP") and related Critical Care System offerings. The CCS is compromised of two major modules, Voyager+ and Discover+, which are described below.

     Generally, the Company's systems, which incorporate software and related consulting services, generate information to assist providers concurrently in making informed clinical resource utilization and patient care decisions. These clinical decision support systems are designed to enable providers to:

          -- Determine appropriate cost-effective treatment plans for individual patients.

          -- Compare actual individual patient outcomes with both predicted patient outcomes and statistically relevant similar hospital, regional and national norms to identify areas for improvement.

          -- Analyze the performance of physicians by using clinically based, peer-reviewed, severity-adjustment methods.

          -- Analyze and measure quantifiable improvements in the clinical and cost outcomes of specified groups of patients.

          -- Plan staffing, number of beds and bed mix given the severity-adjusted mix of patients in an intensive care unit.

     APACHE's products and services are differentiated from many other healthcare decision support systems in the following important ways:

          -- Detailed Clinical Data. APACHE's products and services utilize detailed clinical data on a variety of health parameters and outcomes data. In addition, APACHE's products and services utilize administrative and utilization data.

          -- Patient-specific, Severity-adjusted Data. APACHE's products and services utilize clinical, demographic and financial data for individual patients, in addition to patient groups. APACHE's methodologies are designed to severity-adjust these data to enable the assessment of the overall health status of the patient. Severity adjustment is a technique for weighting the relative factors affecting the degree of illness of a patient. Physicians use APACHE's patient-specific clinical decision support systems to develop individual patient care plans incorporating APACHE's severity-adjusted outcomes predictions.

          -- Concurrent, Predictive Outcomes Information. APACHE's systems support physician decision making by providing outcomes information in three timeframes: (i) predictions of the patient's outcomes (e.g., mortality, adverse occurrences and length of stay); (ii) current information, such as the patient's daily health status; and (iii) historical or retrospective information about the patient or groups of similar patients. In contrast to retrospective systems, APACHE's ability to provide concurrent information permits the generation of predictive information during the course of a patient's care, thereby enhancing a physician's ability to direct treatment resources as the patient's health status changes.

          -- High-risk, High-cost Patient Focus. Unlike decision support systems that focus primarily on general hospital patients, APACHE's systems are specifically designed to help predict outcomes for high-risk, high-cost patients, such as critical care patients. These patients typically represent a disproportionately large share of hospital costs.

     APACHE's solutions are derived from the Company's clinical outcomes methodologies and proprietary databases.

     Clinical Outcomes Methodologies. APACHE's methodologies include algorithms that apply relative weightings to selected physiological variables to define a patient's health status. APACHE's methods of measuring variations in a patient's health status and outcomes in critical care have been utilized in connection with more than 600 peer-reviewed articles in professional journals. APACHE has acquired rights to and refined these methodologies, which were originally developed by leading academic medical centers such as The George Washington University Hospital and Dartmouth-Hitchcock Medical Center.

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

     APACHE's products and services are currently focused on coverage of patients in the critical, acute, sub-acute, and cardiovascular care categories. The Company also currently offers products, consulting services, and health outcomes research in HIV/AIDS and is considering adding additional categories in the future.

APACHE PRODUCTS AND SERVICES

     The following tables summarize the major products and services offered by the Company.

APACHE PRIMARY INFORMATION SYSTEMS PRODUCTS:

    PRODUCT               PRODUCT LINE                   TARGET MARKET                 PRODUCT DESCRIPTION
Benchmark Study      Critical care; cardiovascular   Acute care hospitals with   One-time comparative analysis and
                     care                            ICU's; acute care           report of a provider's clinical
                                                     hospitals with heart        and financial performance; used to
                                                     centers                     identify and quantify
                                                                                 opportunities for cost or quality
                                                                                 improvement.

APACHE               Critical care                   Acute care hospitals with   Point-of-care information system,
Critical Care                                        ICU's                       providing daily and prospective
Series:                                                                          outcomes predictions, as well as,
Discover+                                                                        response to treatment trending and
                                                                                 reporting. These tools support the
                                                                                 case management of individuals and
                                                                                 patient groups.

APACHE               Critical care                   Acute care hospitals,       Multi-dimensional analytical tools
Critical Care                                        hospital systems, with      providing severity adjusted
Series: Voyager+                                     ICUs                        outcomes compared to normative
                                                                                 standards, integration of
                                                                                 financial and clinical outcomes
                                                                                 and standard reports.

APACHE Acute         Acute care                      Acute care hospitals,       Used for quality assurance and to
Care Voyager+                                        business coalitions         identify priorities for clinical
                                                                                 process improvement and assess
                                                                                 results of these initiatives. Both
                                                                                 Critical Care and Acute Care
                                                                                 Voyager+ products include JCAHO
                                                                                 ORYX-certified outcomes measures.

HIV Manager          HIV/AIDS                        Physicians and Physicians'  Physician practice management tool
                                                     Groups                      including electronic medical
                                                                                 record and outcomes comparisons to
                                                                                 national and group norms.

APACHE HEALTH OUTCOMES RESEARCH AND DISEASE MANAGEMENT PRODUCTS SERVICES:

    PRODUCT               PRODUCT LINE                   TARGET MARKET                  SERVICE DESCRIPTION

Clinical Trial          All Product Lines            Pharmaceutical,                Protocol/analytic study design;
Support                                              biotechnology, medical         severity adjusted risk prediction
                                                     device/diagnostic companies;   modeling in support of efficacy
                                                     contract research              testing and reporting.
                                                     organizations

Product Marketing       All Product Lines            Pharmaceutical,                Outcomes research; market analysis;
Information Tools                                    biotechnology, medical         data sets; data analysis; reporting
                                                     device/diagnostic companies;   and related services.
                                                     contract research
                                                     organizations

Disease Management      All Product Lines            Pharmaceutical,                Short and long-term cost benefit
Programs                                             biotechnology, medical         analysis; risk prediction
                                                     device/diagnostic companies;   models/methodologies; best practice
                                                     contract research              norms/protocols.
                                                     organizations; healthcare
                                                     providers

Custom Analysis,        All Product Lines            Pharmaceutical,                Data management, analysis and

Report Cards,                                        biotechnology, medical           reporting services offering
Registries                                           device/diagnostic companies;     comparisons to best demonstrated
                                                     contract research                practices, regional norms, national
                                                     organizations; healthcare        norms.
                                                     providers

APACHE BEST CARE CLINICAL CONSULTING SERVICES:

         PRODUCT        PRODUCT LINE       TARGET MARKET                        SERVICE DESCRIPTION
Clinical Process        Critical Care    Hospitals and IDSs   Assesses the organization's performance against national norms
Improvement                                                   and best practices; determines organization readiness for
Program                                                       change, and implements one process improvement project delivered simultaneously with a hospital's implementation of CCS products.

Annual Performance      Critical Care    Hospitals and IDSs   Assesses the organization's performance in light of both
                                                              national norms, best practices and new medical practice and care process developments uncovered by APACHE database analysis and outcomes research; can be used in conjunction with client's budgeting process to plan priorities, staffing and investment.

Bed Planning Study      Critical Care    Hospitals and IDSs   Projects and plans for the hospital's daily demand for intensive care and/or step-down unit beds in light of planned or potential
                                                              APACHE recommended care management changes.


Operations              Hospital wide    Hospitals and IDSs   Rapid redesign of hospital operations and
Improvement                                                   care delivery infrastructure.

APACHE/NATIONAL HEALTH ADVISORS STRATEGIC CONSULTING SERVICES:


        PRODUCT                TARGET MARKET                        SERVICE DESCRIPTION
Strategic Planning      Acute Care Hospitals            Three to five year strategic plans, vision
Studies                 Regional Delivery Systems       development, product line analyses, and
                                                        implementation plans.

Integrated Delivery     Acute Care Hospitals            Partners'analyses and development and
Network (IDN)                                           implementation of mergers/post-merger integration.
Development &
Implementation

Physician              Acute Care Hospitals             Development of Physician Hospital Organization's,
Integration Studies    Networks                         practice acquisition, and related economic
                                                        vehicles designed to align economic incentives
                                                        between physicians and hospital/networks.

Leadership Retreats    Acute Care Hospitals             Annual leadership meeting of governance, medical
                       Networks                         staffs, and management which address critical
                                                        governance, management, and medical issues.

Clinical Service       Acute Care Hospitals             Development of discrete, branded service lines.
Line Development       Networks

CUSTOMER TRAINING AND SUPPORT

     The Company provides standard and custom training programs to customers on the use of APACHE's products. In addition to direct user training, APACHE trains customer representatives to train their own personnel. Following initial standard training, the Company provides customer software support, a toll-free customer service hotline and periodic standard product upgrades. Customers pay an annual software support service fee approximately equal to 18% of the software license portion of the product price for ongoing software support services.

CUSTOMERS

     APACHE currently markets its products and services to three types of customers: healthcare providers, healthcare suppliers, and government. The Company's healthcare customers include hospital-based integrated delivery systems, academic and teaching hospitals and individual not-for-profit hospitals within integrated systems. In addition, APACHE's provider customers include Vencor, Inc., a multi-facility provider of long-term healthcare and medical coalitions. The Company's healthcare supplier customers are pharmaceutical manufacturers, biotechnology firms, and medical device companies. The Company also offers health outcomes research and database services to federal and state government agencies such as The Centers for Disease Control ("CDC"). In 1998, Vencor was the Company's largest customer, accounting for 10% of revenues.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The Company believes that the timely development of new products and the enhancement of existing product lines are important to continue to build on its competitive position. APACHE releases enhancements, standard upgrades, revisions and new products on an ongoing basis.

     The Company's development strategy includes products and services that: (i) leverage APACHE's databases; (ii) increase the functionality of current products; and (iii) expand coverage along the continuum of care to additional disease or procedure groups. The Company's major products are based on internally developed software and analytical studies. Late in 1998, the Company began selling turnkey systems including computer hardware sourced from the manufacturers. The software products are generally built on a client/server architecture that includes UNIX or Windows NT-based servers, Windows 95/NT-based PCs, graphical user interfaces and other software developed by third-party vendors. The server hosts a comprehensive data repository using relational database management system ("RDBMS") and multidimensional database ("MDDB") technologies. The server can interface with hospital systems, such as the laboratory, admission and bedside charting systems, and uses an open standard Hublink interface engine to support the current versions of the industry standard Health Level 7 information exchange protocols.

     In 1998, the Company commissioned an independent third party to undertake a feasibility study concerning development by the Company of an architecture pursuant to which the Company could provide its clients with Internet-based access to certain of the Company's products. The Company has decided to proceed with the first phase of pilot system projects. The Company is still in the initial phases of development and is not in a position to assess the timing of release of such applications, if at all, or their costs or impact, if any, on the Company's operations.

SALES AND MARKETING

     The Company currently markets and sells its products and services through a direct sales force. APACHE believes that the most effective use of its direct sales force is in marketing the CCS and Best Care program to hospital systems and individual hospitals with 200 or more licensed beds.

     During 1998, the Company continued its marketing agreement with an affiliate of Premier, Inc., which provides buying services to a group of approximately 1,700 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999.

     In the second half of 1998, the Company launched the APACHE partnership program. This is a risk sharing system partnership, including consulting services, which allows the client access to the APACHE Critical Care system benefits without the need for outright purchase of the system. The Company believes that this risk sharing approach has been initially well received by prospective partnership clients.

     APACHE's consulting services are marketed both as part of the Best Care program and separately by the Company's consultants. The Company's Health Outcomes Research and strategic consulting services are marketed by the developers of those programs and other Company professionals directly to suppliers and providers as well as through IMS America.

PROPRIETARY RIGHTS

     The Company continues to make significant investments in the development and maintenance of its risk-adjustment methodologies and its proprietary clinical and financial databases and software. The clinical databases maintained by the Company include a highly detailed level of clinical information that the Company believes provides a key advantage over competing decision support systems when combined with APACHE's value-added clinical software. APACHE has multi-disciplinary clinical and database management personnel that audit, edit and standardize data from customers and other sources to maintain statistically relevant databases. The Company believes that the sophistication of its risk-adjustment methodologies, the size and richness of its corresponding proprietary databases and the usefulness of its software provide better outcomes measurements and utilization control than competitive systems.

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

     The Company also seeks to protect the source code of its software and its databases as trade secrets and under copyright law. The Company has copyright registrations for certain of its software, user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data are protectable, the actual data are not, and others are free to create databases that perform the same function. The Company believes, however, that the creation of competing databases would be very time consuming and costly.

     "APACHE" is registered as a trademark and/or service mark in connection with certain of the Company's current products and services in the United States, Australia, the Benelux countries, Brazil, Canada, France, Germany, Italy, Sweden and the United Kingdom. The Company believes that it has developed substantial goodwill in connection with its mark as an indicator of quality products and services.

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

     The Company's competitors include other companies that collect and distribute healthcare data, such as MECON, Inc., HCIA Inc., Transition Systems, Inc. and Iameter. Other companies that provide healthcare information systems include Cerner Corporation, McKessonHBOC, Shared Medical Systems Corporation, IDX Systems Corporation, VitalCom Inc. and Medical Information Technology, Inc. A number of these companies both compete for the health system's information investment dollars and represent potentially attractive distribution channels for the Company. The Company's products and services differ from the products and services offered by competitors by the clinically data-based, acquity adjusted focus on both high-risk, high-cost patients for both concurrent and predictive outcomes information. Many of the Company's competitors and potential competitors have greater financial, product development, technical and marketing resources than the Company, and currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. The Company also faces potential competition from existing and new industry associations, such as the Project Impact initiative, sponsored by the Society for Critical Care Medicine, who may collect data from their member physicians in order to build registry services and comparative reports. As the market for decision support systems develops, additional competitors may enter the market and competition may intensify. While the Company believes that it successfully has differentiated itself from competitors, there can be no assurance that future competition would not have a material adverse effect on the Company.

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

     Nevertheless, there can be no assurance that the FDA will not make such a request or take other action to require the Company to comply with any or all current or future controls applicable to medical devices. There can be no assurance that, if such a request were made or other action were taken, the Company could comply in a timely manner, if at all, or that any failure to comply would not have a material adverse effect on the Company's business, financial condition, results of operations or on the price of the Common Stock, or that the Company would not be subjected to significant penalties or other sanctions. There can be no assurance that the FDA will continue any or all of the exemptions provided in the 1989 Policy Statement, or in a revised policy statement, if any, or that the FDA will promulgate regulations formally implementing such exemptions. There can be no assurance that the FDA will not now or in the future make determinations that the Company's current or future products are medical devices subject to FDA regulations and are ineligible for the exemptions from those regulations. If the FDA made such determinations, the Company would not be able to market its products without obtaining FDA clearance of premarket notifications, or FDA approval of premarket approval applications submitted by the Company. The regulatory process can be lengthy, expensive, and uncertain; securing FDA clearances or approvals may require the submission of extensive non-clinical and clinical safety and effectiveness data together with other supporting information to the FDA; and there could be no assurance as to when if ever the FDA clearances or approvals would be obtained. There can be no assurance that the Company's current or future products will qualify for future exemptions, if any, nor can there be any assurance that any future requirements will not have a material adverse effect on the Company's business, financial condition and results of operations.

DIVESTITURES IN 1998

During 1998, the Company divested its CardioMac assets to Intelligent Business Solutions, Inc. The sale had no material impact on the financial statements of the Company. The Company had acquired the assets of CardioMac, a point-of-care data collections and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute, in January 1997. At the time of the acquisition, the Company recorded a non-recurring charge of $1.1 million resulting from the write-off of acquired in-process research and development costs.

EMPLOYEES

     As of December 31, 1998, the Company employed a total of 82 full-time employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are satisfactory.

ITEM 2.   PROPERTIES

The Company occupies approximately 21,000 square feet of space at its headquarters in McLean, Virginia, under a lease expiring November 1999. The Company is in the process of evaluating office space alternatives and plans to execute a lease during the second quarter of 1999.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently subject to, and none of its properties is subject to, any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters which required a vote of security holders during the three months ended December 31, 1998.

          EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons are the executive officers of the Company who have been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:

                   NAMES              AGE                 POSITION
          -------------------------   ---    ---------------------------------------
          Peter Gladkin............    51    President and Chief Executive Officer
          Scott A. Mason...........    47    Secretary and Executive Vice President
          Karen C. Miller..........    39    Vice President, Finance and CFO
          Regina M. Campbell.......    48    Vice President and General Counsel
          Donald W. Seymour........    48    Vice President of Consulting
          James L. Elder, Jr.......    37    Vice President of Sales
          Violet L. Shaffer........    50    Vice President of Marketing

     Peter Gladkin has served as President and Chief Executive Officer since July 1998. Prior to joining the Company, Mr. Gladkin was President and Chief Operating Officer of Health Data Sciences Corporation ("HDS") from 1994 to 1997. Mr. Gladkin was with Hewlett Packard Company ("HP") from 1971 to 1994 during which time he was responsible for various sales, marketing, and business entities throughout the U.S., Europe and worldwide. From 1987 to 1994, while at HP, he was General Manager of the Healthcare Information Systems, a strategic business unit of HP's Medical Products Group.

     Scott A. Mason has served as Secretary and Executive Vice President of the Company since June 1997. Dr. Mason served as Managing Partner and Founder of National Health Advisors from 1981 through June 1997 when NHA was acquired by the Company.

     Karen C. Miller has served as Vice President of Finance and Chief Financial Officer of the Company since October 1998. From 1997 to 1998, Ms. Miller served as Controller of the Per-Se Technologies Division of Medaphis Corporation. Prior to assuming this role, Ms. Miller was Chief Financial Officer, Vice President of Finance and Controller of HDS, which she co-founded in 1983 and which was acquired by Medaphis in 1996.

     Regina M. Campbell has served as Vice President and General Counsel of the Company since September 1998. Prior to joining the Company, Ms. Campbell was Corporate Counsel for Medaphis Corporation from 1997 to 1998. She was director of corporate contracting at HDS from 1995 to 1997. Ms. Campbell attended law school from 1991 to 1995.

     Donald W. Seymour has served as Vice President, Consulting of the Company since the acquisition of NHA by the Company in June 1997. Prior to joining the Company, Mr. Seymour served as a Partner with NHA from January 1995 through June 1997 and from 1985 to 1995 was a consultant for numerous national healthcare consulting companies.

     James L. Elder, Jr. has served as Vice President of Sales of the Company since June 1997. Prior to joining the Company, Mr. Elder served as National Director, Sales and Marketing for ActaMed Corporation from March 1995 through June 1997. Prior to joining ActaMed, Mr. Elder held several sales and consulting management positions with IBM's Health Industries Group from September 1983 through March 1995.

     Violet L. Shaffer has served as Vice President of Marketing for the Company since September 1997. Prior to joining the Company, from January 1997 through September 1997, Ms. Shaffer served as President and Chief Executive Officer of Competitive Advantage Services, Inc. Ms. Shaffer served as Vice President of Business Development for Nichols Research Corporation and of HealthGate Data Corporation, an entity partially owned by Nichols, from September 1995 through December 1996. Ms. Shaffer served as Corporate Vice President of The MEDSTAT Group from November 1993 through August 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "AMSI." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock as reported by the Nasdaq National Market.

                                                               HIGH     LOW
                                                              ------   -----
                Year Ended December 31, 1998
                     First Quarter......................... $ 4.38     $0.94
                     Second Quarter........................   3.50      1.86
                     Third Quarter.........................   2.75      0.88
                     Fourth Quarter........................   2.13      0.38
                Year Ended December 31, 1997
                     First Quarter......................... $10.25     $5.00
                     Second Quarter........................   6.69      4.50
                     Third Quarter.........................   8.25      3.13
                     Fourth Quarter........................   4.50      1.00

     As of March 5, 1999, the Company had approximately 1,332 holders of record of its Common Stock.

     The Company has never paid or declared any cash dividends and does not anticipate paying cash dividends on its Common Stock in the forseeable future. The Company currently intends to retain its future earnings, if any, to fund the development and finance the growth of its business. The amount and timing of any future dividends will depend on improvements in Company operations as well as general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and such other factors as the Company's Board of Directors may deem relevant.

ITEM 6.   SELECTED FINANCIAL DATA


                                      SELECTED CONSOLIDATED FINANCIAL DATA


                                                                        YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                       1998        1997         1996          1995          1994
                                                    ----------  ----------   ----------    ----------    ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenue:
     Systems..................................    $    2,384    $     935    $   4,459     $   2,865    $   2,463
     Support..................................         2,117        1,961        1,486         1,352          836
     Professional services....................         5,705        5,732        5,649         5,548        5,056
                                                  ----------   ----------   ----------    ----------   ----------
          Total revenue.......................        10,206        8,628       11,594         9,765        8,355
Expenses:
     Cost of operations.......................         4,378        5,404        4,159         3,638        4,690
     Research and development.................         1,317        2,704        1,723         1,919        1,813
     Selling, general and administrative......         8,145       14,028        9,704         7,518        8,069
     Restructuring Charge.....................            --        1,623           --            --           --
     Write-off of acquired in-process research
       and development costs..................            --        1,612          853            --           --
     Write-off of product development and
       related costs..........................            --           --        1,100            --           --
                                                  ----------   ----------   ----------    ----------   ----------
          Total expenses......................        13,840       25,371       17,539        13,075       14,572
                                                  ----------   ----------   ----------    ----------   ----------
Loss from operations..........................       ( 3,634)     (16,743)      (5,945)       (3,310)      (6,217)
Other income (expense):
     Interest income..........................           477          859          717            81          110

     Interest expense.........................          ( 38)         (44)        (370)         (486)         (73)

     Other, net...............................             2           10            1             9            27
                                                  ----------   ----------   ----------    ----------    ----------
          Total other income (expense)........           441          825          348          (396)           64
Net loss......................................    $   (3,193)  $  (15,918)   $  (5,597)    $  (3,706)    $  (6,153)
                                                  ==========   ==========    ==========   ==========    ==========
Basic and diluted net loss per share..........    $    (0.44)  $    (2.20)   $   (0.87)    $   (0.72)    $   (6.36)
                                                  ==========   ==========    ==========   ==========    ==========
Weighted average number of shares used for
  calculation of net loss per share...........         7,301        7,251        6,074         4,905         1,072
                                                  ==========   ==========    ==========   ==========    ==========


                                                                            DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                     1998        1997         1996          1995          1994
                                                  ----------  ----------   ----------    ----------    ----------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and short-term investments....             $ 6,532   $  11,317    $  21,987    $    4,370    $      592
     Working capital (deficiency).......               2,119       5,134       20,332         1,958        (1,551)
     Total assets.......................              12,142      14,936       29,137         9,113         5,567
     Long-term obligations, less current
       maturities.......................                 206          79          231         1,079           566
     Redeemable convertible preferred
       stock............................                  --          --           --        20,732        14,515
     Total stockholders' equity (deficit)              3,740       6,866       22,405       (17,794)      (13,982)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Continuing with the change in business strategy developed during the third quarter of 1997, the Company implemented several initiatives in 1998 to manage and contain costs, conserve cash and improve the Company's focus on the high-risk, high-cost patient market particularly in critical care medicine.

     During 1998, the Company completed its restructuring of management by recruiting a Chief Executive Officer and President who joined the Company on July 1, 1998. In September 1998, the position of Vice President and General Counsel was filled. In October 1998, the position of Vice President, Finance and Chief Financial Officer was filled.

     The Company intensified its focus on identified core competencies during 1998, one example of which was the decision to incorporate an industry standard interface engine in the CCS product and to cancel internal development of a proprietary interface engine.

     The Company, as a Value Added Reseller, began selling and taking orders for computer hardware related to the CCS in the second half of 1998. This expansion into turnkey systems provided the Company with new sources of revenue from hardware sales and, accordingly, new sources of contribution margin. The sales of this computer hardware had a material affect on order rates in the fourth quarter of 1998.

     During 1998, the Company divested its CardioMac assets and discontinued its operations in the United Kingdom. Neither transaction had a material impact on the financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                          YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1998        1997           1996
                                                                    --------    --------    --------
              Revenue:
                   Systems.......................................       23%         11%         38%
                   Support.......................................       21          23          13
                   Professional services.........................       56          66          49
                                                                    ------      ------      ------
                        Total revenue............................      100         100         100
              Expenses:
                   Cost of operations............................       43          63          36
                   Research and development......................       13          31          15
                   Selling, general and administrative...........       80         162          84
                   Restructuring Charge..........................       --          19          --
                   Write-off of acquired in-process research and
                     development costs...........................       --          19           7
                   Write-off of product development and related
                     costs.......................................       --          --           9
                                                                    ------      ------      ------
                        Total expenses...........................      136         294         151
                                                                    ------      ------      ------
              Loss from operations...............................      (36)       (194)        (51)
              Other income (expense):
                   Interest income...............................        5          10           6
                   Interest expense..............................       --          --          (3)
                   Other, net....................................       --          --          --
                                                                    ------      ------      ------
                        Total other income (expense).............        5          10           3
              Net loss...........................................      (31)%      (184)%       (48)%
                                                                    ------      ------      ------

1998 Compared to 1997

     Revenue. Revenue for 1998 increased 18% to $10.2 million from $8.6 million in the prior year period. Systems revenue for 1998 increased 155% to $2.4 million from $935,000 in the prior year period. Increased Systems revenue was primarily related to the delivery of the CCS in early 1998. Support revenue for 1998 increased 8% to $2.1 million from $2.0 million in the prior year period, due to contractual price increases and an increase in the number of clients utilizing the Company's systems. Professional services revenue for 1998 remained constant at $5.7 million.

     Cost of Operations. Cost of operations for 1998 decreased 19% to $4.4 million from $5.4 million in the prior year period. This decrease was due to process improvements relating to systems implementations, support, and software engineering and resulting decreases in staffing requirements, third party licenses fees for systems and related products, services that the Company has discontinued or postponed, the development of certain other products, and the decision to focus primarily on products for critical care patients, which resulted in the Company's restructuring charge of $1.6 million during the third quarter of 1997. Cost of operations for 1998 decreased to 43% of revenue from 63% in the prior year period, due to the reasons mentioned here and the increase in revenue. Cost of operations consists primarily of personnel costs, costs of media, production manuals, telephone support, third party equipment, licenses sold, and other direct costs related to providing systems, support and professional services.

     Research and Development. Research and development expenses for 1998 decreased 51% to $1.3 million from $2.7 million in the prior year period, due primarily to a decrease in staffing requirements related to the development of new products and services that the

Company has discontinued or postponed as a result of the Company's restructuring during third quarter of 1997. During 1998, $556,000 of product development costs were capitalized, compared to $308,000 in the prior year period. Research and development expenses for 1998 decreased to 13% of revenue from 31% in the prior year period, due to decreased staffing as well as increases in revenue from 1997 to 1998.

     Selling, General and Administrative. Selling, general and administrative expenses for 1998 decreased 42% to $8.1 million from $14 million in the prior year period. This decrease was due primarily to a decrease in overhead costs associated with the Company's restructuring during the third quarter of 1997, the elimination of a number of outside consulting relationships and the implementation of enhanced expense controls. Selling, general and administrative expenses for 1998 decreased to 80% of revenue from 162% for the prior year period, due primarily to the same factors as noted above.

     Other Income (Expense). Other income decreased from $825,000 in 1997 to $441,000 for 1998. This decrease was attributable to a decrease in interest income related to the decrease in the amount of short-term investments.

     Taxes. The Company has not incurred income taxes as a result of generating net operating losses for tax purposes.


1997 Compared to 1996

     Revenue. Revenue for 1997 decreased 26% to $8.6 million from $11.6 million in the prior year period. Systems revenue for 1997 decreased 79% to $935,000 from $4.5 million in the prior year period. During 1997, the Company was developing its next generation of CCS products and while it had entered into several sales contracts with clients, these products were not yet complete and, accordingly, systems and related product revenues were down in 1997. Support revenue for 1997 increased 33% to $2.0 million from $1.5 million in the prior year period, due to an increase in the number of clients utilizing the Company's systems. Professional services revenue for 1997 remained almost constant at $5.7 million compared with $5.6 million in 1996.

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

QUARTERLY RESULTS

     The following tables set forth certain unaudited quarterly financial data, for fiscal 1998 and 1997. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                                                           (unaudited)
                                                 FISCAL YEAR 1998                                FISCAL YEAR 1997
                                  --------------------------------------------    ----------------------------------------------
                                     Q1          Q2          Q3          Q4          Q1           Q2           Q3          Q4
                                  --------    --------    --------    --------    --------     --------     --------    --------
                                                                          (IN THOUSANDS)
Revenue........................      3,472       2,278        2,153       2,303      3,066         2,452        1,671       1,439
Expenses:
    Cost of operations.........        909         976        1,081       1,413      1,534         1,441        1,296       1,133
    Research and
      development..............        428         223          384         283        671           700          727         606
    Selling, general and
      administrative...........      2,285       2,020        2,308       1,530      3,151         4,507        3,275       3,095
    Restructuring Charge.......         --          --                       --         --            --        1,623          --
    Write-off of acquired
      in-process research and
      development costs........         --          --           --          --      1,112           500           --          --
    Write-off of product
      development and related
      costs....................         --          --           --          --         --            --           --          --
                                  --------    --------    ---------   ---------   --------     ---------    ---------   ---------
         Total expenses........      3,622       3,219        3,773       3,226      6,468         7,148        6,921       4,834
                                  --------    --------    ---------   ---------   --------     ---------    ---------   ---------
Loss from operations...........       (150)       (941)      (1,620)       (923)    (3,402)       (4,696)      (5,250)     (3,395)
         Total other income
           (expense)...........        145         124          101          72        230           230          212         153
                                  --------    --------    ---------   ---------   --------     ---------    ---------   ---------
Net loss.......................   $     (5)   $   (817)   $  (1,519)  $    (851)  $ (3,172)    $  (4,466)   $  (5,038)  $  (3,242)
                                  ========    ========    =========   =========   ========     =========    =========   =========

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through its initial public offering of the Company's Common Stock in July 1996. At December 31, 1998, the Company had cash and cash equivalents and short-term investments of $6,532,000 representing a decrease of $4,785,000 from the total of $11,317,000 at December 31, 1997.

     During 1998, the Company used approximately $4.3 million in operating activities. Net cash used in 1998 was composed primarily of net loss offset by depreciation and amortization, increases in accounts receivable, decreases in accrued expenses and increases in deferred revenues.

     The Company's investing activities provided cash of $3.8 million in 1998. The primary source of cash from investing activities was from the redemption of short-term investments.

     Net cash provided by financing activities during 1998 was $263,000 related primarily to the issuance of notes payable.

     During 1998 the Company made capital expenditures totaling $235,000. As of December 31, 1998, the Company had net working capital of $2.1 million including cash and short-term investments in the amount of $6.5 million.

     The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months. Through December 31, 1998, the Company has incurred cumulative net operating losses of approximately $42.1 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

YEAR 2000 READINESS

     The Year 2000 computer problem originated from programmers writing software code that used two digits instead of four to represent the year. After December 31, 1999, computers and software may incorrectly assume that the year is "1900" rather than "2000." This could lead to system failures and disruptions to activities and operations. In addition, the Year 2000 is a leap year, which may further exacerbate incorrect calculations, functions or system failures. At this time it is difficult to predict the effects such disruptions could have and the liabilities that any company may face as a result of these failures. Moreover, companies must not only consider their own products and computer systems, but also the Year 2000 readiness of any third parties, including principal vendors, and customers. The Company has identified the following five phases to describe its process of achieving Year 2000 readiness: awareness, assessment, renovation, validation and implementation.

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

The majority of the Company's efforts regarding Year 2000 readiness focused on the Company's products, including software applications, operating systems, relational database management systems, tools and utilities sold to clients. The assessments indicated that the version of the Company's Medical Cost Management Program ("MCMP") product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, its operating system, database releases and relational database management systems, that was sold to customers prior to 1998, was not Year 2000 ready. The Company accordingly, has focused its attention on its next generation CCS product. The Company believes the application, operating systems and relational database management system release, tools and utilities are Year 2000 ready. The CCS product also includes new features and enhancements. The CCS product operates on a PC based client/UNIX server platform, supporting Windows 95/NT. The Company is now performing renovation and validation activities on modules of the CCS product as they are being developed and has begun to implement completed modules into the CCS product. An independent consultant has reviewed and validated that the CCS product is Year 2000 compliant.

The assessment is complete for two other software applications that the Company sold to clients. The Company is presently renovating and validating its Acute Care Voyager+ product and HIV Manager product. The renovation and validation of these products is scheduled to be completed in April 1999 and implementation began in the first quarter of 1999.

Other software applications products sold by the Company are presently in the assessment phase. The assessments of these products were completed in December 1998. An action plan is being created for the renovation, validation, and implementation of changes to deliver Year 2000 ready products by late 1999.

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

Costs to Address Year 2000 Issues

The calculation of costs incurred to address Year 2000 issues has been limited to costs to bring the Company's products, and its own IT and non-IT systems to Year 2000 readiness or to accelerate replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The Company estimates it has incurred approximately $850,000 to date for Year 2000 assessment, renovation, validation, and implementation and accelerated development costs, and that total costs through implementation will be approximately $1.1 million.

Risks of the Company's Year 2000 Issues

As the existing MCMP product operating system and relational database management system releases could not be confirmed Year 2000 ready, the Company has decided not to support the MCMP product beyond October 1999. The Company has offered existing clients the ability to migrate to the new CCS product during the next year on favorable terms. A majority of the clients using the old UNIX version of the MCMP product have previously indicated an intent to migrate to the new CCS product. A few have indicated that they intend to discontinue use of the existing product completely, and, like many participants in the healthcare industry, several are still assessing their systems and migration options. The Company's ability to perform migrations by October 1999 is dependent upon the Company's timely receipt of migration contracts and the technical cooperation of its customers. The favorable terms and migration services offered to existing customers to encourage migration to the new CCS product are not expected to have a material impact on the Company's future operating results or financial position. Because the Company is not yet aware of the plans of customers who have not yet accepted the Company's terms for migration to the new CCS product, the Company is not yet able to fully evaluate the impact of Year 2000 issues associated with the UNIX version of the MCMP product. If a majority of existing customers do not in fact migrate to the new CCS product, this would have a material adverse effect on the financial position, results of operations, and liquidity of the Company. Due to the uncertain nature of Year 2000 issues and their impact on the industry, the outcome cannot be predicted at this time. The Company believes that this uncertainty should be resolved and clarified by the fourth quarter of 1999.

Company's Contingency Plans

At the current time, the Company anticipates that its essential products and IT and non-IT systems will be validated as Year 2000 ready in all material respects. This belief is based on the progress to date and the assessed degree of difficulty associated with the remaining phases to achieve Year 2000 readiness, the representations made by vendors and, where possible, testing. There can be no assurance, however, of complete Year 2000 readiness. Contingency plans are under development and the Company anticipates that acceptable alternatives will be available in the event that a contingency arises. These contingency plans generally anticipate use of alternative vendors for hardware and operating systems. Nonetheless, it is not possible for the Company to fully assess the likelihood or magnitude of consequences of Year 2000 issues, should representations made by vendors prove to be in error.

Year 2000 Information and Readiness Disclosure Act

This section captioned "Year 2000 Readiness," as well as other statements herein or otherwise relating to the Year 2000 issues, are "Year 2000 Readiness Disclosures" pursuant to the "Year 2000 Information and Readiness Disclosure Act."



NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. The Company has implemented SFAS No. 128 for 1997. SFAS No. 128 required dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has implemented SFAS 128 and it did not have a material impact on the financial statements of the Company.

     The American Institute of Certified Public Accountants has issued Statement of Position 97-2 "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 31, 1997. The Company has adopted SOP 97-2 and it did not have a material impact on the financial statements of the Company. In March 1998, AcSEC issued SOP 98-4, which defers for one year the implementation of certain provision of SOP 97-2. The issuance of SOP 98-4 had no effect on the Company. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 and amends the method of revenue recognition in some circumstances. The Company does not anticipate the adoption of this SOP will have a significant effect on its results of operations or financial position.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     Important factors that could cause actual results to differ materially include but are not limited to the Company's: having sufficient sales and timely collections to meet cash requirements and achieve profitability; ability to correctly estimate and manage its Year 2000 costs and liabilities; ability to attract and retain key employees ; success of concentrating its product offerings on high-risk, high-cost patients; ability to timely develop new products and enhance existing products; ability to compete in the competitive and rapidly evolving healthcare information technology industry; success of its marketing and consulting efforts and ability to effectively utilize its direct sales force; ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms; and ability to comply with and adopt products and services to potential regulatory changes and ability to adapt to ecomonic, political and regulatory conditions affecting the healthcare industry.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding the Company's investment securities as it relates to market risk is not included as the possible effect of such risk is considered to be immaterial.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES

                                                                                                                       PAGE
                                                                                                                       ----
Report of Independent Public Accountants, Ernst & Young LLP...........................................................  23
Report of Independent Public Accountants, Arthur Andersen LLP.........................................................  24
Report of Independent Public Accountants, KPMG LLP....................................................................  25
Report of Independent Public Accountants, Arthur Andersen LLP.........................................................  26
Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996............................  27
Consolidated Balance Sheets for the Years Ended December 31, 1998 and 1997............................................  28
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Years Ended
  December 31, 1998, 1997 and 1996....................................................................................  29
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996............................  30
Notes to Consolidated Financial Statements............................................................................  31
Financial Statement Schedule:
  Report of Independent Public Accountants, Arthur Andersen LLP, on Financial Statement Schedule......................  44
  Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996................  45

     All other financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

REPORT OF INDEPENDENT AUDITORS

Board of Directors
APACHE Medical Systems, Inc.

     We have audited the accompanying consolidated balance sheet of APACHE Medical Systems, Inc. as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) as of December 31, 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APACHE Medical Systems, Inc., at December 31, 1998, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                /s/ ERNST & YOUNG LLP

Vienna, Virginia
February 19, 1999

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

                                                             ARTHUR ANDERSEN LLP

Washington, D.C.
March 27, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
APACHE Medical Systems, Inc.:

     We have audited the consolidated statements of operations, changes in stockholders' equity, and cash flows of APACHE Medical Systems, Inc. and subsidiary for the year ended December 31, 1996, not presented herein, before the restatement described in Note 2 to the 1998 consolidated financial statements of APACHE Medical Systems, Inc. In connection with our audit of the financial statements, we also have audited the financial statement Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 1996, not presented herein (before restatement). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above (not presented herein) present fairly, in all material respects, the results of operations and the cash flow of APACHE Medical Systems, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above (not presented herein), when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP

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

                                                             ARTHUR ANDERSEN LLP

Washington, D.C.
February 19, 1998

                          APACHE MEDICAL SYSTEMS, INC.

                      Consolidated Statements of Operations

                                                                        YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                    1998            1997          1996
                                                                 ----------      ----------    ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
     Systems................................................   $    2,384      $      935       $   4,459
     Support................................................        2,117           1,961           1,486
     Professional services..................................        5,705           5,732           5,649
                                                                 ----------      ----------    ----------
          Total revenue.....................................       10,206           8,628          11,594
Expenses:
     Cost of operations.....................................        4,378           5,404           4,159
     Research and development...............................        1,317           2,704           1,723
     Selling, general and administrative....................        8,145          14,028           9,704
     Restructuring charge...................................           --           1,623              --
     Write-off of acquired in-process research and
       development costs....................................           --           1,612             853
     Write-off of product development and related costs.....           --              --           1,100
                                                                 ----------      ----------    ----------
          Total expenses....................................       13,840          25,371          17,539
Loss from operations........................................       (3,634)        (16,743)         (5,945)
Other income (expense):
     Interest income........................................          477             859             717
     Interest expense.......................................          (38)            (44)           (370)
     Other, net.............................................            2              10               1
                                                                 ----------      ----------    ----------
          Total other income (expense)......................          441             825             348
                                                                 ----------      ----------    ----------
Net loss....................................................    $  (3,193)      $ (15,918)       $ (5,597)
                                                                 ==========      ==========    ==========

Basic and diluted net loss per share........................    $   (0.44)      $   (2.20)       $  (0.87)
                                                                 ==========      ==========    ==========
Weighted average number of shares used for calculation of
  net loss per share........................................        7,301           7,251           6,074
                                                                 ==========      ==========    ==========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                           Consolidated Balance Sheets

                                                                                                  DECEMBER 31,
                                                                                            -----------------------
                                                                                              1998          1997
                                                                                            --------      ---------
                                                                                                 (IN THOUSANDS,
                                                                                               EXCEPT SHARE DATA)
                                          ASSETS

CURRENT ASSETS:
Cash and cash equivalents...............................................................    $  5,532      $   5,634
Short-term investments..................................................................       1,000          5,683
Accounts receivable, net of allowance for doubtful accounts of $514
  in 1998 and $485 in 1997..............................................................       2,972          1,235
Prepaid expenses and other..............................................................         749            456
                                                                                            --------      ---------
     TOTAL CURRENT ASSETS...............................................................      10,253         13,008
Furniture and equipment.................................................................       3,589          3,355
Less accumulated depreciation and amortization..........................................      (2,704)        (2,095)
                                                                                            --------      ---------
                                                                                                 885          1,260
Other trade receivables, net of current maturities......................................           4             57
Capitalized software development costs, net.............................................         506             --
Intangible assets, net..................................................................         494            611
                                                                                            --------      ---------
     TOTAL ASSETS.......................................................................    $ 12,142      $  14,936
                                                                                            ========      =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable........................................................................    $  1,129      $     553
Accrued expenses........................................................................       3,667          5,580
                                                                                            --------      ---------
Current maturities of long term obligations.............................................         180            111
Deferred revenue........................................................................       3,158          1,630
                                                                                            --------      ---------
     TOTAL CURRENT LIABILITIES..........................................................       8,134          7,874
Deferred rent benefit...................................................................          62            117
Maturities of long term obligations, net of current maturities..........................         206             79
                                                                                            --------      ---------
     TOTAL LIABILITIES..................................................................       8,402          8,070
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, authorized shares, 30,000,000
  at December 31, 1998 and December 31, 1997: issued and
  outstanding shares, 7,330,473 at December 31, 1998 and
  7,267,756 at December
  31, 1997..............................................................................          73             73
Additional capital......................................................................      45,770         45,703
Accumulated deficit.....................................................................     (42,103)       (38,910)
                                                                                            --------      ---------
     TOTAL STOCKHOLDERS' EQUITY.........................................................       3,740          6,866
                                                                                            --------      ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................    $ 12,142      $  14,936
                                                                                            ========      =========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                  Years ended December 31, 1998, 1997 and 1996

                                                                                    CUMULATIVE
                                                                                   DIVIDENDS AND
                                                                                     ACCRETED
                                                                                       ISSUE
                                                                                     COSTS ON
                                                 COMMON STOCK                       CUMULATIVE
                                             -------------------                    REDEEMABLE
                                                                      ADDITIONAL     PREFERRED   ACCUMULATED
                                            SHARES            AMOUNT     CAPITAL       STOCK       DEFICIT       TOTAL
                                            ------            ------    --------   ------------  -----------   ---------
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
 BALANCE AT DECEMBER 31, 1995  . . . . . .     1,443,027      $    14    $ 1,366       $(1,779)    $(17,395)   $(17,794)
 Issuance of common stock  . . . . . . . .           788           --          7            --           --           7
 Issuance of common stock through initial
   public offering . . . . . . . . . . . .     2,300,000           23     27,577            --           --      27,600
 Accretion of cumulative dividends and
   issue costs on redeemable preferred
   stock . . . . . . . . . . . . . . . . .            --           --         --          (679)          --        (679)
 Conversion of convertible preferred
   stock . . . . . . . . . . . . . . . . .     3,294,519           33     20,017            --           --      20,050
 Conversion of convertible debt  . . . . .       122,257            1        999            --           --       1,000
 Conversion of cumulative dividends on
   redeemable preferred stock  . . . . . .        78,331            1        939            --           --         940
 Reclass cumulative dividends on
   redeemable preferred stock to APIC . . .           --           --     (1,850)        1,850           --          --
 Reclass accreted issue costs on
   redeemable preferred stock to APIC . . .           --           --       (608)          608           --          --
 Reclass unaccreted issue costs on
   redeemable preferred stock to APIC . . .           --           --       (526)           --           --        (526)
 Issuance costs of initial public
   offering  . . . . . . . . . . . . . . .            --           --     (3,034)           --           --      (3,034)
 Issuance of common stock options  . . . .            --           --        438            --           --         438
 Net loss  . . . . . . . . . . . . . . . .            --           --         --            --       (5,597)     (5,597)
                                            ------------    ---------    -------       -------     --------    --------
 BALANCE AT DECEMBER 31, 1996  . . . . . .     7,238,922           72     45,325            --      (22,992)     22,405
 Issuance of common stock options  . . . .            --           --        291            --           --         291
 Exercise of common stock options  . . . .        10,490           --         30            --           --          30
 Issuance of common stock under Employee
   Stock Purchase Plan . . . . . . . . . .        18,344            1         57            --           --          58
 Net loss  . . . . . . . . . . . . . . . .            --           --         --            --      (15,918)    (15,918)
                                            ------------    ---------    -------       -------     --------    --------
 BALANCE AT DECEMBER 31, 1997  . . . . . .     7,267,756           73     45,703            --      (38,910)      6,866
 Issuance of common stock under Employee
   Stock Purchase Plan . . . . . . . . . .        62,717           --         67            --           --          67
 Net Loss. . . . . . . . . . . . . . . . .            --           --         --            --       (3,193)     (3,193)
                                            ------------    ---------    -------       -------     --------    --------
 BALANCE AT DECEMBER 31, 1998  . . . . . .     7,330,473      $    73     45,770       $    --     $(42,103)   $  3,740
                                            ============    =========    =======       =======     ========    ========





          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                     Consolidated Statements of Cash Flows

                                                                                    YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                            1998                1997           1996
                                                                        -----------          ----------      -----------
                                                                                           (IN THOUSANDS)
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $(3,193)       $(15,918)       $(5,597)
      Adjustments to reconcile net loss to net cash used for
        operating activities:
           Depreciation  . . . . . . . . . . . . . . . . . . . . . . .             611             595           569
           Amortization  . . . . . . . . . . . . . . . . . . . . . . .             167             563           304
           Provision for doubtful accounts . . . . . . . . . . . . . .              60             611           100
           Accretion of interest . . . . . . . . . . . . . . . . . . .              --              --           265
           Expense for nonemployee stock options issued . . . . . . . .             --              67            69
           Write-off of product development and related costs . . . . .             --             620         1,100
           Write-off of acquired in-process research and
             development costs . . . . . . . . . . . . . . . . . . . .              --           1,612           853
           Write-off of intangible assets  . . . . . . . . . . . . . .              --             436            --
           Changes in operating assets and liabilities:
                Accounts receivable  . . . . . . . . . . . . . . . . .          (1,796)          1,970        (1,699)
                Other trade receivables  . . . . . . . . . . . . . . .              51             236           (84)
                Other current assets . . . . . . . . . . . . . . . . .            (293)           (103)         (183)
                Accounts payable and accrued expenses . . . . . . . .           (1,337)          2,168           407
                Deferred rent  . . . . . . . . . . . . . . . . . . . .             (55)            (42)          (28)
                Deferred revenue . . . . . . . . . . . . . . . . . . .           1,528             490          (852)
                                                                               -------        --------       -------
                   NET CASH FROM (USED IN) OPERATING ACTIVITIES . . .           (4,257)         (6,695)       (4,776)
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Capitalized software development costs . . . . . . . . . . . . .            (556)           (308)         (279)
      Purchase of furniture and equipment, net of disposals. . . . . .            (235)           (555)         (331)
      Purchase acquisitions  . . . . . . . . . . . . . . . . . . . . .              --          (2,915)           --
      Redemption (Purchase) of short-term investments . . . . . . . .            4,683          (4,624)         (989)
                                                     . . . . . . . . .         -------        --------       -------
           NET CASH FROM (USED IN) INVESTING ACTIVITIES . . . . . . .            3,892          (8,402)       (1,599)
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments on capital lease obligations . . . . . . . .              (16)            (68)         (195)
      Principal payments on borrowings . . . . . . . . . . . . . . . .            (179)           (237)         (503)
      Proceeds from issuance of notes payable  . . . . . . . . . . . .             391              20            75
      Proceeds from issuance of preferred stock, net of issuance costs              --              --           (37)
      Proceeds from issuance of common stock upon exercise of options               --              30             6
      Proceeds from issuance of stock under employee stock purchase plan            67              58            --
      Proceeds from initial public offering of common stock . . . . .               --              --        27,600
      Issuance costs on initial public offering of common stock . . .               --              --        (3,034)
      Payments of cumulative dividends . . . . . . . . . . . . . . . .              --              --          (909)
                                                                               -------        --------       -------
           NET CASH FROM (USED IN) FINANCING ACTIVITIES . . . . . . .              263            (197)       23,003
                                                     . . . . . . . . .         -------        --------       -------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS . . . . . . . .             (102)        (15,294)       16,628
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . .           5,634          20,928         4,300
                                                                               -------        --------       -------
 CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . .         $ 5,532        $  5,634       $20,928
                                                                               =======        ========       =======

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

(1)  NATURE OF THE BUSINESS

  APACHE Medical Systems, Inc. (the "Company"), a Delaware corporation, was incorporated on September 1, 1987. The Company is a leading provider of clinically based decision support information systems and consulting services to the healthcare industry. The Company offers healthcare providers and suppliers a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services.

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

  During 1997, the Company ceased sales of its Medical Cost Management Program software that had been sold to customers prior to 1997 as it was not Year 2000 ready. Development of the next generation of Critical Care Series (for which the Company has taken orders in 1997) was completed in March 1998. The Company has decided not to support the Medical Cost Management Program beyond the year 1999. The Company has offered its existing clients the option to migrate to the next generation Critical Care Series software on favorable terms. A majority of customers have either entered into agreements to migrate or indicated an intent to do so. However, it is uncertain at this time whether all clients will agree to migrate to the Critical Care Series software or whether all migrations can be completed by the Year 2000. In the opinion of management, the development of the Critical Care Series and the migration to the new Critical Care Series by its existing customers will not have a material adverse impact on the Company's financial position or results of future operations.

  Through December 31, 1998, the Company has incurred cumulative net operating losses of approximately $42.1 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. The Company believes that its current operating funds will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities through the first quarter of year 2000. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.



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

Revenue Recognition

  Revenues for sales of systems and products are recognized at delivery.
For systems where services are critical to the functionality of the system, revenue is recognized using contract accounting. Systems support fees are recognized ratably over the period of performance. Professional services revenue is recognized as these services are provided and is generally billed on a time and material basis. Professional services do not involve significant customization, modification or production of the licensed software. Amounts received prior to the performance of service or completion of a milestone are deferred. Revenue recognized for work performed for which billings have not been presented to customers is recorded as unbilled.

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

Cash Equivalents and Short-term Investments

  The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1998, cash equivalents and short-term investments consisted of money market instruments, commercial paper and government agency securities. Cash equivalents are carried at cost which approximates market. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its short-term investments as "available-for-sale". Such investments are recorded at fair value, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of stockholders' equity. At December 31, 1998 and 1997, there were no unrealized gains or losses.

Software Capitalization

  The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalizes certain software development costs subsequent to the establishment of technological feasibility of its products. Technological feasibility is established generally upon completion of a working model of a product. Costs incurred prior to technological feasibility are expensed and are included as research and development costs in the accompanying consolidated financial statements. Amortization of capitalized costs begins when products are available for general release to customers and is computed on a product-by-product basis in the amount which is the greater of (a) the ratio that current revenues bear to the total of the current and future anticipated revenues, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Such costs are reflected in Cost of Operations in the Company's consolidated statement of operations.

  The Company capitalized approximately $556,000, $308,000 and $279,000 in software development costs during 1998, 1997 and 1996, respectively. Amortization of software development costs approximated $51,000, $82,000 and $231,000 in 1998, 1997 and 1996, respectively. During the third quarter of 1997, the Company recorded a non-recurring charge totaling approximately $600,000 relating to the write-off of certain capitalized software products related to discontinued products. No additional costs were capitalized during 1997, as technological feasibility had not been reached on the Company's new Critical Care Series product.

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

Basic and Diluted Net Loss Per Common Share

  Options and warrants outstanding were not included in the computation of diluted net loss per share as their effect would be antidilutive. Diluted net loss per share and basic loss per share are identical for all periods presented. In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98 on computations of earnings per share. SAB No. 98 supersedes SAB No. 83, which previously required that all issuances of Common Stock, options and warrants issued within one year of an initial public offering be included in the calculation of earnings per share as if outstanding for all periods presented. Under SAB No. 98, only issuances of common stock, options and warrants issued for nominal consideration in periods preceding an initial public offering are required to be included in the calculation of earnings per share as if they were outstanding for all periods presented. In the periods preceding the Company's initial public offering the Company had no issuances of Common Stock, options or warrants for nominal consideration. The mandatory conversion of all outstanding shares of preferred stock, including certain accumulated dividends, and the conversion of certain convertible debt, including the reduction of related interest, are included in the computation of net loss per share for all periods presented preceding the Company's initial public offering in July 1996. These shares have been included in the computation for loss periods when such shares would otherwise not be included as the impact would be antidilutive because the preferred stock, accumulated dividends and convertible debt were converted into Common Stock on the closing of the Company's initial public offering. In the computation of net loss per share prior to the initial public offering accretion of preferred stock to the mandatory redemption amount is not included as an increase to net loss.

  Earnings per share for all periods presented complies with SFAS No. 128.

Reclassification

Certain amounts have been reclassified from prior years to conform to the current year presentation.

(3)  RESTRUCTURING CHARGE

  During the third quarter of 1997, the Company recorded a restructuring charge of $1.6 million related primarily to the Company's decision to revise its business strategy for the remainder of 1997 and 1998. The Company has decided to focus on products for high-cost, high-risk patients, APACHE's core strength, and to discontinue or postpone the development of certain products (including certain cardiovascular products), resulting in the reduction of the current workforce. The main components of the charge are as follows: write-off of capitalized product development costs related to discontinued products, write-off of intangible assets related to the CardioMac acquisition in January 1997 and termination costs, including severance pay and related benefits. As of December 31, 1998, substantially all the costs associated with the restructuring charge had been paid.

(4)  ACCOUNTS RECEIVABLE

   Accounts receivable are comprised of the following (in thousands):

                                                DECEMBER 31,
                                             -------------------
                                              1998        1997
                                             ------      -------
         Billed accounts . . . . . . .        $3,059     $1,460
         Unbilled accounts . . . . . .           427        260
                                              ------     ------
                                               3,486      1,720
         Less allowance for doubtful
         accounts  . . . . . . . . . .          (514)      (485)
                                              ------     ------
                                              $2,972     $1,235
                                              ======     ======

  Unbilled accounts represent revenue that has been recognized for work performed for which billings had not been presented to customers, as such accounts were not billable under contract terms at the balance sheet date. It is anticipated that substantially all of these accounts will be billed and collected within one year of the respective balance sheet date. Included in billed accounts receivable at December 31, 1998 is approximately $1 million related to amounts billed in the fourth quarter of 1998 related to migration contracts with a corresponding entry to deferred revenues. Such deferred revenues will be recognized as the Company performs the migration services planned for 1999.

(5)  ACCRUED EXPENSES

   Accrued expenses consist of the following (in thousands):

                                                    DECEMBER 31,
                                               --------------------
                                                 1998        1997
                                               --------     -------
         Accrued salaries, bonuses and
         benefits  . . . . . . . . . .          $  554      $1,493
         Discontinued product reserve              472         600
         Accrued commissions . . . . .              66         349
         Accrued severance costs . . .             294         600
         Accrued pension costs . . . .              82         107
         Other accrued license fees  .             351         402
         QIMC licensing and marketing
         fees  . . . . . . . . . . . .              88         406
         Other accrued expenses  . . .           1,760       1,623
                                                ------      ------
                                                $3,667      $5,580
                                                ======      ======

(6)  NOTES PAYABLE

Notes payable consist of promissory notes to various medical and financial institutions.

Notes payable consist of the following:

                                                                                         DECEMBER 31,
                                                                                       ----------------
                                                                                       1998        1997
                                                                                      -------     ------
                                                                                       (in thousands)
Note payable, 10% interest payable semi-annually, principal payable in annual installments of $34,500 and $14,700 in May 1997 and 1998,
  respectively..................................................................      $   0         $ 15
Note payable, 10% interest payable semi-annually, principal payable in
  annual installments of $34,500 through August 1998............................          0           35
Note payable, prime plus 2% interest (9.75% at December 31, 1998), payable in monthly installments of principal plus interest through
  November 1999.................................................................         19           40
Note payable, 9.25% interest payable in monthly installments of
  principal plus interest through June 1999, paid in full in 1998...............          0           37
Note payable, 7.58% interest payable in monthly installment of
  principal and interest through March 2001.....................................        319            0
                                                                                      -----         ----
                                                                                      $ 338         $127
                                                                                      -----         ----
Less current maturities.........................................................       (161)         (95)
                                                                                      -----         ----
                                                                                      $ 177         $ 32
                                                                                      =====         ====


  Scheduled maturities of notes payable are as follows (in thousands):

                            YEAR
                            ----
                            1999   $   161
                            2000       142
                            2001        35
                                   -------
                                   $   338
                                   =======

7)  INTANGIBLE ASSETS

In December 1996, the Company completed the acquisition of the assets and certain liabilities of Health Research Network ("HRN") for $1.57 million in cash. The acquisition has been accounted for using the purchase method of accounting and resulted in intangible assets totaling $728,000. These assets are being amortized under the straight line method over 5 to 15 years.

The components of intangibles are as follows (in thousands):

                                                    DECEMBER 31,
                                            -------------------------
                                                1998          1997
                                            ----------       -------
         Goodwill                            $    138        $   138
         Assembled Workforce                      102            102
         Database                                 488            488
                                          -----------      ---------
                                                  728            728
         Accumulated Amortization                (234)          (117)
                                          -----------      ---------
                                             $    494        $   611
                                          ===========      =========

Amortization of $117,000 was charged to expense in 1998.

8)  LEASE COMMITMENTS

  Future minimum lease payments at December 31, 1998, under non-cancelable operating and capital leases are as follows (in thousands):

                                                      CAPITAL         OPERATING
                YEAR ENDING DECEMBER 31,              LEASES           LEASES
         --------------------------------------     ---------       ------------
         1999  . . . . . . . . . . . . . . . .            $23               $444
         2000  . . . . . . . . . . . . . . . .             23                  -
         2001  . . . . . . . . . . . . . . . .              8                  -
                                                   ----------      -------------
                   Total . . . . . . . . . . .            $54               $444
                                                                   =============
         Less interest at 12.75% . . . . . . .             (8)
                                                   ----------
         Present value of net minimum lease                46
           payments. . . . . . . . . . . . . .
         Less current maturities . . . . . . .            (18)
                                                   ----------
                                                          $28
                                                   ==========

Operating Leases

  In 1994, the Company entered into a new lease agreement for its current office space. The lease stipulates a rent abatement period of six months. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent payments and rent expense resulted in a deferred rent benefit. The current lease expires in November 1999.

  Total rent expense under all operating leases was approximately $474,000, $497,000 and $523,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Capital Leases

  In 1997, the Company negotiated a new capital lease for certain office equipment. The resulting capital lease will expire in 2001.

  Office equipment and related accumulated amortization under capital leases included in furniture and equipment on the accompanying balance sheet at December 31, 1998 is as follows (in thousands):

         Office equipment  . . .    $    73
         Less accumulated
         amortization  . . . . .        (32)
                                    -------
                                    $    41
                                    =======

(9) INCOME TAXES

  The Company had no provision for income taxes in 1998, 1997 or 1996 as a result of its net losses for both financial statement and income tax purposes.

  The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows (in thousands):

                                                                          1998           1997
                                                                        --------       --------
         Deferred tax liabilities:
              Accrual to cash adjustment . . . . .                      $   (115)     $   (228)
              Capitalized software development costs                        (192)          (28)
                                                                        --------      --------
              Gross deferred tax liabilities . . .                          (307)         (256)
         Deferred tax assets:
              Accrued vacation . . . . . . . . . .                            46            48
              Accrued bonuses  . . . . . . . . . .                            --             2
              Accrued commissions  . . . . . . . .                            25            63
              Allowance for doubtful accounts  . .                           195           191
              Accrued licensing fees . . . . . . .                            33           219
              Deferred rent benefit  . . . . . . .                            24            60
              Excess of tax over book revenue recognized                     481           481
              Accrued independent contractors fee                             19            11
              Tax basis of equipment in excess of book value                  --             7
              Intangible assets  . . . . . . . . .                           931           932
              Other accruals . . . . . . . . . . .                           781           798
              Net operating loss carryforwards . .                        12,077        11,400
                                                                        --------      --------
         Gross deferred tax assets . . . . . . . .                        14,612        14,212
                                                                        --------      --------
         Net deferred tax assets before valuation allowance               14,305        13,956
                                                                        --------      --------
         Less valuation allowance  . . . . . . . .                       (14,305)      (13,956)
                                                                        --------      --------
         Net deferred tax assets . . . . . . . . .                      $      -      $      -
                                                                        ========      ========

  The Company has a net operating loss carryforward for income tax reporting purposes at December 31, 1998 of approximately $31,800,000, which expires beginning in 2003. The Company's ability to use the carryforwards is subject to limitations resulting from changes in ownership, as defined by the Internal Revenue Code. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the company's ability to utilize the net operating loss carry forwards.

(10)  STOCKHOLDERS' EQUITY

Stock Options

  The Company has an Employee Stock Option Plan (the "Plan") that provides up to 2,200,000 options to be issued to employees and Directors (prior to the adoption of the Non-Employee Director Stock Option Plan in April 1996) of the Company. The Plan was amended in February 1997 to increase the number of shares reserved for issuance under the plan from 1,700,000 to 2,200,000. All options are subject to forfeiture until vested, and unexercised options expire on the tenth anniversary of the year granted. Vesting periods are from one to five years. All employee stock options issued by the Company have been granted with exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants.

  In June 1996, the Company entered into a marketing agreement with an affiliate of Premier Inc. ("Premier"), which provides buying services to a group of approximately 1,800 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999. In return, the Company has agreed to provide certain discounts to these hospitals and, granted to the Premier affiliate in June 1996, three options to purchase up to a total of 366,294 shares of Common Stock. Each of the options have a ten-year term. One of the options vested upon grant and permits the Premier affiliate to purchase 65,488 shares of Common Stock at an exercise price of $8.18 per share. The Company valued these options at $369,000, which is being amortized over the life of the Premier contract. The other two options will vest, if at all, based on the volume of products and services sold to Premier hospitals and allow the Premier affiliate to purchase up to 300,806 shares of Common Stock at an exercise price of $13.00 per share. Performance options earned through December 31, 1998 totaled 45,695 shares. Valuation of the related stock options was calculated utilizing the Black-Scholes option pricing model. Expense related to the performance options are recorded when earned. Expense for options earned was $0 and $67,000 in 1998 and 1997 respectively.

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

  On January 2, 1998, the Board of Directors authorized a repricing program which allowed active current employees to reprice all their outstanding options to purchase Common Stock of the Company for a like number of shares at an exercise price of $2.00 per share. Options to purchase approximately 480,044 shares of Common Stock were repriced. The vesting schedule is as follows:
20% would vest immediately for employees with the Company for at least one year; 20% would vest on each anniversary over the next five years; and employees with the Company less than one year, options will vest ratably over five years from the date of grant. The options granted to employees as performance-based options are excluded from this action.

  On January 2, 1998, the Board of Directors authorized a repricing of stock options to a consultant to the Company. Options to purchase approximately 22,029 shares of Common Stock granted were cancelled and newly issued at $2.00 per share and vest immediately as of January 2, 1998. Effective November 18, 1998, the Board of Directors granted an aggregate of 30,000 options to three non-employee consultants to the Company. The exercise price of these options is equal to the fair market value of the Company's Common Stock on November 18, 1998 or $.94. These options have been accounted for in accordance with SFAS 123.

  On November 18, 1998, the Board of Directors authorized a repricing program which allowed active current employees to reprice all their outstanding options to purchase Common Stock of the Company for a like number of shares at an exercise price of $.94 per share. Options to purchase approximately 845,566 shares of Common Stock were repriced. The vesting schedule remained the same.

  The following is a summary of the Company's option transactions for the years ending December 31, 1996, 1997 and 1998:

                                                                       WTD. AVG.
                                                      SHARES           EX. PRICE
                                                 -------------        ------------
         Outstanding, December 31, 1995                  869,046          $ 4.31
              Granted  . . . . . .                       876,382           11.58
              Forfeited  . . . . .                      (112,257)           8.79
              Exercised  . . . . .                          (788)           8.18
                                                       ---------          ------
         Outstanding, December 31, 1996                1,632,383          $ 7.90
              Granted  . . . . . .                       873,434            5.57
              Forfeited  . . . . .                      (685,160)           9.47
              Exercised  . . . . .                       (10,490)           2.86
                                                       ---------          ------
         Outstanding, December 31, 1997                1,810,167          $ 6.21
                                                       ---------          ------
              Granted  . . . . . .                     1,117,844            1.78
              Forfeited  . . . . .                      (503,333)           5.72
              Exercised  . . . . .                             -               -
                                                       ---------          ------
         Outstanding, December 31, 1998                2,424,678            3.11
                                                       =========          ======

  Options outstanding at December 31, 1998 have exercise prices between $0.59 and $13.00, with a weighted average exercise price of $3.11 and a weighted average remaining contractual life of 7.4 years. At December 31, 1998, 1,046,551 options were exercisable with a weighted average exercise price of $4.81.

  At December 31, 1998, options for 305,285 shares were available for grant under the Plan.

Non-Employee Director Stock Option Plan

  In April 1996, the Company adopted its Non-Employee Director Option Plan (the "Director Option Plan"), pursuant to which non-employee directors of the Company will be granted an option to purchase 2,500 shares of Common Stock on January 1, of each calendar year for each year of service. The exercise price of such options shall be at the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Company has reserved 70,000 shares of Common Stock for issuance under the Director Option

Plan. The Director Option Plan may be terminated by the Board of Directors at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. As of December 31, 1998, 40,000 shares were granted under the Director Option Plan.

  At December 31, 1998, options for 30,000 shares were available for grant under the Director Option Plan.

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

  At December 31, 1998, 128,939 shares were available for purchase under the Employee Stock Purchase Plan.

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

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: January 1, 1998 through December 31, 1998 -- expected dividend yield of 0%, risk-free interest rate of 4.5 %, expected volatility factor of
228.70 %, and an expected life of 6 years; January 1, 1997 through December 31, 1997 -- expected dividend yield of 0%, risk-free interest rate of 5.71%, expected volatility factor of 105.35%, and an expected life of 6 years; July 1, 1996 through December 31, 1996 (post public date) -- expected dividend yield of 0%, risk-free interest rate of 6.38%, expected volatility factor of 42.50%, and an expected life of 6 years; January 1, 1995 through June 30, 1996 (pre-public date) -- expected dividend yield of 0%, risk-free interest rate of 6.38%, expected volatility factor of 0%, and an expected life of 6 years.

                                   1998           1997
                                ---------       ---------
         Net loss
              As reported.....   $ (3,193)      $(15,918)
              Pro forma.......     (4,317)       (17,075)
         Net loss per share
              As reported.....   $   (.44)      $  (2.20)
              Pro forma.......       (.59)         (2.35)

  Pro forma net loss reflects only options granted in 1996 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

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

Basic and Diluted Earnings Per Share (EPS)


                                                                               Twelve Months Ended December 31,
                                                                              1998            1997        1996
                                                                              ----            ----        ----
Income applicable to common shares:

Net loss                                                                    $(3,193)         $(15,918)    $(5,597)

Increase in earnings resulting from conversion of convertible debt (1)            -                 -         316
                                                                              -----           -------      ------
            Loss applicable to common shares                                $(3,193)         $(15,918)    $(5,281)
                                                                             ======          =========    ========
Weighted average number of common shares outstanding                          7,301             7,251       2,583

Conversion of preferred shares and convertible debt                               -                 -       3,491
                                                                             ------          --------     --------
            Weighted average common shares                                    7,301             7,251       6,074
                                                                             ======          ========     ========
Loss per common share                                                        $(0.44)         $  (2.20)    $ (0.87)
                                                                             ======          ========     ========

(1) Assumes the conversion took place January 1, 1995.

  Options to purchase 2,424,678 shares of common stock were outstanding at December 31, 1998 but were not included in the computation of diluted EPS because the options' weighted average exercise price was greater than the average market price of the common shares and the affect of including such shares would be anti-dilutive to the per share amount.

  The Company has 477,205 warrants outstanding at December 31, 1998 that were not included in the computation of diluted EPS because the warrants' weighted average exercise price was greater than the average market price of the common shares and the affect of including such shares would be anti-dilutive to the per share amount.

(11)  WRITE-OFF OF PRODUCT DEVELOPMENT AND RELATED COSTS

  During the fourth quarter of 1996, the Company recorded a non-recurring charge totaling $1.1 million relating to the write-off of capitalized product development costs totaling $375,000 and fees totaling $725,000 arising from an earlier agreement with QIMC, a healthcare focused, business-led coalition located in Cleveland. During 1994, the Company entered into an exclusive 10-year licensing agreement with QIMC for its database and methodologies. As of December 31, 1997, the Company is committed to pay an aggregate of $406,000 through March 1999 for the license and marketing services fees associated with the sale of the Company's product related to these methodologies. The Company recorded this charge because the joint marketing arrangement has not met management's expectations, resulting in limited sales of the related product during 1996. This trend is expected to continue through 1999 and, therefore, the projected sales for the related product and support revenue earned from existing clients are not considered adequate to support the related expenses associated with the QIMC agreement and the capitalized product development costs. The remaining commitment totaling $87,500 was included in other accruals as of December 31, 1998.

(12)  ACQUISITIONS AND DIVESTITURES

  In September 1998 the Company sold its CardioMac assets to Intelligent Business Solutions, Inc. The sale had no material impact on the financial statements of the Company. The Company had acquired the assets of CardioMac, a point-of-care data collection and reporting tool for the cardiac catheterization laboratory and cardiovascular operating room, from Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute, in January 1997.

  In June 1997, the Company purchased a neonatal database from the Vermont-Oxford Network, Inc. In connection with the acquisition, the Company recorded a one-time charge related to in-process research and development costs of approximately $500,000.

  In June 1997, the Company acquired National Health Advisors Ltd. ("NHA"); a healthcare management consulting firm focused on strategy and management support services for progressive healthcare organizations and networks. The former shareholders of NHA received 367,569 shares of Common Stock of APACHE in exchange for all the common stock of NHA. The acquisition was accounted for as a pooling of interests and, as such, the accompanying consolidated financial statements reflect the combined results of the pooled businesses for the respective periods presented. In connection with the acquisition, the Company recorded a one-time charge in the second quarter of 1997 for acquisition-related costs of $732,000 included in selling, general, and administrative expense. These costs consisted primarily of professional fees and severance related costs.

(13)  COST OF OPERATIONS AND GROSS MARGIN BY PRIMARY REVENUE SOURCES

  The following represents revenues and cost of operations by primary revenue sources for the year ended December 31, 1998, 1997 and 1996 (in thousands):


                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                           1998            1997            1996
                                      ------------    ------------    ------------
         Revenue:
              Systems  . . . . . .       $2,384          $  935          $4,459
              Support  . . . . . .        2,117           1,961           1,486
              Professional services       5,705           5,732           5,649
                                         ------           -----          ------
                   Total revenue .       10,206           8,628          11,594
         Cost of operations:
              Systems  . . . . . .        1,493           1,206           1,695
              Support  . . . . . .          686             638             615
              Professional services       2,199           3,560           1,849
                                         ------          ------          ------
                   Total cost of
                     operations  .        4,378           5,404           4,159
                                       --------          ------           -----
         Gross margin  . . . . . .       $5,828          $3,224          $7,435
                                         ======          ======          ======

(14)  RELATED PARTY TRANSACTION

  The Company entered into a license agreement with a stockholder in February 1995. The agreement was amended in December 1996. Under the amended agreement, the stockholder is licensed to sell a product of the Company for which the stockholder will pay a royalty after a set number of sales. No sales of the product have been made since 1995. The Company entered into a reseller agreement with this stockholder in March 1998. Under the agreement, the stockholder may resell certain products of the Company to a named hospital system.

(15)  EMPLOYEE BENEFIT PLANS

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

                                                                         Defined Benefit Pension Plan
                                                                       ---------------------------------
                                                                             1998              1997
--------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year                                     293,744            583,970
Service cost                                                                149,570            139,135
Interest cost                                                                22,031             47,494
Plan participants' contributions                                                  -                  -
Actuarial gain/loss                                                        (310,634)            27,918
Benefits paid                                                                     -                  -
Amendments                                                                        -            145,595
Business combinations                                                             -                  -
Divestitures                                                                      -                  -
Curtailments                                                                      -           (650,368)
Settlements                                                                       -                  -
---------------------------------------------------------------------------------------     ------------
Benefit obligation at end of year                                          (154,711)           293,744
---------------------------------------------------------------------------------------     ------------
CHANGES IN PLAN ASSETS
Fair value of plan assets at beginning of year                              186,540            122,656
Actual return on plan assets                                                (71,161)            (1,116)
Employer contribution                                                        95,544             65,000
Plan participants' contributions                                                  -                  -
Benefits paid                                                                     -                  -
Business combinations                                                             -                  -
Divestitures                                                                      -                  -
Settlements                                                                       -                  -
-------------------------------------------------------------------------------------    ---------------
Fair value of plan assets at end of year                                    210,923            186,540
-------------------------------------------------------------------------------------    ---------------

FUNDED STATUS
Unrecognized net actuarial gain/loss                                       (225,482)                 -
Unrecognized prior service cost                                                   -                  -
Unrecognized net obligation                                                  37,411           (107,024)
Intangible asset                                                                  -                  -
-------------------------------------------------------------------------------------    ---------------
Prepaid (accrued) benefit cost                                             (188,071)          (107,024)
-------------------------------------------------------------------------------------    ---------------

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate                                                                  7.50%              7.50%
Expected return on plan assets                                                 7.50%              7.50%
Rate of compensation increase                                                  5.00%              5.00%

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                                                149,570            139,135
Interest cost                                                                22,031             47,494
Expected return on plan assets                                              (13,991)             1,116
Asset loss deferred                                                               -                  -
Amortization of unrecognized transition obligation                                -                  -
Amortization of recognized gain/loss                                              -            (13,665)
Amortization of prior service cost                                           18,801             18,801
Settlement or curtailment recognized gain/loss                                    -            (23,468)
-------------------------------------------------------------------------------------    ---------------
Net periodic benefit cost                                                   176,411            169,413
-------------------------------------------------------------------------------------    ---------------




(16)  SUPPLEMENTAL CASH FLOW INFORMATION

  Cash paid for interest was $38,000, $46,000 and $139,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(17)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                                             ARTHUR ANDERSEN LLP
Washington, D.C.
March 27, 1998

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                ADDITIONS
                                                BALANCE AT      CHARGED TO
                                               BEGINNING OF     COSTS AND                    BALANCE AT END
                 DESCRIPTION                      PERIOD         EXPENSES     DEDUCTIONS       OF PERIOD
 ------------------------------------         ----------      -----------    ------------   -------------
 Allowance for doubtful accounts receivable
      1996 . . . . . . . . . . . . .           $     190,800       $100,000   $    188,508     $     102,292
      1997 . . . . . . . . . . . . .                 102,292        611,222        228,503           485,011
      1998 . . . . . . . . . . . . .                 485,011         60,021         30,739           514,293

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   The Company filed Form 8-K on November 4, 1998 reporting Item 4.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

  Information concerning management compensation is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 30, 1999.

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

       1. The consolidated financial statements required by Part IV, Item 14 are included in Part II, Item 8.

       2. The financial statement schedules required by Part IV, Item 14 are included in Part II, Item 8.

     (b)         Reports on Form 8-K.

  The Company filed Form 8-K on November 4, 1998 reporting Item 4.

     (c)         Exhibits

  EXHIBIT
  NUMBER                                                       DESCRIPTION
 --------  ---------------------------------------------------------------------------
    2.1    Asset Purchase Agreement by and among the Company and Dun & Bradstreet HealthCare
             Information, Inc. and Cognizant Corporation dated as of December 30, 1996 *
    2.2    Asset Purchase Agreement by and among the Company and Iowa Health Centers, P.C.
             d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum,
             M.D. and Iowa Heart Institute dated as of January 7, 1997 *
    2.3    Agreement and Plan of Merger among the Company, NHA Acquisition Corporation,
             National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of
             June 2, 1997 *****
    3.1    Amended and Restated Certificate of Incorporation *****
    3.2    By-Laws **
    4.1    Specimen Common Stock Certificate **
    4.2    Rights Agreement between the Company and First Chicago Trust Company of New York,
             dated as of May 6, 1997 ***
   10.1    APACHE Medical Systems, Inc. Employee Stock Option Plan + *****
   10.2    APACHE Medical Systems, Inc. Non-Employee Director Option Plan + *****
   10.3    Sublease Agreement between the Company and First Union National Bank of Virginia,
             dated March 17, 1994 **
   10.4    Registration Agreement between the Company and Certain Stockholders, dated December
             28, 1995 **
   10.5    Form of Warrant Agreement relating to warrants issued in 1995 **
   10.6    Warrant Agreement between the Company and Venture Fund of Washington, dated May 13,
             1991 **
   10.7    Licensing Agreement between the Company and Cerner Corporation, dated February 2,
             1995 **
   10.8    Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic
             Foundation, dated August 19, 1994 **
   10.9    Agreement between the Company and The George Washington University, dated August 19,
             1994 **
   10.10   Letter Agreement between the Company and the Northern New England Cardiovascular
             Disease Study Group, dated March 13, 1995 **
   10.11   Licensing Agreement between the Company and Quality Information Management
             Corporation, dated March 24, 1994 **
   10.12   Marketing Agreement between the Company and American Healthcare Systems Purchasing
             Partners, L.P., dated as of June 3, 1996 **
   10.13   Registration Agreement between the Company and each of Iowa Health Centers, P.C.
             d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum,
             M.D. and Iowa Heart Institute dated January 7, 1997 *
   10.14   Nonqualified Stock Option Agreements between the Company and each of Iowa Health
             Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and
             Mark A. Tannenbaum, M.D., dated January 7, 1997 ****
   10.15   Security Agreement dated February 11, 1997 made by the Company for the use and benefit of Crestar Bank and corresponding Commercial Note *****
   10.16   License Agreement between the Company and Vermont Oxford Network, Inc., Related
             Services Agreement between the Company and Vermont Oxford Network, Inc. and
             Consulting Agreement between the Company and Clinimetrics, Inc. each effective as of June 24, 1997 ++ *****
   10.17   Employment Agreement by and between the Company and Gerald E. Bisbee, Jr., Ph.D., dated May 5, 1997 + *****
   10.18   Employment Agreement by and between the Company and Scott A. Mason, dated June 2,
             1997 + *****
   10.19   Nonqualified Stock Option Agreement between the Company and William A. Knaus, M.D.
             dated May 29, 1997 + *****
   10.20   APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated
             February 23, 1998, including forms of Incentive Stock Option Agreement and
             Nonqualified Stock Option Agreement + ******
   10.21   Form of 1998 Employment Agreement + ******
   10.22   Form of Nonqualified Director Stock Option Agreement + ******
   10.23   Employment Agreement by and between Peter Gladkin and the Company, dated May 30, 1998  +*******
   10.24   Employment Agreement by and between Gina Campbell and the Company, dated August 24, 1998 + ********
   10.25   Employment Agreement by and between Karen Miller and the Company, dated September 30, 1998 +********
   23.1    Consent of Ernst & Young LLP ********
   23.2    Consent of Arthur Andersen LLP ********

   23.3    Consent of KPMG LLP ********
   27.1    Financial Data Schedule ********
----------
               +  Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K
              ++  Confidential treatment was requested for a portion of this Exhibit
               *  Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
              **  Incorporated herein by reference to the Company's Registration
                  Statement on Form S-1 (File No. 333-04106)
             ***  Incorporated herein by reference to the Company's Current Report on
                  Form 8-K filed on June 4, 1997 (File No. 0-20805)
            ****  Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
           *****  Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
          ******  Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31. 1997 (File No. 0-20805)
         *******  Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended
                  June 30, 1998 (File No. 0-20805)
        ********  Filed herewith

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, ON MARCH 30, 1998.

                           APACHE MEDICAL SYSTEMS, INC.

                           By: /s/ PETER GLADKIN
                               ---------------------------
                               Peter Gladkin
                               President and Chief Executive Officer

                           By: /s/ KAREN C. MILLER
                               ----------------------------
                               Karen C. Miller
                               Vice President, Finance and Chief Financial
                               Officer


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW ON MARCH 30, 1998 BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED.

         /s/ EDWARD J. CONNORS        /s/ LAWRENCE S. LEWIN
         ---------------------        ---------------------
         Edward J. Connors            Lawrence S. Lewin
         Director                     Director

         /s/ THOMAS W. HODSON         /s/ RICHARD E. DESSIMOZ
         --------------------         -----------------------
         Thomas W. Hodson             Richard E. Dessimoz
         Director                     Director

         /s/ WILLIAM A. KNAUS, M.D.   /s/ GERALD E. BISBEE, JR., PH.D.
         --------------------------   --------------------------------
         William A. Knaus, M.D.       Gerald E. Bisbee, Jr., Ph.D.
         Director                     Director