Form 10-Q
period 1999-03-31
APACHE MEDICAL SYSTEMS INC
filed 1999-05-17
CIK 883697

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               ----------------------------
                            or

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to______________

Commission file number                    000-20805
                       --------------------------------------------------------

                          APACHE MEDICAL SYSTEMS, INC.
  -----------------------------------------------------------------------------
                   (Exact name of registrant as specified in its charter)


      Delaware                                           23-2476415
      --------                                           ----------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)

      1650 Tysons Boulevard, McLean, Virginia                22102
      ---------------------------------------                -----
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

                                        7,343,176
                                        ---------

    (Number of shares of common stock, $.01 par value per share, outstanding as of May 1, 1999)

                          APACHE MEDICAL SYSTEMS, INC.

                                      INDEX


                                                                                      PAGE NO.
                                                                                      --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Consolidated Statements of Operations (unaudited) for the Three
           Months Ended March 31, 1999 and 1998

          Consolidated Balance Sheets for the Three Months Ended March
           31, 1999 (unaudited) and Year Ended December 31, 1998

          Consolidated Statements of Changes in Stockholders' Equity
           (Deficit) for the Three Months Ended March 31, 1999 (unaudited) and Year Ended December 31, 1998

          Consolidated Statements of Cash Flows (unaudited) for the Three
           Months Ended March 31, 1999 and 1998

          Notes to Consolidated Financial Statements (unaudited)

     Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                         PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                         APACHE MEDICAL SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                                                   1999               1998
                                                                 ----------        -----------
        (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue                                                          $   3,309         $    3,472

Expenses:
  Cost of goods sold                                                   261                910
  Research and development                                             251                426
  Selling, general and administrative                                2,426              2,286
                                                                 ----------        -----------
          Total expenses                                             2,938              3,622

Income (Loss) from Operations                                          371               (150)

Other income (expense):
  Interest income                                                       93                154
  Interest expense                                                      (9)                (9)
  Other, net                                                             1                  -
                                                                 ----------        -----------
         Total other income (expense)                                   85                145

Net Income (Loss)                                                $     456         $       (5)
                                                                 ==========        ===========

Basic and diluted net income (loss) per share                    $     0.06        $     (0.00)
                                                                 ==========        ===========

Weighted average number of shares used for
calculation of net income (loss) per share                            7,338              7,282
                                                                 ==========        ===========


See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)



                                                                         MARCH 31,              DECEMBER 31,
                                                                            1999                    1998
                                                                     -----------------      --------------------
                                                                          (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                            $          6,450        $            5,532
Short-term investments                                                            549                     1,000
Accounts receivable, net                                                        2,827                     2,972
Prepaid expenses and other                                                        638                       749
                                                                     -----------------      --------------------
      TOTAL CURRENT ASSETS                                                     10,464                    10,253

Other trade receivables, net of current maturities                                                            4

Furniture and equipment                                                         3,592                     3,589
Less accumulated depreciation and amortization                                 (2,843)                   (2,704)
                                                                     -----------------      --------------------
                                                                                  749                       885

Capitalized Software Costs, net                                                   566                       506
Intangible assets, net                                                            465                       494
                                                                     -----------------      --------------------
      TOTAL ASSETS                                                   $         12,244       $            12,142
                                                                     =================      ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                     $            838       $             1,129
Accrued expenses                                                                2,918                     3,667
Deferred revenue                                                                3,895                     3,158
Current maturities of long term obligations                                       175                       180
                                                                     -----------------      --------------------
      TOTAL CURRENT LIABILITIES                                                 7,826                     8,134

Deferred rent benefit                                                              47                        62
Maturities of long term obligations, net of current maturities                    165                       206
                                                                     -----------------      --------------------
      TOTAL LIABILITIES                                                         8,038                     8,402

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value, authorized shares, 30,000,000
at March 31, 1999 and December 31, 1998: issued and outstanding shares, 7,343,176 at March 31, 1999 and 7,330,473 at
December 31, 1998.                                                                 73                        73
Additional paid-in capital                                                     45,780                    45,770
Accumulated deficit                                                           (41,647)                  (42,103)

                                                                     -----------------      --------------------
      TOTAL STOCKHOLDERS' EQUITY                                                4,206                     3,740
                                                                     -----------------      --------------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $         12,244       $            12,142
                                                                     =================      ====================



See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (unaudited)


                                                                               COMMON STOCK
                                                                      --------------------------------
(in thousands, except share data)                                         SHARES            AMOUNT
                                                                      ----------------  --------------
BALANCE, JANUARY 1, 1997                                                     7,238,922             72
Issuance of common stock options                                                     -              -
Exercise of common stock options                                                10,490              -
Issuance of common stock under Employee Stock Purchase Plan                     18,344              1
Net Income (Loss)                                                                    -              -
                                                                      ----------------- --------------
BALANCE AT DECEMBER 31, 1997                                                 7,267,756             73
Issuance of common stock under Employee Stock Purchase Plan                     62,717              -
Net Income (Loss)                                                                    -              -
                                                                      ----------------------------------
BALANCE AT DECEMBER 31,1998                                                  7,330,473             73
Issuance of common stock under Employee Stock Purchase Plan                     12,703              -
Net Income (Loss)
                                                                      ----------------------------------
BALANCE AT MARCH 31, 1999 (UNAUDITED)                                        7,343,176            $73
                                                                      ==================================

                                                                        ADDITIONAL
                                                                         PAID-IN           ACCUMULATED
(in thousands, except share data)                                        CAPITAL             DEFICIT             TOTAL
                                                                    -----------------    ----------------  ------------------
BALANCE, JANUARY 1, 1997                                                      45,325             (22,992)             22,405
Issuance of common stock options                                                 291                   -                 291
Exercise of common stock options                                                  30                   -                  30
Issuance of common stock under Employee Stock Purchase Plan                       57                   -                  58
Net Income (Loss)                                                                  -             (15,918)            (15,918)
                                                                    -----------------    ----------------  ------------------
BALANCE AT DECEMBER 31, 1997                                                  45,703             (38,910)              6,866
Issuance of common stock under Employee Stock Purchase Plan                       67                   -                  67
Net Income (Loss)                                                                  -              (3,193)             (3,193)
                                                                    ---------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                                                  45,770             (42,103)              3,740
Issuance of common stock under Employee Stock Purchase Plan                       10                   -                  10
Net Income (Loss)                                                                                    456                 456
                                                                    ---------------------------------------------------------
BALANCE AT MARCH 31, 1999 (UNAUDITED)                                        $45,780            ($41,647)             $4,206
                                                                    =========================================================

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                  THREE MONTHS ENDED
                                                                           31-MAR-99           31-MAR-98
                                                                         ------------------------------------
                                                                                    (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                      $          456       $           (5)
  Adjustments to reconcile net income (loss) to net cash
  from (used in) operating activities:
      Depreciation and amortization                                                 206                  180
      Provision for doubtful accounts                                               616                   30
      Changes in operating assets and liabilities:
           Accounts receivable                                                     (427)              (2,220)
           Other trade receivables                                                   13                   13
           Other current assets                                                      59                   78
           Accounts payable and accrued expenses                                 (1,040)                (434)
           Deferred rent                                                            (15)                 (12)
           Deferred revenue                                                         736                1,241
                                                                         ---------------      ---------------

       NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES                        604               (1,129)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                            (98)                   -
  Purchase of furniture and equipment                                                (4)                 (93)
  Decrease in short-term investments                                                451                  998
                                                                         ---------------      ---------------

       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                        349                  905

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                    (4)                  (4)
  Principal payments on borrowings                                                  (41)                 (42)
  Proceeds from issuance of common stock under employee stock purchase
    plan                                                                             10                   14
                                                                         ---------------      ---------------

       NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                        (35)                 (32)
                                                                         ---------------      ---------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                918                 (256)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,532                5,634
                                                                         ---------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $        6,450       $        5,378
                                                                         ===============      ===============

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                             $           12                   10
                                                                         ===============      ===============


See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.    BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by APACHE Medical Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information included herein is unaudited. However, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

Revenue for sales of systems and products are recognized at delivery. For systems where services are critical to the functionality of the system, revenue is recognized using contract accounting. Systems support fees are recognized ratably over the period of performance. Professional services revenue is recognized as these services are provided and is generally billed on a time and material basis. Professional services do not involve significant customization, modification or production of the licensed software. Amounts received prior to the performance of service or completion of a milestone are deferred. Revenue recognized for work performed for which billings have not been presented to customers is recorded as unbilled.

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

3.    NEW ACCOUNTING PRONOUNCEMENTS

The American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 31, 1997. The Company has adopted SOP 97-2 and it did not have a material impact on the financial statements of the Company. In March 1998, AcSEC issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The issuance of SOP 98-4 had no effect on the Company. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 and amends the method of revenue recognition in some circumstances. The Company does not anticipate the adoption of this SOP will have a significant effect on the results of operations or financial position.

4.    STOCKHOLDERS' EQUITY

Stock Options

 On March 16, 1999, the Board of Directors adopted a Non-Employee Director Supplemental Stock Option Plan (the "Supplemental Plan"), to be effective January 1, 1999 subject to shareholder approval. The Supplemental Plan provides for the issuance to non-employee directors of options to acquire up to 120,000 shares of the Company's Common Stock. The Supplemental Plan was approved by the Company's shareholders on May 12, 1999.

On January 26, 1999, the Board of Directors granted options to acquire 16,700 shares of Common Stock to each non-employee director of the Company as of such date. The effectiveness of this grant was subject to shareholder approval of the Supplemental Plan. The exercise price of the options granted on January 26, 1999 was $1.25 per share, which price was above the fair market value of the Common Stock on the date of grant.

On March 16, 1999, the Board of Directors approved an amendment to the Employee Stock Option Plan, subject to shareholder approval, to increase the number of shares of Common Stock which may be issued under the plan from 2,200,000 to 2,700,000. The amendment was approved by the Company's shareholders on May 12, 1999.

Effective January 4, 1999, the Board of Directors granted an executive of the Company options to acquire 339,000 shares of Common Stock under the Employee Stock Option Plan. The exercise price of the options is equal to the fair market value of the Company's Common Stock on January 4, 1999 or $.5938. The options are incentive stock options to the extent allowed under the Internal Revenue Code. 94,000 of the options vest immediately. The remaining options vest ratably over five years; vesting may be accelerated if certain performance targets are satisfied during the five year period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUE. Revenue for the quarter ended March 31, 1999 decreased 5% to $3.3 million from $3.5 million in the prior year period. This decrease is related to a decrease in revenue from Professional Services, primarily in Health Outcomes Research and Clinical Consulting, offset in part by increases in Systems revenue.

COST OF GOODS SOLD. Cost of goods sold for the quarter ended March 31, 1999 decreased 71% to $261,000 from $910,000 in the prior year period. This decrease was due to a decrease in the cost of goods sold related to the Critical Care Series ("CCS") migrations. Improvements in the Company's implementation process resulted in the reduction of previously accrued costs related to migration contracts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 1999 increased 6% to $2.4 million from $2.3 million in the prior year period. This increase was due primarily to an increase in bad debt expense offset in part by an overall reduction in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 1999 decreased 41% to $251,000 from $426,000 in the prior year period. The decrease was due to an increase in capitalized software development costs and improvements in productivity in product generation processes that resulted in decreases in consulting expense, staffing requirements and related costs. During the three months ended March 31, 1999, capitalized software development costs were $98,000, compared to zero in the prior year period.

OTHER INCOME (EXPENSE). Other income (expense) decreased from $145,000 for the quarter ended March 31, 1998 to $85,000 for the quarter ended March 31, 1999. The decrease is due to a decrease in interest income as a result of a reduction in cash.

YEAR 2000 READINESS. The Year 2000 computer problem originated from programmers writing software code that used two digits instead of four to represent the year. After December 31, 1999, computers and software may incorrectly assume that the year is "1900" rather than "2000." This could lead to system failures and disruptions to activities and operations. In addition, the Year 2000 is a leap year, which may further exacerbate incorrect calculations, functions or system failures. At this time it is difficult to predict the effects such disruptions could have and the liabilities that any company may face as a result of these failures. Moreover, companies must not only consider their own products and computer systems, but also the Year 2000 readiness of any third parties, including principal vendors and customers. The Company has identified the following five phases to describe its process of achieving Year 2000 readiness: awareness, assessment, renovation, validation and implementation.

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

The majority of the Company's efforts regarding Year 2000 readiness focused on the Company's products, including software applications, operating systems, relational database management systems, tools and utilities sold to clients. The assessments indicated that the version of the Company's Medical Cost Management Program ("MCMP") product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, its operating system, database releases and relational database management systems, that was sold to customers prior to 1998, was not Year 2000 ready. The Company accordingly, has focused its attention on its next generation CCS product. The Company believes the application, operating systems and relational database management system release, tools and utilities are Year 2000 ready. The CCS product also includes new features and enhancements. The CCS product operates on a PC based client/UNIX server platform, supporting Windows 95/NT. The Company has completed renovation and validation activities on modules of the CCS product and has begun to implement completed modules into the CCS product. An independent consultant has reviewed and validated that the CCS product is Year 2000 compliant.

The assessment is complete for two other software applications that the Company sold to clients. The Acute Care Voyager+ product has been renovated and validated by an independent consultant. Shipment of the new product will begin in May 1999. The HIV Manger product has been renovated and is currently being validated. Validation is scheduled to be completed in June 1999.

Other software applications products sold by the Company are presently in the assessment phase. The assessments of these products were completed in December 1998. An action plan is being created for the renovation, validation, and implementation of changes to deliver Year 2000 ready products by late 1999.

As an integral part of the Company's assessment, independent consulting firms have been hired to provide additional testing and validation of the Company's Year 2000 readiness of its software products currently being sold to its customers. The goals and objectives of this assessment are to: validate that software and hardware is Year 2000 ready; ensure that applications accurately store and calculate information based on date fields which contain dates before and after the Year 2000; ensure that communications software and hardware is Year 2000 ready; ensure that appropriate stored and archived data will be consistent with Year 2000 certified software; and engineer a test facility that will be available to the Company's personnel, as well as its customers, to verify that such certified systems are in fact Year 2000 ready. This additional validation and testing has two phases. The first phase, consisting of reassessment and renovation started during the third quarter of 1998, is currently on schedule and in process. The second phase will repeat the process of ongoing assessment, renovation of problems, and validation of corrections. Validation of Year 2000 readiness was completed during the first quarter of 1999.

Costs to Address Year 2000 Issues

The calculation of costs incurred to address Year 2000 issues has been limited to costs to bring the Company's products, and its own IT and non-IT systems to Year 2000 readiness or to accelerate replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The Company estimates it has incurred approximately $900,000 to date for Year 2000 assessment, renovation, validation, and implementation and accelerated development costs, and that total costs through implementation will be approximately $1.1 million.

Risks of the Company's Year 2000 Issues

As the existing MCMP product operating system and relational database management system releases could not be confirmed Year 2000 ready, the Company has decided not to support the MCMP product beyond October 1999. The Company has offered existing clients the ability to migrate to the new CCS product during the next year on favorable terms. A majority of the clients using the old UNIX version of the MCMP product have migrated or signed contracts to migrate to the new CCS product. A few have indicated that they intend to discontinue use of the existing product completely, and, like many participants in the healthcare industry, several are still assessing their systems and migration options. The Company's ability to perform migrations by October 1999 is dependent upon the Company's timely receipt of migration contracts and the technical cooperation of its customers. The favorable terms and migration services offered to existing customers to encourage migration to the new CCS product are not expected to have a material impact on the Company's future operating results or financial position. Because the Company is not yet aware of the plans of the remaining customers who have not yet accepted the Company's terms for migration to the new CCS product, the Company is not yet able to fully evaluate the impact of Year 2000 issues associated with the UNIX version of the MCMP product. Due to the uncertain nature of Year 2000 issues and their impact on the industry, the outcome cannot be predicted at this time. The Company believes that this uncertainty should be resolved and clarified by the fourth quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $7.0 million as of March 31, 1999 compared to $6.5 million as of December 31, 1998.

The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 1999. Through March 31, 1999, the Company has incurred cumulative net operating losses of approximately $41.6 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Information regarding the Company's investment securities as it relates to market risk is not included as the possible effect of such risk is considered to be immaterial.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit Number           Description
------------------------------------
 2.1          Asset Purchase Agreement by and among the Company and Dun &
              Bradstreet HealthCare Information, Inc. and Cognizant
              Corporation dated as of December 30, 1996 *
 2.2          Asset Purchase Agreement by and among the Company and Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated as of January 7, 1997 *
 2.3          Agreement and Plan of Merger among the Company, NHA
              Acquisition Corporation, National Health Advisors, Ltd.,
              Scott A. Mason and Donald W. Seymour dated as of June 2,
              1997 *****
 3.1          Amended and Restated Certificate of Incorporation *****
 3.2          By-Laws **
 4.1          Specimen Common Stock Certificate **
 4.2          Rights Agreement between the Company and First Chicago Trust
              Company of New York, dated as of May 6, 1997 ***
10.1          APACHE Medical Systems, Inc. Employee Stock Option Plan +
              *****
10.2          APACHE Medical Systems, Inc. Non-Employee Director Option
              Plan + *****
10.3          Sublease Agreement between the Company and First Union
              National Bank of Virginia, dated March 17, 1994 **
10.4          Registration Agreement between the Company and Certain
              Stockholders, dated December 28, 1995 **
10.5          Form of Warrant Agreement relating to warrants issued in
              1995 **
10.6          Warrant Agreement between the Company and Venture Fund of
              Washington, dated May 13, 1991 **
10.7          Licensing Agreement between the Company and Cerner
              Corporation, dated February 2, 1995 **
10.8          Nonqualified Stock Option Agreement between the Company and
              The Cleveland Clinic Foundation, dated August 19, 1994 **
10.9          Agreement between the Company and The George Washington
              University, dated August 19, 1994 **
10.10         Letter Agreement between the Company and the Northern New
              England Cardiovascular Disease Study Group, dated March 13,
              1995 **
10.11         Licensing Agreement between the Company and Quality
              Information Management Corporation, dated March 24, 1994 **
10.12         Marketing Agreement between the Company and American
              Healthcare Systems Purchasing Partners, L.P., dated as of
              June 3, 1996 **
10.13         Registration Agreement between the Company and each of Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated January 7, 1997 *
10.14         Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
              P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
              M.D., dated January 7, 1997 ****
10.15         Security Agreement dated February 11, 1997 made by the
              Company for the use and benefit of Crestar Bank and
              corresponding Commercial Note *****
10.16         License Agreement between the Company and Vermont Oxford
              Network, Inc., Related Services Agreement between the
              Company and Vermont Oxford Network, Inc. and Consulting
              Agreement between the Company and Clinimetrics, Inc. each
              effective as of June 24, 1997 ++*****
10.17         Employment Agreement by and between the Company and Gerald
              E. Bisbee, Jr., Ph.D., dated May 5, 1997 +*****
10.18         Employment Agreement by and between the Company and Scott A.
              Mason, dated June 2, 1997 +*****
10.19         Nonqualified Stock Option Agreement between the Company and
              William A. Knaus, M.D. dated May 29, 1997 +*****
10.20         APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated Effective May 12, 1999 *********
10.21         Form of 1998 Employment Agreement +******
10.22         Form of Nonqualified Director Stock Option Agreement +******
10.23         Employment Agreement by and between Peter Gladkin and the
              Company, dated May 30, 1998 +*******
10.24         Employment Agreement by and between Gina Campbell and the
              Company, dated August 24, 1998 +********
10.25         Employment Agreement by and between Karen Miller and the
10.26         Employment Agreement by and between Violet Shaffer and
              the Company, dated April 28, 1998 +*********
10.27         APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan +*********
11.1          Computation of Earnings (Loss) Per Share *********
27.1          Financial Data Schedule *********


--------
        +   Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K
        ++  Confidential treatment was requested for a portion of this Exhibit
        *   Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
       **   Incorporated herein by reference to the Company's Registration
            Statement on Form S-1 (File No. 333-04106)
      ***   Incorporated herein by reference to the Company's Current Report on
            Form 8-K filed on June 4, 1997 (File No. 0-20805)
     ****   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
    *****   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
   ******   Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
  *******   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)
 ********   Incorporated herein by reference to the Company's Report on Form
            10-K for the year ended December 31, 1998 (File No. 0-20805)
*********   Filed herewith


(b)      Reports on Form 8-K

   The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 1999.

--------
        +   Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K
        ++  Confidential treatment was requested for a portion of this Exhibit
        *   Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
       **   Incorporated herein by reference to the Company's Registration
            Statement on Form S-1 (File No. 333-04106)
      ***   Incorporated herein by reference to the Company's Current Report on
            Form 8-K filed on June 4, 1997 (File No. 0-20805)
     ****   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
    *****   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
   ******   Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
  *******   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)
 ********   Incorporated herein by reference to the Company's Report on Form
            10-K for the year ended December 31, 1998 (File No. 0-20805)
*********   Filed herewith

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   APACHE MEDICAL SYSTEMS, INC.


       Date: May 14, 1999            /s/Peter Gladkin
       ------------------            -------------------------
                                     Peter Gladkin
                                     President and Chief Executive Officer

                                     /s/Karen C. Miller
                                     -------------------------
                                     Karen C. Miller
                                     Vice President of Finance & Chief Financial
                                     Officer

                                INDEX TO EXHIBTS

Exhibit Number      Description
-------------------------------
10.20         APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated Effective May 12, 1999
10.26         Employment Agreement by and between Violet Shaffer and
              the Company, dated April 28, 1998
10.27         APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan
11.1          Computation of Earnings (Loss) Per Share

27.1          Financial Data Schedule