Form 10-Q
period 1999-06-30
APACHE MEDICAL SYSTEMS INC
filed 1999-08-13
CIK 883697

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                  --------------------------------------------
                                       or

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________ to______________

                      Commission file number    000-20805
                      -----------------------------------

                          APACHE MEDICAL SYSTEMS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                         23-2476415
                   -------------------------------------------
             (State or other jurisdiction of       (I.R.S. Employer
              incorporation or organization)      Identification No.)

             1650 Tysons Boulevard, McLean, Virginia           22102
             -------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                 (703) 847-1400

              (Registrant's telephone number, including area code)
              ----------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    7,355,767
                                    ---------
   (Number of shares of common stock, $.01 par value per share, outstanding as of August 1, 1999)

                          APACHE MEDICAL SYSTEMS, INC.

                                      INDEX

                                                                                PAGE NO.
                                                                                --------
PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

          Consolidated Statements of Operations (unaudited) for the Three
            Months and Six Months Ended June 30, 1999 and 1998

          Consolidated Balance Sheets for the Six Months Ended March
            31, 1999 (unaudited) and Year Ended December 31, 1998

          Consolidated Statements of Changes in Stockholders' Equity
            (Deficit) for the Six Months Ended June 30, 1999 (unaudited) and Year Ended December 31, 1998

          Consolidated Statements of Cash Flows (unaudited) for the Six
            Months Ended June 30, 1999 and 1998

          Notes to Consolidated Financial Statements (unaudited)

Item 2.         Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

PART II - OTHER INFORMATION

Item 4          Submission of Matters to a Vote of Security Holders

Item 6.         Exhibits and Reports on Form 8-K

Signatures

Index to Exhibits

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                              Three Months Ended              Six Months Ended
                                                                    June 30                       June 30
                                                             1999            1998           1999            1998
                                                           ---------      ---------      ---------       --------
                                                                    (in thousands, except per share data)
Revenue                                                     $ 3,629        $ 2,278        $ 6,938        $ 5,749

Expenses:

  Cost of goods sold                                          1,220            976          1,480          1,885
  Research and development                                      200            223            451            649
  Selling, general and administrative                         1,819          2,020          4,245          4,306
                                                            -------        -------        -------        -------
            Total expenses                                    3,239          3,219          6,176          6,840

Income (Loss) from Operations                                   390           (941)           762         (1,091)

Other income (expense):

  Interest income                                                83            132            175            286
  Interest expense                                               (8)            (8)           (17)           (18)
  Other, net                                                      6              -              6              -
                                                            -------        -------        -------        -------

Net Income (Loss)                                           $   471        $  (817)       $   926        $  (823)
                                                            =======        =======        =======        =======

Basic and diluted net income (loss) per share               $  0.06        $ (0.11)       $  0.13        $ (0.11)
                                                            =======        =======        =======        =======

Weighted average number of shares used for calculation of
net income (loss) per share                                   7,350          7,289          7,344          7,289
                                                            =======        =======        =======        =======

See accompanying Notes to Consolidated Financial Statements.


                          APACHE MEDICAL SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                    June 30,             December 31,
                                                                                      1999                   1998
                                                                                 --------------          -------------
                                                                                 (in thousands except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                        $      5,258           $     5,532
Short-term investments                                                                  1,048                 1,000

Accounts receivable, net                                                                3,623                 2,972
Prepaid expenses and other                                                                611                   749
                                                                                      -------               -------
            TOTAL CURRENT ASSETS                                                       10,540                10,253

Other trade receivables, net of current maturities                                                                4

Furniture and equipment                                                                 3,596                 3,589
Less accumulated depreciation and amortization                                         (2,979)               (2,704)
                                                                                      -------               -------
                                                                                          617                   885

Capitalized Software Costs, net                                                           655                   506
Intangible assets, net                                                                    436                   494

                                                                                     --------              --------
            TOTAL ASSETS                                                         $     12,248           $    12,142
                                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                 $      1,314           $     1,129
Accrued expenses                                                                        2,491                 3,667
Deferred revenue                                                                        3,428                 3,158
Current maturities of long term obligations                                               171                   180
                                                                                     --------              --------
            TOTAL CURRENT LIABILITIES                                                   7,404                 8,134

Deferred rent benefit                                                                      31                    62
Maturities of long term obligations, net of current maturities                            125                   206
                                                                                      -------               -------
            TOTAL LIABILITIES                                                           7,560                 8,402

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value, authorized shares, 30,000,000 at June 30,
1999 and December 31, 1998: issued and outstanding shares 7,355,667
at June 30, 1999 and 7,330,473 at December 31, 1998.                                       73                    73

Additional paid-in capital                                                             45,791                45,770

Accumulated deficit                                                                   (41,176)              (42,103)
                                                                                      -------               -------
            TOTAL STOCKHOLDERS' EQUITY                                                  4,688                 3,740
                                                                                      -------               -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     12,248          $     12,142
                                                                                      =======               =======




See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)

                                                         Common Stock           Additional
                                                         ------------            Paid in       Accumulated
(in thousands except per share data)                  Shares       Amount        Capital         Deficit          Total
                                                    ---------     -------        ------         --------         -------
BALANCE, JANUARY 1, 1997                            7,238,922         72          45,325         (22,992)          22,405
Issuance of common stock options                            -          -             291               -              291
Exercise of common stock options                       10,490          -              30               -               30
Issuance of common stock under Employee Stock
Purchase Plan                                          18,344          1              57               -               58
Net Income (Loss)                                           -          -               -         (15,918)         (15,918)
                                                    ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                        7,267,756         73          45,703         (38,910)           6,866
Issuance of common stock under Employee Stock
Purchase Plan                                          62,717          -              67               -               67
Net Income (Loss)                                           -          -               -          (3,193)          (3,193)
                                                    ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                        7,330,473         73          45,770         (42,103)           3,740
Issuance of common stock under Employee Stock
Purchase Plan                                          12,703          -              10               -               10
Net Income (Loss)                                                                                    456              456
                                                    ------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999                           7,343,176         73          45,780         (41,647)           4,206
Issuance of common stock under Employee Stock
Purchase Plan                                          12,491          -              11                               11
Net Income (Loss)                                                                                    471              471
                                                    ------------------------------------------------------------------------
BALANCE AT JUNE 30, 1999                            7,355,667     $   73       $  45,791    $    (41,176)      $    4,688
                                                    ========================================================================

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                       Six Months Ended
                                                                                  30-Jun-99         30-Jun-98
                                                                                -------------    ----------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                               $   926                $  (823)


Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                                                     418                    370
  Provision for doubtful accounts                                                   616                     30
  Stock options issued                                                                -                      -
  Changes in operating assets and liabilities:

      Accounts receivable                                                        (1,268)                (1,816)
      Other trade receivables                                                        26                     25
      Other current assets                                                          117                    (53)
      Intangible assets                                                               -                      -
      Accounts payable and accrued expenses                                        (991)                (1,146)
      Deferred rent                                                                 (31)                   (24)
      Deferred revenue                                                              270                    760
                                                                                -------                -------

  NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES                              83                 (2,677)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capitalized software development costs                                             (233)                  (176)
Purchase of furniture and equipment                                                  (8)                  (162)
Decrease in short-term investments                                                  (48)                 3,488
                                                                                 -------                -------

  NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                            (289)                 3,150

CASH FLOWS FROM FINANCING ACTIVITIES:

Principal payments on capital lease obligations                                      (9)                    (8)
Principal payments on borrowings                                                    (81)                   (63)
Proceeds from issuance of notes payable                                               -                      -
Proceeds from issuance of common stock under employee stock purchase plan            22                     32
Proceeds from issuance of common stock upon exercise of options
                                                                                -------                -------
  NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                             (68)                   (39)
                                                                                -------                -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (274)                   434

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  5,532                  5,634
                                                                                -------                -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 5,258                $ 6,068
                                                                                =======                =======

SUPPLEMENTAL INFORMATION:
  Cash payments for interest
                                                                                $    17                $    18
                                                                                =======                =======

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

2.   BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company has implemented Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") Statement No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Options and warrants outstanding were not included in the computation of diluted net income (loss) per share as their effect would be anti-dilutive. Diluted net income (loss) per share and basic earnings per share are identical for all periods presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUE. Revenue for the quarter ended June 30, 1999 increased 59% to $3.6 million from $2.3 million in the prior year period. Revenue for the six months ended June 30, 1999 increased 21% to $6.9 million from $5.7 million in the prior year period. This increase is related to an increase in Systems revenues offset by a decrease in Professional Services, primarily Health Outcomes Research and Strategic Consulting.

COST OF GOODS SOLD. Cost of goods sold for the quarter ended June 30, 1999 increased 25% to $1.2 million from $976,000 in the prior year period. This increase was due primarily to additional costs associated with the resale of third party hardware related to the Critical Care Series systems and migrations contracts. Cost of goods sold for the six months ended June 30, 1999 decreased 22% to $1.5 million from $1.9 million in the prior year period. During the first half of 1999, improvements in the Company's implementation process resulted in the reduction of previously accrued costs related to migration contracts.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 1999 decreased 10% to $1.8 million from $2.0 million in the prior year period. This decrease was due to an overall reduction in selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 remained unchanged at $4.3 million.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended June 30, 1999 decreased 10% to $200,000 from $223,000 in the prior year period. Research and development expenses for the six months ended June 30, 1999 decreased 31% to $451,000 from $649,000 in the prior year period. The decrease was due to an increase in capitalized software development costs and improvements in productivity in product generation processes that resulted in decreases in consulting expense, staffing requirements and related costs. During the six months ended June 30, 1999, capitalized software development costs were $234,000, compared to 177,000 in the prior year period.

OTHER INCOME (EXPENSE). Other income decreased from $124,000 for the quarter ended June 30, 1998 to $81,000 for the quarter ended June 30, 1999. The decrease is due to a decrease in interest income as a result of a reduction in cash.

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

The assessment is complete for two other software applications that the Company sold to clients. The Acute Care Voyager+ product has been renovated and validated by an independent consultant. Shipment of the new product began in May 1999. The HIV Manager product has been renovated and is currently being validated. Validation is scheduled to be completed in September 1999.

Other software applications products sold by the Company are presently in the assessment phase. The assessments of these products were completed in December 1998. An action plan has been created for the renovation, validation, and implementation of changes to deliver Year 2000 ready products by late 1999.

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

Costs to Address Year 2000 Issues

The calculation of costs incurred to address Year 2000 issues has been limited to costs to bring the Company's products, and its own IT and non-IT systems to Year 2000 readiness or to accelerate replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The Company estimates it has incurred approximately $940,000 to date for Year 2000 assessment, renovation, validation, and implementation and accelerated development costs, and that total costs through implementation will be approximately $1.1 million.

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

Potential Impact of Year 2000 on Company's Business

The Company anticipates that virtually all of its customers and potential customers will be required to evaluate the Year 2000 readiness of their information technology systems. Some of the Company's customers and potential customers may incur material costs in connection with this evaluation and any necessary repairs and replacements. Customers and potential customers may be required to devote material portions of their information technology budgets to address their own Year 2000 readiness issues. This could materially reduce their other information technology purchases in 1999, including their purchases of the Company's products, particularly as the year 2000 date change draws closer. The Company cannot quantify at this time the degree to which this issue may affect the Company's customers, potential customers or its own business.

Year 2000 Information and Readiness Disclosure Act

This section captioned "Year 2000 Readiness," as well as other statements herein or otherwise relating to the Year 2000 issues, are "Year 2000 Readiness Disclosures" pursuant to the "Year 2000 Information and Readiness Disclosure Act."

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $6.3 million as of June 30, 1999 compared to $6.5 million as of December 31, 1998.

The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 1999. Through June 30, 1999, the Company has incurred cumulative net operating losses of approximately $41.2 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of stockholders was held on May 12, 1999.

(b) At such meeting all 7 of the nominees for election as directors were elected to hold office until the next Annual Meeting. The votes cast with respect to each nominee for election as a director were as follows:

Election of Directors:                     For:               Withheld:
Gerald E. Bisbee, Jr., Ph.D.               5,179,361           153,103
Edward J. Connors                          5,179,361           153,103
Richard Dessimoz                           5,179,311           153,153
Peter Gladkin                              5,141,639           190,825
Thomas W. Hodson                           5,141,811           190,653
William A. Knaus, M.D.                     5,179,361           153,103
Lawrence S. Lewin                          5,179,361           153,103

At such meeting the stockholders ratified the adoption by the Board of Directors of the Non-Employee Director Supplemental Stock Option Plan as follows:
For:  3,634,824         Against:  200,527                   Abstain:  9,606

At such meeting the stockholders approved the Amendment to the Employee Stock Option Plan as follows:
For:  3,510,129         Against:  323,930                   Abstain:  10,898

At such meeting the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent accountants.
For:  5,323,604         Against:  7,160                     Abstain:  1,700

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit Number                            Description
                                          -----------

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

10.10                   Letter Agreement between the Company and the Northern New
                        England Cardiovascular Disease Study Group, dated March 13,
                        1995 **
10.11                   Licensing Agreement between the Company and Quality
                        Information Management Corporation, dated March 24, 1994 **
10.12                   Marketing Agreement between the Company and American
                        Healthcare Systems Purchasing Partners, L.P., dated as of
                        June 3, 1996 **
10.13                   Registration Agreement between the Company and each of Iowa
                        Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
                        Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
                        Heart Institute dated January 7, 1997 *
10.14                   Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
                        P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
                        M.D., dated January 7, 1997 ****
10.15                   Security Agreement dated February 11, 1997 made by the
                        Company for the use and benefit of Crestar Bank and
                        corresponding Commercial Note *****
10.16                   License Agreement between the Company and Vermont Oxford
                        Network, Inc., Related Services Agreement between the
                        Company and Vermont Oxford Network, Inc. and Consulting
                        Agreement between the Company and Clinimetrics, Inc. each
                        effective as of June 24, 1997 ++*****
10.17                   Employment Agreement by and between the Company and Gerald
                        E. Bisbee, Jr., Ph.D., dated May 5, 1997 +*****
10.18                   Employment Agreement by and between the Company and Scott A.
                        Mason, dated June 2, 1997 +*****
10.19                   Nonqualified Stock Option Agreement between the Company and
                        William A. Knaus, M.D. dated May 29, 1997 +*****
10.20                   APACHE Medical Systems, Inc. Employee Stock Option Plan,
                        Amended and Restated Effective May 12, 1999 *********
10.21                   Form of 1998 Employment Agreement +******
10.22                   Form of Nonqualified Director Stock Option Agreement +******
10.23                   Employment Agreement by and between Peter Gladkin and the
                        Company, dated May 30, 1998 +*******
10.24                   Employment Agreement by and between Gina Campbell and the
                        Company, dated August 24, 1998 +********
10.25                   Employment Agreement by and between Karen Miller and the
10.26                   Employment Agreement by and between Violet Shaffer and
                        the Company, dated April 28, 1998 +*********
10.27                   APACHE Medical Systems, Inc. Non-Employee Director
                        Supplemental Stock Option Plan +*********
11.1                    Computation of Earnings (Loss) Per Share **********
27.1                    Financial Data Schedule **********
             +      Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K
             ++     Confidential treatment was requested for a portion of this Exhibit
*                   Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
**                  Incorporated herein by reference to the Company's Registration
                    Statement on Form S-1 (File No. 333-04106)
***                 Incorporated herein by reference to the Company's Current Report on
                    Form 8-K filed on June 4, 1997 (File No. 0-20805)
****                Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
*****               Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
******              Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
*******             Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)
********            Incorporated herein by reference to the Company's Report on Form
                    10-K for the year ended December 31, 1998 (File No. 0-20805)
*********           Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)
**********          Filed herewith

(b)      Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APACHE MEDICAL SYSTEMS, INC.

Date:  August 13, 1999              /s/Peter Gladkin
                                    -----------------

                                    Peter Gladkin
                                    President and Chief Executive Officer

                                    /s/Karen C. Miller
                                    -------------------

                                    Karen C. Miller
                                    Vice President of Finance & Chief Financial
                                    Officer

                                INDEX TO EXHIBTS

Exhibit Number                    Description
                                  -----------

11.1                    Computation of Earnings (Loss) Per Share

27.1                    Financial Data Schedule