Form 10-Q
period 1999-09-30
APACHE MEDICAL SYSTEMS INC
filed 1999-11-12
CIK 883697

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999
                                       or

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


                                 (703) 847-1400
              (Registrant's telephone number, including area code)
             (Former name, former address and former fiscal year, if
                           changed since last report)

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



                                    7,365,189
   (Number of shares of common stock, $.01 par value per share, outstanding as of October 31, 1999)

                          APACHE MEDICAL SYSTEMS, INC.


                                      INDEX


                                                                                                       PAGE NO.
                                                                                                       --------

PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements........................................................................

             Consolidated Statements of Operations (unaudited) for the Three
               Months and Nine Months Ended September 30, 1999 and 1998...................................

             Consolidated Balance Sheets for the Nine Months Ended September
               30, 1999 (unaudited) and Year Ended December 31, 1998......................................

             Consolidated Statements of Changes in Stockholders' Equity
               (Deficit) for the Nine Months Ended September 30, 1999 (unaudited)
               and Year Ended December 31, 1998...........................................................

             Consolidated Statements of Cash Flows (unaudited) for the Nine
               Months Ended September 30, 1999 and 1998...................................................

             Notes to Consolidated Financial Statements (unaudited).......................................

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................................................

Item 3.       Quantitative and Qualitative Disclosures About Market Risk..................................

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K............................................................

Signatures................................................................................................

Index to Exhibits.........................................................................................

                          PART 1-FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  THREE MONTHS ENDED                      YEAR TO DATE
                                                  ------------------                      ------------
                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                1999              1998               1999              1998
                                            ---------         ----------         ----------           --------
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue                                     $   2,972         $    2,153          $   9,910          $   7,903

Expenses:
  Cost of goods sold                              927              1,081              2,407              2,965
  Research and development                        131                384                582              1,034
  Selling, general and administrative           1,630              2,308              5,875              6,615
                                            ---------         ----------         ----------           --------
          Total expenses                        2,688              3,773              8,864             10,614

Income (Loss) from Operations                     284             (1,620)             1,046             (2,711)

Other income (expense):
  Interest income                                  73                107                248                394
  Interest expense                                 (8)                (9)               (25)               (28)
  Other, net                                        -                  3                  6                  3
                                            ---------         ----------         ----------           --------

Net Income (Loss)                           $     349         $   (1,519)        $    1,275           $ (2,342)
                                            =========         ==========         ==========           ========

Basic and diluted net income (loss) per
share                                       $    0.05         $    (0.21)        $     0.17          $   (0.32)
                                            =========         ==========         ==========           ========

Weighted average number of shares used
for calculation of net income (loss)
per share                                       7,361              7,292              7,350              7,292
                                            =========         ==========         ==========           ========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                     SEPTEMBER 30,                DECEMBER 31,
                                                                          1999                        1998
                                                                       ----------                 ----------
                                                                       (in thousands except per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                             $     5,044                 $    5,532
Short-term investments                                                      1,048                      1,000
Accounts receivable, net                                                    2,371                      2,972
Prepaid expenses and other                                                    609                        749
                                                                       ----------                 ----------
      TOTAL CURRENT ASSETS                                                  9,072                     10,253

Other trade receivables, net of current maturities                              _                          4

Furniture and equipment                                                     3,659                      3,589
Less accumulated depreciation and amortization                             (3,106)                    (2,704)
                                                                       ----------                 ----------
                                                                              553                        885

Capitalized software costs, net                                               717                        506
Intangible assets, net                                                        407                        494
                                                                       ----------                 ----------


      TOTAL ASSETS                                                      $  10,749                  $  12,142
                                                                        =========                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                      $       919                $     1,129
Accrued expenses                                                            2,157                      3,667
Deferred revenue                                                            2,376                      3,158
Current maturities of long term obligations                                   166                        180
                                                                       ----------                 ----------
      TOTAL CURRENT LIABILITIES                                             5,618                      8,134

Deferred rent benefit                                                          13                         62
Maturities of long term obligations, net of current
maturities                                                                     72                        206
                                                                       ----------                 ----------
      TOTAL LIABILITIES                                                     5,703                      8,402

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, authorized shares, 30,000,000
at September 30, 1999 and December 31, 1998: issued and
outstanding shares, 7,365,189 at September 30, 1999 and
7,330,473 at December 31, 1998.                                                74                         73
Additional paid-in capital                                                 45,800                     45,770
Accumulated deficit                                                       (40,828)                   (42,103)
                                                                       ----------                 ----------

      TOTAL STOCKHOLDERS' EQUITY                                            5,046                      3,740
                                                                       ----------                 ----------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   10,749                 $   12,142
                                                                       ==========                 ==========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (unaudited)


                                                 COMMON STOCK             ADDITIONAL
                                         -----------------------------      PAID-IN         ACCUMULATED
(IN THOUSANDS, EXCEPT SHARE DATA)           SHARES           AMOUNT         CAPITAL           DEFICIT            TOTAL
                                         --------------    -----------   --------------   -----------------   -------------

BALANCE, JANUARY 1, 1997                   7,238,922             72          45,325            (22,992)           22,405
Issuance of common stock options                   -              -             291                  -               291
Exercise of common stock options              10,490              -              30                  -                30
Issuance of common stock under Employee
Stock Purchase Plan                           18,344              1              57                  -                58
Net Income (Loss)                                  -              -               -            (15,918)          (15,918)
                                         --------------    -----------   --------------   -----------------   -------------
BALANCE AT DECEMBER 31, 1997               7,267,756             73          45,703            (38,910)            6,866
Issuance of common stock under Employee
Stock Purchase Plan                           62,717              -              67                  -                67
Net Income (Loss)                                  -              -               -             (3,193)           (3,193)
                                         --------------    -----------   --------------   -----------------   -------------
BALANCE AT DECEMBER 31,1998                7,330,473             73          45,770            (42,103)            3,740
Exercise of common stock options               2,600              -               2                  -                 2
Issuance of common stock under Employee
Stock Purchase Plan                           32,116              1              28                  -                29
Net Income (Loss)                                  -              -               -              1,275             1,275
                                         --------------    -----------   --------------   -----------------   -------------
BALANCE AT SEPTEMBER 30, 1999              7,365,189             74          45,800            (40,828)            5,046
                                         ==============    ===========   ==============   =================   =============

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                 30-SEP-99            30-SEP-98
                                                                             -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                    (IN THOUSANDS)
  Net income (loss)                                                             $    1,275         $    (2,342)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization                                                    632                 570
      Provision for doubtful accounts                                                  616                  30
      Changes in operating assets and liabilities:
           Accounts receivable                                                         (15)             (1,487)
           Other trade receivables                                                      36                  38
           Other current assets                                                        107                (453)
           Accounts payable and accrued expenses                                    (1,720)             (1,270)
           Deferred rent                                                               (49)                (39)
           Deferred revenue                                                           (782)                581
                                                                             -------------------  ------------------

       NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES                           100              (4,372)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                              (354)               (374)
  Purchase of furniture and equipment                                                  (70)               (220)
  Decrease in short-term investments                                                   (48)              4,233
                                                                             -------------------  ------------------

       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                          (472)              3,639

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on capital lease obligations                                      (13)                (12)
  Principal payments on borrowings                                                    (134)               (138)
  Proceeds from issuance of notes payable                                                -                 391
  Proceeds from issuance of common stock under employee stock purchase
  plan                                                                                  29                  51
  Proceeds from issuance of common stock upon exercise of options                        2                   -
                                                                             -------------------  ------------------

       NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                          (116)                292

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (488)               (441)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     5,532               5,634
                                                                             -------------------  ------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    5,044          $    5,193
                                                                             ===================  ==================

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                     $       8            $     30

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


         REVENUE. Revenue for the quarter ended September 30, 1999 increased 38% to $3.0 million from $2.2 million in the prior year period. This increase is due primarily to an increase in Systems revenues from both new and existing customers. Revenue for the nine months ended September 30, 1999 increased 25% to $9.9 million from $7.9 million in the prior year period. This increase is related to an increase in Systems revenues from existing customers offset by a decrease in Professional Services, primarily Health Outcomes Research and Strategic Consulting.


         COST OF GOODS SOLD. Cost of goods sold for the quarter ended September 30, 1999 decreased 14% to $927,000 from $1.1 million in the prior year period. This decrease was due primarily to a decrease in the costs associated with Systems contracts and Professional Services. Cost of goods sold for the nine months ended September 30, 1999 decreased 19% to $2.4 million from $3.0 million in the prior year period. During the first half of 1999, improvements in the Company's implementation process resulted in the reduction of previously accrued costs related to migration contracts.


         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 1999 decreased 29% to $1.6 million from $2.3 million in the prior year period. Selling, general and administrative expenses for the nine months ended September 30, 1999 decreased 11% to $5.9 million from $6.6 million. These decreases were due to overall reductions in selling, general and administrative expenses.


         RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended September 30, 1999 decreased 66% to $131,000 from $384,000 in the prior year period. Research and development expenses for the nine months ended September 30, 1999 decreased 44% to $582,000 from $1.0 million in the prior year period. These decreases were due to improvements in productivity in product generation processes that resulted in decreases in consulting expense, staffing requirements and related costs. The Company is continuing its initiative to internet enable its various decision support applications while cutting other expenses related to peripheral activities. During the nine months ended September 30, 1999, capitalized software development costs were $354,000, compared to $374,000 in the prior year period.


         OTHER INCOME (EXPENSE). Other income decreased from $101,000 for the quarter ended September 30, 1998 to $65,000 for the quarter ended September 30, 1999. The decrease is due to a decrease in interest income as a result of a reduction in cash.


         YEAR 2000 READINESS. The Year 2000 computer problem originated from programmers writing software code that used two digits instead of four to represent the year. After December 31, 1999, computers and soft-ware may incorrectly assume that the year is "1900" rather than "2000." This could lead to system failures and disruptions to activities and operations. In addition, the Year 2000 is a leap year, which may further exacerbate incorrect calculations, functions or system failures. At this time it is difficult to predict the effects such disruptions could have and the liabilities that any company may face as a result of these failures. Moreover, companies must not only consider their own products and computer systems, but also the Year 2000 readiness of any third parties, including principal vendors and customers. The Company has identified the following five phases to describe its process of achieving Year 2000 readiness: awareness, assessment, renovation, validation and implementation.


State of Readiness


         The Company became aware in early 1997 of its potential Year 2000 issues and established a Year 2000 team with outside consultants to assess its Year 2000 issues and develop an overall strategy. In 1997, the Company began an assessment of its products, and its own information technology ("IT") and non-IT systems and the Company's vendors to determine whether they are or will be Year 2000 ready. To ensure that the IT and non-IT systems are, or will be, Year 2000 ready, surveys of the Company's products, services and systems were conducted. These included but were not limited to: audits and analyses of the Company's internal IT systems including hardware and software; assessment of critical non-IT systems, including real estate and other embedded technologies; and surveys of principal vendors as to Year 2000 readiness. The Company identified several internal IT and non-IT systems that were not Year 2000 ready. These internal systems have either been replaced with Year 2000 ready systems or will be upgraded to the Year 2000 ready product. All internal system upgrades are expected to be completed by the fourth quarter of 1999. The Company has received written assurances from material principal vendors as to Year 2000 readiness within that timeframe.


         The majority of the Company's efforts regarding Year 2000 readiness focused on the Company's products, including software applications, operating systems, relational database management systems, tools and utilities sold to clients. The assessments indicated that the version of the Company's Medical Cost Management Program ("MCMP") product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, its operating system, database releases and relational database management systems, that was sold to customers prior to 1998, was not Year 2000 ready. The Company accordingly, has focused its attention on its next generation CCS product. The Company believes the application, operating systems and relational database management system release, tools and utilities are Year 2000 ready. The CCS product also includes new features and enhancements. The CCS product operates on a PC based client/UNIX server platform, supporting Windows 95/NT/98. The Company has completed renovation and validation activities on modules of the CCS product and has implemented completed modules into the CCS product. An independent consultant has reviewed and validated that the CCS product is Year 2000 compliant.


         The assessment is complete for two other software applications that the Company sold to clients. The Acute Care Voyager+ product has been renovated and validated by an independent consultant. Shipment of the new product began in May 1999. The HIV Manager product has been renovated. Validation of the product was completed October 1999.


         Other software applications products sold by the Company have been renovated and where necessary, the changes have been implemented to deliver Year 2000 ready products. Changes were implemented during the third quarter of 1999.


         As an integral part of the Company's assessment, independent consulting firms have been hired to provide additional testing and validation of the Company's Year 2000 readiness of its software products currently being sold to its customers. The goals and objectives of this assessment are to: validate that software and hardware is Year 2000 ready; ensure that applications accurately store and calculate information based on date fields which contain dates before and after the Year 2000; ensure that communications software and hardware is Year 2000 ready; ensure that appropriate stored and archived data will be consistent with Year 2000 certified software; and engineer a test facility that will be available to the Company's personnel, as well as its customers, to verify that such certified systems are in fact Year 2000 ready. This additional validation and testing has two phases. The first phase consists of reassessment and renovation. The second phase repeats the process of ongoing assessment, renovation of problems, and validation of corrections. Initial validation of Year 2000 readiness was completed during the first quarter of 1999. Additional validation and testing is in process and on schedule.

Costs to Address Year 2000 Issues


         The calculation of costs incurred to address Year 2000 issues has been limited to costs to bring the Company's products, and its own IT and non-IT systems to Year 2000 readiness or to accelerate replacement systems to become Year 2000 ready. Costs incurred in the normal maintenance of the Company's IT and non-IT systems are not included. The Company estimates it has incurred approximately $965,000 to date for Year 2000 assessment, renovation, validation, and implementation and accelerated development costs, and that total costs through implementation will be approximately $1.1 million.


Risks of the Company's Year 2000 Issues


         As the existing MCMP product operating system and relational database management system releases could not be confirmed Year 2000 ready, the Company has decided not to support the MCMP product beyond December 15, 1999. The Company offered existing clients the ability to migrate to the new CCS product on favorable terms. A majority of the clients using the old UNIX version of the MCMP product have migrated to the new CCS product. The remainder have indicated that they intend to discontinue use of the existing product completely or are still assessing their systems and migrations options. The Company's ability to perform migrations by December 15, 1999 is dependent upon the Company's timely receipt of migration contracts and the technical cooperation of its customers. The favorable terms and migration services offered to existing customers to encourage migration to the new CCS product are not expected to have a material impact on the Company's future operating results or financial position. Because the Company is not yet aware of the plans of the remaining customers who have not yet accepted the Company's terms for migration to the new CCS product, the Company is not yet able to fully evaluate the impact of Year 2000 issues associated with the UNIX version of the MCMP product. Due to the uncertain nature of Year 2000 issues and their impact on the industry, the outcome cannot be predicted at this time. The Company believes that this uncertainty should be resolved and clarified by the fourth quarter of 1999.


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

                         LIQUIDITY AND CAPITAL RESOURCES


         Cash and short-term investments were $6.1 million as of September 30, 1999 compared to $6.5 million as of December 31, 1998.


         During the third quarter, the Company executed a lease to remain in its existing headquarter office space. The rental payments under the lease will increase from approximately $40,000 per month to approximately $54,000 per month beginning December 1, 1999. The term of the lease is seven years.


         The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through the next twelve months. Through September 30, 1999, the Company has incurred cumulative net operating losses of approximately $40.8 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.


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

                           PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

Exhibit Number                                      Description
--------------                                      -----------
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

3.1               Amended and Restated Certificate of Incorporation *****

3.2               By-Laws **

4.1               Specimen Common Stock Certificate **

4.2               Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of
                  May 6, 1997 ***

10.1              APACHE Medical Systems, Inc. Employee Stock Option Plan *****

10.2              APACHE Medical Systems, Inc. Non-Employee Director Option Plan *****

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

10.17             Employment Agreement by and between the Company and Gerald E. Bisbee, Jr., Ph.D., dated May 5,
                  1997 *****

10.18             Employment Agreement by and between the Company and Scott A. Mason, dated June 15, 1999
                  **********

10.19             Nonqualified Stock Option Agreement between the Company and William A. Knaus, M.D. dated May
                  29, 1997 *****

10.20             APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated Effective May 12,
                  1999 *********

10.21             Form of 1998 Employment Agreement ******

10.22             Form of Nonqualified Director Stock Option Agreement ******

10.23             Employment Agreement by and between Peter Gladkin and the Company, dated May 30, 1998 *******

10.24             Employment Agreement by and between Gina Campbell and the Company, dated August 24,
                  1998********

10.25             Employment Agreement by and between Karen Miller and the Company, dated September 30, 1998 ********

10.26             Employment Agreement by and between Violet Shaffer and the Company, dated April 28, 1998*********

10.27             APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan *********

10.28             Employment Agreement by and between Sean Seerey and the Company, dated May 11, 1999 **********

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

******            Incorporated herein by reference to the Company's Report on Form 10-K for the year ended
                  December 31, 1997 (File No. 0-20805)

*******           Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended
                  June 30, 1998 (File No. 0-20805)

********          Incorporated herein by reference to the Company's Report on Form 10-K for the year ended
                  December 31, 1998 (File No. 0-20805)

*********         Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended
                  March 31, 1999 (File No. 0-20805)

**********        Filed herewith

(b)      Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     APACHE MEDICAL SYSTEMS, INC.
Date:    November 12, 1999
         -----------------
                                                     By:      /s/Peter Gladkin
                                                              -------------------------
                                                              Peter Gladkin
                                                              President and Chief Executive Officer


                                                     By:      /s/Karen C. Miller
                                                              ---------------------------
                                                              Karen C. Miller
                                                              Vice President of Finance & Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit Number                            Description
--------------                            -----------
10.18                         Employment Agreement by and between the Company and Scott A. Mason, dated June 15,
                              1999

10.28                         Employment Agreement by and between Sean Seerey and the Company, dated May 11, 1999

11.1                          Computation of Earnings (Loss) Per Share

27.1                          Financial Data Schedule