Form 10-K
period 1999-12-31
APACHE MEDICAL SYSTEMS INC
filed 2000-03-30
CIK 883697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

            1650  TYSONS  BOULEVARD,                    22102
               MCLEAN,  VIRGINIA                     (ZIP  CODE)
   (ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (703) 847-1400

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                 TITLE OF CLASS

                     COMMON STOCK $.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  X      No
                                                     ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 1, 2000 was approximately $25,425,000. The number of outstanding shares of the registrant's Common Stock as of that date was 7,392,850.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 31, 2000 are incorporated herein by reference into Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM  1.  BUSINESS

OVERVIEW

     APACHE Medical Systems, Inc. ("APACHE" or the "Company") provides clinically based decision support information systems, research and consulting services to the healthcare industry. The Company provides hospitals and physicians with patient-specific, concurrent and predictive outcomes information at the point of care that can be used to assist them in making clinical and resource utilization decisions. APACHE's products and services address the information needs of both healthcare practitioners and administrators by enabling joint access to clinical and utilization information, which facilitates the containment of costs, and the delivery of more consistent, high-quality care, including the potential reduction of medical errors. APACHE's products and services are focused on high-risk, high-cost patients, such as critical care, acute care, cardiovascular care, HIV/AIDS and certain chronically-ill patients, who typically account for a disproportionately large share of healthcare expenditures.

THE  APACHE(R)  SOLUTIONS

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

     The Company's primary decision support system is focused on critical care and targets hospitals and health systems with over 200 beds. For this market, in 1998 the Company introduced a new product line, the APACHE Critical Care Series ("CCS"), and a companion set of clinical consulting services marketed under the APACHE Best Care (TM) Services label. These replaced the Company's previous Medical Cost Management Program ("MCMP") and related Critical Care System offerings. The CCS is compromised of two major modules, Voyager+ and Discover+, which are described below.

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

     Clinical Outcomes Methodologies. APACHE's methodologies include algorithms that apply relative weightings to selected physiological variables to define a patient's health status. APACHE's methods of measuring variations in a patient's health status and outcomes in critical care have been utilized in connection with more than 1,600 peer-reviewed articles in professional journals. APACHE has acquired rights to and refined these methodologies, which were originally developed by leading academic medical centers such as The George Washington University Hospital and Dartmouth-Hitchcock Medical Center.

     Proprietary Databases. The Company's databases include data on a variety of health parameters, such as vital signs, laboratory results and measures of physiological function, as well as outcomes data, such as adverse occurrences, morbidity and mortality. The databases contain information from more than 1,500,000 patients, most of whom are high-risk, high-cost patients. The Company created, and continues to refine, the critical care and sub-acute care databases. APACHE acquired rights to its cardiovascular care, acute care, HIV/AIDS, and neonatal databases. In cardiovascular and acute care, APACHE also acquired the rights to related methodologies. APACHE's databases are periodically updated with patient data from customers as well as special studies, with the goal of ensuring that the databases reflect the results of current medical practice on a national basis.

     APACHE's products and services are currently focused on coverage of patients in the critical, acute, sub-acute, and cardiovascular care categories. The Company also currently offers products, consulting services, and health outcomes research in HIV/AIDS and is considering adding additional categories in the future.

APACHE  PRODUCTS  AND  SERVICES

     The following tables summarize the major products and services currently offered by the Company.


                               APACHE  PRIMARY  INFORMATION  SYSTEMS  PRODUCTS:

     PRODUCT              PRODUCT LINE                 TARGET MARKET           PRODUCT DESCRIPTION
----------------  -----------------------------  --------------------------  ------------------------
Benchmark Study   Critical care; cardiovascular  Acute care hospitals with   One-time comparative
                  care                           ICU's; acute care           analysis and report of a
                                                 hospitals with heart        provider's clinical and
                                                 centers                     financial performance;
                                                                             used to identify and
                                                                             quantify opportunities
                                                                             for cost or quality
                                                                             improvement.

APACHE            Critical care                  Acute care hospitals with   Point-of-care
Critical Care                                    ICU's                       information system,
Series:                                                                      providing daily and
Discover+                                                                    prospective outcomes
                                                                             predictions, as well as,
                                                                             response to treatment
                                                                             trending and reporting.
                                                                             These tools support the
                                                                             case management of
                                                                             individuals and patient
                                                                             groups.


APACHE            Critical care                  Acute care hospitals with   Multi-dimensional
Critical Care                                    ICU's                       analytical tools
Series: Voyager+                                                             providing severity
                                                                             adjusted outcomes
                                                                             compared to normative
                                                                             standards, integration
                                                                             of financial and
                                                                             clinical outcomes and
                                                                             standard reports.

APACHE Acute      Acute care                     Acute care hospitals,       Used for quality
Care Voyager+                                    business coalitions         assurance and to
                                                                             identify priorities for
                                                                             clinical process
                                                                             improvement and assess
                                                                             results of these
                                                                             initiatives. Both
                                                                             Critical Care and Acute
                                                                             Care Voyager+ products
                                                                             include JCAHO
                                                                             ORYX-certified outcomes
                                                                             measures.

HIV Manager       HIV/AIDS                       Physicians and Physicians'  Physician practice
                                                 Groups                      management tool
                                                                             including electronic
                                                                             medical record and
                                                                             outcomes comparisons to
                                                                             national and group
                                                                             norms.

APACHE  HEALTH  OUTCOMES  RESEARCH  AND  DISEASE  MANAGEMENT  PRODUCTS  SERVICES:


      PRODUCT          PRODUCT LINE            TARGET MARKET              SERVICE DESCRIPTION
------------------  -----------------  ----------------------------  ---------------------------
Clinical Trial      All Product Lines  Pharmaceutical,               Protocol/analytic study
Support                                biotechnology, medical        design; severity adjusted
                                       device/diagnostic companies;  risk prediction modeling in
                                       contract research             support of efficacy testing
                                       organizations                 and reporting.

Product Marketing   All Product Lines  Pharmaceutical,               Outcomes research; market
Information Tools                      biotechnology, medical        analysis; data sets; data
                                       device/diagnostic companies;  analysis; reporting and
                                       contract research             related services.
                                       organizations

Disease Management  All Product Lines  Pharmaceutical,               Short and long-term cost
Programs                               biotechnology, medical        benefit analysis; risk
                                       device/diagnostic companies;  prediction
                                       contract research             models/methodologies; best
                                       organizations; healthcare     practice norms/protocols.
                                       providers

Custom Analysis,    All Product Lines  Pharmaceutical,               Data management, analysis
Report Cards,                          biotechnology, medical        and reporting services
Registries                             device/diagnostic companies;  offering comparisons to
                                       contract research             best demonstrated
                                       organizations; healthcare     practices, regional norms,
                                       providers                     national norms.

APACHE  BEST  CARE  CLINICAL  CONSULTING  SERVICES:



                      PRODUCT
     PRODUCT            LINE          TARGET MARKET               SERVICE DESCRIPTION
------------------  -------------  -------------------  ----------------------------------------
Clinical Process    Critical Care  Hospitals and IDS's  Assesses the organization's performance
Improvement                                             against national norms and best
Program                                                 practices; determines organization
                                                        readiness for change, and implements one
                                                        process improvement project delivered
                                                        simultaneously with a hospital's
                                                        implementation of CCS products.


Annual Performance  Critical Care  Hospitals and IDS's  Assesses the organization's performance in light of both national norms, best
                                                        practices and new medical practice and
                                                        care process developments uncovered by
                                                        APACHE database analysis and outcomes
                                                        research; can be used in conjunction
                                                        with client's budgeting process to plan
                                                        priorities, staffing and investment.

Bed Planning Study  Critical Care  Hospitals and IDS's  Projects and plans for the hospital's daily demand for intensive care and/or
                                                        step-down unit beds in light of planned
                                                        or potential APACHE recommended care
                                                        management changes.

Operations          Hospital wide  Hospitals and IDS's  Rapid redesign of hospital operations
Improvement                                             and care delivery infrastructure.


APACHE/NATIONAL  HEALTH  ADVISORS  STRATEGIC  CONSULTING  SERVICES:


     PRODUCT                TARGET MARKET                      SERVICE DESCRIPTION
--------------------  -------------------------  -----------------------------------------------
e-Health Strategies   Acute Care Hospitals       Development of Internet positioning strategies.
                      Regional Delivery Systems

Strategic Planning    Acute Care Hospitals       Three to five year strategic plans, vision
Studies               Regional Delivery Systems  development, product line analyses, and implementation plans.

Integrated Delivery   Acute Care Hospitals       Partners' analyses and development and
Network (IDN)                                    implementation of mergers/post-merger
Development &                                    integration.
Implementation

Growth Strategies     Acute Care Hospitals       Development of revenue enhancing initiatives.
                      Regional Delivery Systems

Leadership Retreats   Acute Care Hospitals       Annual leadership meeting of governance,
                      Regional Delivery Systems  medical staffs, and management which address critical governance, management, and medical
                                                 issues.
Clinical Service      Acute Care Hospitals       Development of discrete, branded service lines.
Line Development . .  Regional Delivery Systems

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

     No  customer accounted for more than 10% of the Company's revenue in 1999.

TECHNOLOGY  AND  PRODUCT  DEVELOPMENT

     The Company believes that the timely development of new products and the enhancement of existing product lines are important to continue to build on its competitive position. APACHE releases enhancements, standard upgrades, revisions and new products on an ongoing basis.

     The Company's development strategy includes products and services that: (i) leverage APACHE's databases; (ii) increase the functionality of current products; and (iii) expand coverage along the continuum of care to additional disease or procedure groups. The Company's major products are based on internally developed software and analytical studies. Late in 1998, the Company began selling turnkey systems including computer hardware sourced from the manufacturers. The software products are generally built on a client/ server architecture that includes UNIX or Windows NT-based servers, Windows 95/NT-based PCs, graphical user interfaces and other software developed by third-party vendors. The server hosts a comprehensive data repository using relational database management system ("RDBMS") and multidimensional database ("MDDB") technologies. The server can interface with hospital systems, such as the laboratory, admission and bedside charting systems, and uses an open standard HIE, Inc. interface engine to support the current versions of the industry standard Health Level 7 information exchange protocols.

     In 1998, the Company commissioned an independent third party to undertake a feasibility study concerning development by the Company of an architecture pursuant to which the Company could provide its clients with Internet-based access to certain of the Company's products. In 1999, the Company proceeded with development of Internet based decision support products and services. The Company has implemented a functional fault tolerant Internet architecture Residing on computer platforms from Data General, a division of EMC Corporation ("DG"), and operating via a backbone provided by UUNET, an MCI Worldcom Company. The Company intends to introduce the first such Internet based decision support applications in the year 2000.

SALES  AND  MARKETING

     The Company currently markets and sells its products and services through a direct sales force. APACHE believes that the most effective use of its direct sales force is in marketing the CCS and Best Care program to hospital systems and individual hospitals with 200 or more licensed beds.

     During 1999, the Company continued its marketing agreement with an affiliate of Premier, Inc., which provides buying services to a group of approximately 1,800 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999.

     Also during 1999, the Company continued the APACHE partnership program. This is a risk sharing system partnership, including consulting services, which allows the client access to the APACHE Critical Care system benefits without the need for outright purchase of the system. The Company believes that this risk sharing approach has been well received by prospective partnership clients in 1999 resulting in several new installations based on the partnership approach.

     APACHE's consulting services are marketed both as part of the Best Care program and separately by the Company's consultants. The Company's Health Outcomes Research and strategic consulting services are marketed by the developers of those programs and other Company professionals directly to suppliers and providers.

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

     The Company also seeks to protect the source code of its software and its databases as trade secrets and under copyright law. The Company has copyright registrations for certain of its software, user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data are protectable, the actual data are not, and others are free to attempt to create databases that perform the same function. The Company believes, however, that the creation of competing databases would be very time consuming and costly. In addition, the Company expects that the pending implementation of HIPAA, as defined below, could raise an additional barrier to entry for prospective competitors.


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

COMPETITION

     The market for healthcare information systems and services is highly competitive and rapidly changing. The Company believes that the principal competitive factors for clinical outcomes systems and services are achieving documented success in impacting cost and quality and demonstrating an attractive payback on the decision support system investment. Other differentiating factors include quality and depth of the underlying clinical outcomes databases, the proprietary nature of methodologies, databases and technical resources, customer service and support, compatibility with the customer's existing information systems, potential for product enhancement, vendor reputation, price and the effectiveness of marketing and sales efforts.

     The Company's competitors include other companies that collect and distribute healthcare data, such as HCIA-Sachs Inc., MIDS, Inc., CareScience, Inc., HBS International, The MEDSTAT Group, MEDai, Inc. and Iameter. Other companies that provide healthcare information systems include Cerner Corporation, McKessonHBOC, Shared Medical Systems Corporation, Eclipsys Corporation, IDX Systems Corporation, VitalCom Inc. and Medical Information Technology, Inc. A number of these companies both compete for the health system's information investment dollars and represent potentially attractive distribution channels for the Company. The Company's products and services differ from the products and services offered by competitors by the clinically data-based, acquity adjusted focus on both high-risk, high-cost patients for both concurrent and predictive outcomes information. Many of the Company's competitors and potential competitors may have greater financial, product development, technical and marketing resources than the Company, and currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. The Company also faces potential competition from existing and new industry associations, such as the Project Impact initiative, sponsored by the Society for Critical Care Medicine, who are attempting to collect data from their member physicians in a voluntary association effort to build registry services and comparative reports. As the market for decision support systems develops, additional competitors may enter the market and competition may intensify. While the Company believes that it continues to successfully differentiate itself from competitors, there can be no assurance that future competition would not have a material adverse effect on the Company.

GOVERNMENT  REGULATION

     The confidentiality of patient records and the circumstances under which such records may be released is subject to substantial regulation under state and federal laws and regulations. To protect patient confidentiality, data entries to APACHE's databases omit any patient identifiers, including name, address, hospital and physician. The Company believes that in 1999 its procedures complied with the then current laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws would not materially restrict the ability of the Company to obtain patient information originating from records.

     Patient Data and Confidentiality: The Health Insurance Portability and Accountability Act of 1996 ("HIPAA" or the "Act") mandates administrative simplification by requiring certain standardized information transactions through the use of uniform elements. To date, proposed regulations under the Act have been issued for public comment but have not yet been finalized. The Act and the proposed regulations would impose a number of stringent requirements on health plans, health care providers, health care clearinghouses, and their "business partners." In particular, the regulations mandate the use of certain safeguards to secure the confidentiality of electronic medical records. The regulations implement required security standards for all "health information" pertaining to an individual that is electronically maintained or electronically transmitted. The basic standards require entities to (1) assess their risks and vulnerabilities, (2) maintain appropriate security measures, and (3) document these methods. At a minimum, the methods must include administrative procedures, physical safeguards, technical security services, and technical security mechanisms to guard data integrity, confidentiality, and availability of confidential patient information.

     The proposed regulations also impose additional restrictions on the use of an individual's health information. Under the regulations, health plans, health care providers, health care clearinghouses and their business partners must:
(i) not use or disclose an individual's "protected health information" without first obtaining an authorization from that individual, except for treatment, payment, or health care operations, (ii) provide individuals with specific rights relating to obtaining and correcting their protected health information, and (iii) adhere to the administrative requirements of the regulations, which include designating a privacy official; creating a contact person or office to handle complaints; training employees regarding the entity's policies and procedures; implementing appropriate administrative, technical, and physical safeguards to protect protected health information; providing a process for individuals to make complaints; and documenting compliance with the regulations through policies and procedures.

     The requirements of the Act and regulations will not be effective until two years after the regulations are finalized, which is not currently expected to occur until the summer of 2000. To the extent that uncertainty regarding the application of the Act impacts our customers' purchasing decisions and the Company incurs the incremental cost for system modifications required to comply with the Act, the Act may have a material adverse effect on the Company and its operations beginning in 2000 and continuing for the next few years. To the extent that the Company has access to confidential patient information as defined under the Act and regulations, it will be required to be in compliance with such regulations if and when the Act goes into effect. The Company is closely monitoring the status of the proposed regulations and intends be in full compliance with them when they become final and effective. However, compliance cannot be assured and the cost of achieving compliance is not known at this time.

     Patient Safety: In November of 1999, the Institute of Medicine (IOM) of the National Academies issued a report compiling findings of major studies of medical errors that pointed to high rates of medical errors resulting in deaths, permanent disability, and unnecessary suffering. The document also laid out suggestions for a comprehensive strategy for government, industry, consumers, and health providers to reduce medical errors, and called on Congress to create a national patient safety center to develop new tools and systems needed to address these problems.

     In response to this study, the Clinton Administration in February 2000, announced several new edicts not requiring Congressional action, including:
immediate mandatory reporting requirement for the 500 Defense Department-administered hospitals, a Health Care Financing Administration requirement for error reduction plans in all hospitals that participate in Medicare, and giving the Food and Drug Administration one year to develop new standards to help prevent medical mistakes caused by sound-alike drug names or look-alike products.

     It is not known what impact, if any, final regulations or legislation may have on the Company.

      Other Government Regulation: The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, government regulation of reimbursement rates and capital expenditures in the United States healthcare industry has increased. Lawmakers continue to propose programs to reform the United States healthcare system, which may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals by curtailing or deferring investments, including investments in the Company's products. The Company cannot predict what impact, if any, such factors may have on its business, financial condition and results of operations or on the price of the Common Stock.

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

EMPLOYEES

     As of December 31, 1999, the Company employed a total of 69 full-time employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are satisfactory and in keeping with industry norms.

ITEM  2.  PROPERTIES

     The  Company  occupies  approximately  21,000  square  feet of space at its
headquarters  in McLean, Virginia, under a lease expiring November 2006.   These
facilities  are  considered  suitable  and  adequate  for their intended use.

ITEM  3.  LEGAL  PROCEEDINGS

     The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently subject to, and none of its properties is subject to, any material legal proceedings.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters which required a vote of security holders during the three months ended December 31, 1999.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The following persons are the executive officers of the Company who have been elected to their respective offices by the Board of Directors of the Company to serve until the election and qualification of their respective successors:


 NAMES                   AGE           POSITION
------                  ----           ---------
Peter  Gladkin           52        President  and  Chief  Executive  Officer
Scott  A.  Mason         48        Secretary  and  Executive  Vice  President
Karen  C.  Miller        40        Vice  President,  Finance  and  CFO
Regina  M.  Campbell     49        Vice  President  and  General  Counsel
Donald  W.  Seymour      50        Vice  President  of  Consulting
Sean  Seerey             35        Vice  President  of  Sales
Violet  L.  Shaffer      51        Vice  President  of  Marketing

     Peter Gladkin has served as President and Chief Executive Officer since July 1998. Prior to joining the Company, Mr. Gladkin was President and Chief Operating Officer of Health Data Sciences Corporation ("HDS") from 1994 to 1997. Mr. Gladkin was with Hewlett Packard Company ("HP") from 1971 to 1994 during which time he was responsible for various sales, marketing, and business entities throughout the U.S., Europe and worldwide. From 1987 to 1994, while at HP, he was General Manager of Healthcare Information Systems, a strategic business unit of HP's Medical Products Group.

     Scott A. Mason has served as Secretary and Executive Vice President of the Company since June 1997. Dr. Mason served as Managing Partner and Founder of National Health Advisors ("NHA") from 1981 through June 1997 when NHA was acquired by the Company.

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

     Sean Seerey has served as Vice President of Sales of the Company since May 1999. Prior to assuming this position, Mr. Seerey served in various sales and sales management roles within the Company for the past seven years. Prior to joining the Company Mr. Seerey was District Sales Manager at Oracle from 1989 to 1991.

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

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "AMSI." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap Market.


                                     HIGH      LOW
                                    ------   ------
Year  Ended  December  31,  1999
     First  Quarter                $ 7.94    $ 0.38
     Second  Quarter                 1.63      0.94
     Third  Quarter                  2.00      1.00
     Fourth  Quarter                 2.13      0.88
Year  Ended  December  31,  1998
     First  Quarter                $ 4.38    $ 0.94
     Second  Quarter                 3.50      1.86
     Third  Quarter                  2.75      0.88
     Fourth  Quarter                 2.13      0.38

     As of March 1, 2000, the Company had approximately 3,412 holders of record of its Common Stock.

     The Company has never paid or declared any cash dividends and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its future earnings, if any, to fund the development and finance the growth of its business. The amount and timing of any future dividends will depend on improvements in Company operations as well as general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and such other factors as the Company's Board of Directors may deem relevant.

ITEM  6.  SELECTED  FINANCIAL  DATA

                                          SELECTED CONSOLIDATED FINANCIAL DATA


                                                                YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------
                                                       1999      1998      1997       1996      1995
                                                     --------  --------  ---------  --------  --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
     Systems. . . . . . . . . . . . . . . . . . . .  $ 5,046   $ 2,384   $    935   $ 4,459   $ 2,865
     Support. . . . . . . . . . . . . . . . . . . .    2,330     2,117      1,961     1,486     1,352
     Professional services. . . . . . . . . . . . .    4,647     5,705      5,732     5,649     5,548
                                                     --------  --------  ---------  --------  --------
          Total revenue . . . . . . . . . . . . . .   12,023    10,206      8,628    11,594     9,765
Expenses:
     Cost of operations . . . . . . . . . . . . . .  $ 3,142   $ 4,378   $  5,404   $ 4,159   $ 3,638
     Research and development . . . . . . . . . . .      701     1,317      2,704     1,723     1,919
     Selling, general and
       administrative . . . . . . . . . . . . . . .    7,125     8,145     14,028     9,704     7,518
     Restructuring Charge . . . . . . . . . . . . .        -         -      1,623         -         -
     Write-off of acquired in-process
       research and development costs . . . . . . .        -         -      1,612       853         -
     Write-off of product development and
       related costs. . . . . . . . . . . . . . . .        -         -          -     1,100         -
                                                     --------  --------  ---------  --------  --------
          Total expenses. . . . . . . . . . . . . .   10,968    13,840     25,371    17,539    13,075
                                                     --------  --------  ---------  --------  --------


Income (loss) from operations . . . . . . . . . . .    1,055    (3,634)   (16,743)   (5,945)   (3,310)
Other income (expense):
     Interest income. . . . . . . . . . . . . . . .      321       477        859       717        81
     Interest expense . . . . . . . . . . . . . . .      (30)      (38)       (44)     (370)     (486)
     Other, net . . . . . . . . . . . . . . . . . .        5         2         10         1         9
                                                     --------  --------  ---------  --------  --------
          Total other income (expense). . . . . . .      296       441        825       348      (396)
Net Income (loss) . . . . . . . . . . . . . . . . .  $ 1,351   $(3,193)  $(15,918)  $(5,597)  $(3,706)
                                                     ========  ========  =========  ========  ========
Basic and diluted net income (loss)  per share. . .  $  0.18   $ (0.44)  $  (2.20)  $ (0.87)  $ (0.72)
                                                     ========  ========  =========  ========  ========
Weighted average number of shares used for
  calculation of basic net income (loss) per share.    7,356     7,301      7,251     6,074     4,905
                                                     ========  ========  =========  ========  ========
Weighted average number of shares used for
Calculation of diluted net income (loss) per share.    7,597     7,301      7,251     6,074     4,905
                                                     ========  ========  =========  ========  ========

                                                               DECEMBER 31,
                                           ---------------------------------------------------
                                               1999        1998     1997     1996      1995
                                           -------------  -------  -------  -------  ---------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and short-term investments. . .  $       6,242  $ 6,532  $11,317  $21,987  $  4,370
     Working capital. . . . . . . . . . .          3,448    2,119    5,134   20,332     1,958
     Total assets . . . . . . . . . . . .         11,466   12,142   14,936   29,137     9,113
     Long-term obligations, less current
       maturities . . . . . . . . . . . .             43      206       79      231     1,079
     Redeemable convertible preferred
       stock. . . . . . . . . . . . . . .              -        -        -        -    20,732
     Total stockholders' equity
       (deficit). . . . . . . . . . . . .          5,113    3,740    6,866   22,405   (17,794)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Consistent with the change in business strategy developed during the third quarter of 1997, throughout 1999 the Company continued to manage and contain costs, conserve cash and further intensified the Company's focus on the high-risk, high-cost patient market particularly in critical care medicine.

     During the year, the Company launched its Internet healthcare initiative, APACHE 2000. The initiative is designed to position the Company as an application service provider ("ASP") in the field of Internet-based healthcare decision support. The Company will develop Internet versions of both new decision support applications as well as selected existing applications on DG platforms. The roll out of these Internet products is expected to begin in 2000. The Company estimates the cost of the development of APACHE 2000 to be in excess of $1.5 million. The Company is now in the product introduction phases of development and is not currently in a position to fully assess the financial or other impacton the Company's operations.

     During 1999 the Company's Internet project and accompanying partnership discussions have remained on budget and on schedule resulting in a functional fault tolerant Internet architecture running on DG computer platforms and currently serving as a test bed for further development of various critical and acute care, neonatal and cardiovascular decision support applications.

     The Company is a Value Added Reseller of both DG and Sun Microsystems computer hardware related to its CCS product. In 1999 the sale of turnkey systems provided the company with incremental sources of revenue from hardware sales and, accordingly, incremental sources of contribution margin. The sales of this computer hardware had a material affect on the Company's order rates throughout 1999.

RESULTS  OF  OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                          --------------------------------------
                                                              1999             1998        1997
                                                          -------------  ----------------  -----
Revenue:
     Systems . . . . . . . . . . . . . . . . . . . . . .            42%               23%    11%
     Support . . . . . . . . . . . . . . . . . . . . . .            19                21     23
     Professional services . . . . . . . . . . . . . . .            39                56     66
                                                          -------------  ----------------  -----
          Total revenue. . . . . . . . . . . . . . . . .           100               100    100
Expenses:
     Cost of operations. . . . . . . . . . . . . . . . .            26                43     63
     Research and development. . . . . . . . . . . . . .             6                13     31
     Selling, general and administrative . . . . . . . .            59                80    162
     Restructuring Charge. . . . . . . . . . . . . . . .             -                 -     19
     Write-off of acquired in-process research and
      development costs. . . . . . . . . . . . . . . . .             -                 -     19
     Write-off of product development and related costs.             -                 -      -
                                                          -------------  ----------------  -----
          Total expenses . . . . . . . . . . . . . . . .            91               136    294
                                                          -------------  ----------------  -----
Income (loss) from operations. . . . . . . . . . . . . .             9               (36)  (194)
Other income (expense):
     Interest income . . . . . . . . . . . . . . . . . .             2                 5     10
     Interest expense. . . . . . . . . . . . . . . . . .             -                 -      -
     Other, net. . . . . . . . . . . . . . . . . . . . .             -                 -      -
                                                          -------------  ----------------  -----
          Total other income (expense) . . . . . . . . .             2                 5     10
Net income (loss). . . . . . . . . . . . . . . . . . . .            11%              (31)% (184)%
                                                          -------------  ----------------  -----

1999  Compared  to  1998

     Revenue. Revenue for 1999 increased 18% to $12 million from $10.2 million in the prior year period. Systems revenue for 1999 increased 112% to $5.0 million from $2.4 in the prior year period. Increased Systems revenue was primarily related to the delivery and implementation of the new CCS to new customers and the sale of this system to existing customers. Systems revenue included revenue related to the accompanying sales of associated third party hardware and software. Support revenue for 1999 increased 9% to $2.3 million from $2.1 million in the prior year period, due to contractual price increases and an increase in the number of clients utilizing the Company's systems. Professional services revenue for 1999 declined 19% to $4.7 million from $5.7; the decline was due, in part, to a decrease in Health Outcomes Research revenues following the bankruptcy of one of the Company's largest customers. Consulting Services revenue also declined; this was primarily attributed to customers' concerns over addressing their own Y2K issues and the impact of the Balanced Budget Act on their operations.

     Cost of Operations. Cost of operations for 1999 decreased 28% to $3.1 million from $4.4 million in the prior year period. This decrease was due to the Company's continued corporate reorganization resulting in productivity improvements and related decreases in costs associated with the delivery of systems, support and professional services. Cost of operations for 1999 decreased to 26% of revenue from 43% in the prior year period, due to the reasons mentioned here and the increase in revenue during the same period. Cost of operations consists primarily of personnel costs, costs of media, production manuals, telephone support, third party equipment, licenses sold, and other direct costs related to providing systems, support and professional services.

     Research and Development. Research and development expenses for 1999 decreased 47% to $701,000 from $1.3 million in the prior year period, due primarily to a decrease in staffing requirements related to the development of new, non-core, peripheral products and services that the Company had previously discontinued. During 1999, $501,000 of software development costs were capitalized, compared to $556,000 in the prior year period. Research and development expenses for 1999 decreased to 6% of revenue from 13% in the prior year period, due to decreased staffing and other costs as well as the increase in revenue during the same period.

     Selling, General and Administrative. Selling, general and administrative expenses for 1999 decreased 13% to $7.1 million from $8.1 million in the prior year period. This decrease was due primarily to a decrease in overall general and administrative expenses including decreases in staffing and consulting expenses. The reduction in general and administrative expenses were partially
offset  by  increases  in  costs   associated   with   sales  and  marketing.
Selling, general and administrative expenses for 1999 decreased to 59% of revenue from 80% for the prior year period, due primarily to the increase in revenue during the same period.

     Other Income (Expense). Other income decreased from $441,000 in 1998 to $296,000 in 1999. This decrease was attributable to a decrease in interest income related to the decrease in the amount of short-term investments.

     Taxes. The Company has not incurred income taxes as a result of generating net operating losses in prior years for tax purposes.

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

     Research and Development. Research and development expenses for 1998 decreased 51% to $1.3 million from $2.7 million in the prior year period, due primarily to a decrease in staffing requirements related to the development of new products and services that the Company has discontinued or postponed as a result of the Company's restructuring during third quarter of 1997. During 1998, $556,000 of product development costs were capitalized, compared to $308,000 in the prior year period. Research and development expenses for 1998 decreased to 13% of revenue from 31% in the prior year period, due to decreased staffing as well as the increase in revenue from 1997 to 1998.

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


QUARTERLY  RESULTS

     The following tables set forth certain unaudited quarterly financial data, for fiscal 1999 and 1998. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                             FISCAL YEAR 1999                     FISCAL YEAR 1998
                                --------------------------------------  ------------------------------------
                                    Q1       Q2        Q3       Q4         Q1       Q2        Q3       Q4
                                --------  --------  --------  --------  -------  -------  --------  --------
                                                             (IN THOUSANDS)
Revenue. . . . . . . . . . . .    3,309    3,629       2,972     2,113    3,472     2,278     2,153    2,303
Expenses:
    Cost of operations . . . .      261    1,220         927       734      909       976     1,081    1,412
    Research and
      development. . . . . . .      251      200         131       119      428       223       384      282
    Selling, general and
      administrative . . . . .    2,426    1,819       1,630     1,250    2,285     2,020     2,308    1,532
                                --------  -------  ---------  --------  -------  --------  --------  --------
         Total expenses. . . .    2,938    3,239       2,688     2,103    3,622     3,219     3,773    3,226
                                --------  -------  ---------  --------  -------  --------  --------  --------
Income (loss) from operations.      371      390         284        10     (150)     (941)   (1,620)    (923)
         Total other income
           (expense) . . . . .       85       81          65        65      145       124       101       71
                                --------  -------  ---------  --------  --------  -------  --------  --------
Net income (loss). . . . . . .  $   456   $  471   $     349   $    75  $    (5)  $  (817)  $(1,519)  $ (852)
                                ========  =======  =========  ========  ========  =======  ========  ========

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

LIQUIDITY  AND  CAPITAL  RESOURCES

     Until 1999 the Company had funded its operations primarily through its initial public offering of the Company's Common Stock in July 1996. During 1999 the Company's operating activities generated a positive cash flow. At December 31, 1999, the Company had cash and cash equivalents and short-term investments of $6,242,000 representing a decrease of $290,000 from the total of $6,532,000 at December 31, 1998.

     During 1999, the Company's operating activities generated approximately $413,000 in cash. Net cash generated in 1999 was composed primarily of net income, increased by depreciation and amortization, decreases in accounts receivable and accrued expenses and increases in deferred revenues.

     The Company's investing activities used cash of $621,000 in 1999. The primary use of cash for investing activities was due to an increase in software development costs.

Net cash used by financing activities during 1999 was $130,000 and was primarily related to the repayment of notes payable and capital leases.

     During 1999 the Company made capital expenditures totaling $72,000. As of December 31, 1999, the Company had net working capital of $3.4 million including cash and short-term investments in the amount of $6.2 million.

     The Company anticipates that funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months. Through December 31, 1999, the Company has incurred cumulative net operating losses of approximately $40.8 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

     The Company does not believe the impact of inflation has significantly affected the Company's operations.

YEAR  2000  COMPLIANCE

     During 1999 the Company completed required modifications to its critical systems and applications relating to year 2000 issues. The majority of the Company's efforts regarding Year 2000 readiness focused on the Company's products, including software applications, operating systems, relational database management systems, tools and utilities sold to clients. The assessments indicated that the version of the Company's Medical Cost Management Program ("MCMP") product, an application using UNIX based terminals/clients and UNIX based servers requiring stand alone equipment, its operating systems, database releases and relational database management systems, that was sold to customers prior to 1998, was not Year 2000 ready. The Company accordingly, focused its attention on developing and ensuring Y2K compliance of its next generation CCS product. As a result, the CCS application, hardware, operating systems and relational database management system release, tools and utilities are Year 2000 ready. The CCS product also includes significant new features and enhancements. The CCS product utilizes industry standard operating systems, tools and utilities and operates on a PC based client/UNIX server platform, supporting Windows 95/NT/98.

     As the existing MCMP product operating system and relational database management system releases could not be confirmed Year 2000 ready, the Company discontinued support of the MCMP product beyond December 1999. The Company offered existing customers the ability to migrate to the new CCS product on favorable terms. A majority of the clients using the old UNIX version of the MCMP product have migrated to the new CCS product. The remainder have discontinued use of the existing product. The favorable terms and migration services offered to existing customers to encourage migration to the new CCS product did not have a material negative impact on the Company's future operating results or financial position. The fact that a majority of the Company's existing customers made the decision to move on to the new CCS has a positive material impact on the Company's 1999 operating results and financial position.

     The renovation and implementation is complete for two other software applications, the Acute Care Voyager+ and the HIV Manager products, that the Company sold to its clients. Other software applications products sold by the Company have been renovated and where necessary, the changes have been implemented to delivery Year 2000 ready products.

      The Company also completed its survey of its significant suppliers to assess its vulnerability if these companies were to fail to remediate their year 2000 issues. The responses received indicated that these suppliers were aware of the year 2000 issue and were implementing the necessary changes prior to the end of calendar year 1999. The Company also formulated contingency plans to ensure that business-critical processes were protected from disruption and would continue to function during and after the year 2000 and to ensure that the ability to produce an acceptable level of products and services was safeguarded in the event of failures of external systems and services. The Company incurred approximately $990,000 of incremental costs in connection with identifying, evaluating and remediating year 2000 issues. These costs were expensed as incurred.

     The Company experienced no material or adverse effects from the calendar change to the year 2000 or from the leap year that occurred in 2000. The Company has not been notified of any disruptions to or failures in the systems of any of its suppliers.

     The Company will continue to monitor the information and non-information technology systems and those of third parties with whom the Company conducts business throughout the year 2000 to ensure that any latent year 2000 issues that may arise are addressed promptly. Although we do not anticipate any additional expenditures relating to year 2000 compliance, we cannot provide any assurance as to the magnitude of any future costs until significant time has passed.

     This section captioned "Year 2000 Compliance," as well as other statements herein or otherwise relating to the Year 2000 issues, are "Year 2000 Readiness Disclosures" pursuant to the "Year 2000 Information and Readiness Disclosure Act."

NEW  ACCOUNTING  PRONOUNCEMENTS


     The American Institute of Certified Public Accountants has issued Statement of Position 97-2 "Software Revenue Recognition," ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 31, 1997. The Company has adopted SOP 97-2 and it did not have a material impact on the financial statements of the Company. In March 1998, AcSEC issued SOP 98-4, which defers for one year the implementation of certain provision of SOP 97-2. The issuance of SOP 98-4 had no effect on the Company. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 and amends the method of revenue recognition in some circumstances. The adoption of this SOP did not have a significant effect on its results of operations or financial position.

SAFE  HARBOR  FOR  FORWARD-LOOKING  STATEMENTS

     Statements in this filing which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects,""anticipates," believes" or similar language. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

     Important factors that could cause actual results to differ materially include but are not limited to the Company's: having sufficient sales and timely collections to meet cash requirements and achieve profitability; ability to attract and retain key employees ; success of concentrating its product offerings on high-risk, high-cost patients; ability to timely develop new products and enhance existing products; ability to compete in the competitive and rapidly evolving healthcare information technology industry; success of its marketing and consulting efforts and ability to effectively utilize its direct sales force; ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms; ability to comply with and adopt products and services to potential regulatory changes, including HIPAA, and ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

     The Company's quarterly revenues and operating results have varied significantly in the past and are likely to continue to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including: the Company's relatively long sales cycle; variable customer demand for its products and services; changes in the Company's product mix and the timing and relative prices of product sales; the loss of customers due to consolidation in the healthcare industry; changes in customer budgets; investments by the Company in marketing or other corporate resources; acquisitions of other companies or assets; the timing of new product introductions and enhancements by the Company and its competitors; changes in distribution channels; sales and marketing promotional activities and trade shows; and general economic conditions. Further, due to the relatively fixed nature of most of the Company's costs, which primarily include personnel costs, as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on the Company's results of operations in that quarter. Accordingly, the Company's operating results for any particular quarterly period may not necessarily be indicative of results for future periods.

ITEM  7A.-QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     The Company is exposed to certain financial market risks, the most predominate being fluctuations in interest rates; however, the Company does not believe that it is currently exposed to material financial market risks.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                          FINANCIAL STATEMENT SCHEDULES


                                                                 PAGE
                                                              ----------
Report of Independent Public Accountants, Ernst & Young
  LLP. . . . . . . . . . . . . . . . . . . . . . . . . . . .          19
Report of Independent Public Accountants, Arthur Andersen
  LLP. . . . . . . . . . . . . . . . . . . . . . . . . . . .          20
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997 . . . . . . . . . . . . .          21
Consolidated Balance Sheets for the Years Ended December 31,
  1999 and 1998. . . . . . . . . . . . . . . . . . . . . . .          22
Consolidated Statements of Changes in Stockholders' Equity
  (Deficit) for the Years Ended December 31, 1999, 1998 and
   1997                                                               23
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997 . . . . . . . . . . . . .          24
Notes to Consolidated Financial Statements . . . . . . . . .          25
Financial Statement Schedule:
  Report of Independent Public Accountants, Arthur Andersen
     LLP, on Financial Statement Schedule. . . . . . . . . .          36
  Schedule II - Valuation and Qualifying Accounts for the
     Years Ended December 31, 1999, 1998 and 1997. . . . . .          37

     All other financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

                         REPORT OF INDEPENDENT AUDITORS

Board  of  Directors
APACHE  Medical  Systems,  Inc.

     We  have  audited  the  accompanying  consolidated balance sheets of APACHE
Medical Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a) as of December 31, 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APACHE Medical Systems, Inc., at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                       /s/  ERNST  &  YOUNG  LLP

McLean,  Virginia
February  28,  2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To  APACHE  Medical  Systems,  Inc.:

     We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of APACHE Medical Systems, Inc. (the "Company") for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of APACHE Medical Systems, Inc. for the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.


ARTHUR  ANDERSEN  LLP

Vienna,  VA
March  27,  1998

                                        APACHE MEDICAL SYSTEMS, INC.

                                   CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               YEARS ENDED DECEMBER 31,
                                                            ------------------------------
                                                             1999        1998      1997
                                                            ---------  --------  ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
     Systems . . . . . . . . . . . . . . . . . . . . . . .  $ 5,046   $ 2,384   $    935
     Support . . . . . . . . . . . . . . . . . . . . . . .    2,330     2,117      1,961
     Professional services . . . . . . . . . . . . . . . .    4,647     5,705      5,732
                                                            ---------  --------  ---------
          Total revenue. . . . . . . . . . . . . . . . . .   12,023    10,206      8,628
Expenses:
     Cost of operations. . . . . . . . . . . . . . . . . .    3,142     4,378      5,404
     Research and development. . . . . . . . . . . . . . .      701     1,317      2,704
     Selling, general and administrative . . . . . . . . .    7,125     8,145     14,028
     Restructuring charge. . . . . . . . . . . . . . . . .        -         -      1,623
     Write-off of acquired in-process research and
       development costs . . . . . . . . . . . . . . . . .        -         -      1,612
                                                            ---------  --------  ---------
          Total expenses . . . . . . . . . . . . . . . . .    10,968    13,840     25,371
                                                            ---------  --------  ---------
Income (loss) from operations. . . . . . . . . . . . . . .     1,055    (3,634)   (16,743)
Other income (expense):
     Interest income . . . . . . . . . . . . . . . . . . .       321       477        859
     Interest expense. . . . . . . . . . . . . . . . . . .    (   30)      (38)       (44)
     Other, net. . . . . . . . . . . . . . . . . . . . . .         5         2         10
                                                            ---------  --------  ---------
          Total other income (expense) . . . . . . . . . .       296       441        825
                                                            ---------  --------  ---------
Net income (loss). . . . . . . . . . . . . . . . . . . . .  $  1,351   $(3,193)  $(15,918)
                                                            =========  ========  =========

Basic and diluted net income (loss) per share. . . . . . .  $   0.18   $ (0.44)  $  (2.20)
                                                            =========  ========  =========


          See accompanying Notes to Consolidated Financial Statements.

                                         APACHE MEDICAL SYSTEMS, INC.

                                          CONSOLIDATED BALANCE SHEETS



                                                                                            DECEMBER 31,
                                                                                     -------------------------
                                                                                          1999         1998
                                                                                     --------------  ---------
                                                                                            (IN THOUSANDS,
                                                                                           EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       5,194   $  5,532
Short-term investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,048      1,000
Accounts receivable, net of allowance for doubtful accounts of $531
  in 1999 and $514 in 1998. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,012      2,972
Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            499        749
                                                                                     --------------  ---------
     TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,753     10,253
Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,661      3,589
Less accumulated depreciation and amortization. . . . . . . . . . . . . . . . . . .         (3,222)    (2,704)
                                                                                     --------------  ---------
                                                                                               439        885
Other trade receivables, net of current maturities. . . . . . . . . . . . . . . . .            104          4
Capitalized software development costs, net . . . . . . . . . . . . . . . . . . . .            793        506
Intangible assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            377        494
                                                                                     --------------  ---------
     TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      11,466   $ 12,142
                                                                                     ==============  =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       1,142   $  1,129
Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,780      3,667
Current maturities of long term obligations . . . . . . . . . . . . . . . . . . . .            163        180
Deferred revenue. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,220      3,158
                                                                                     --------------  ---------
     TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . .          6,305      8,134
Deferred rent benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              5         62
Maturities of long term obligations, net of current maturities. . . . . . . . . . .             43        206
                                                                                     --------------  ---------
     TOTAL LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,353      8,402
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, authorized shares, 30,000,000 at
  December 31, 1999 and December 31, 1998: issued and outstanding
  shares, 7,381,985 at December 31, 1999 and 7,330,473 at December 31, 1998 . . . .             74         73
Additional capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         45,818     45,770
Accumulated comprehensive income--unrealized loss on available-for-sale securities.            (27)         -
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (40,752)   (42,103)
                                                                                     --------------  ---------
     TOTAL STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . . . . . . . . . .          5,113      3,740
                                                                                     --------------  ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . . . . . . . . . . . .  $      11,466   $ 12,142
                                                                                     ==============  =========

          See accompanying Notes to Consolidated Financial Statements.

                                                APACHE  MEDICAL  SYSTEMS,  INC.

                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                          Years ended December 31, 1999, 1998 and 1997



                                    COMMON STOCK                         ACCUMULATED
                            -------------------------     ADDITIONAL   COMPREHENSIVE    ACCUMULATED                COMPREHENSIVE
                                SHARES       AMOUNT        CAPITAL      INCOME (LOSS)       DEFICIT        TOTAL    INCOME (LOSS)
                             ------------  -----------  --------------  --------------  ---------------  ---------  --------------
                                                         (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT
DECEMBER 31, 1996. . . .        7,238,922   $       72   $      45,325   $          -    $     (22,992) $  22,405    $          -
Issuance of common
 stock options . . . . .                -            -             291              -                -        291               -
Exercise of common
stock options. . . . . .           10,490            -              30              -                -         30               -
Issuance of common stock
under Employee
Stock Purchase Plan. . .           18,344            1              57              -                -         58               -
Net loss . . . . . . . .                -            -               -              -          (15,918)   (15,918)        (15,918)
                             ------------  -----------  --------------  --------------  ---------------  ---------  --------------
BALANCE AT
DECEMBER 31, 1997. . . .        7,267,756           73          45,703              -          (38,910)     6,866   $     (15,918)
Issuance of common stock                                                                                            ==============
 under Employee
 Stock Purchase Plan               62,717            -              67              -                -         67               -
Net loss . . . . . . . .                -            -               -              -           (3,193)   ( 3,193)         (3,193)
                             ------------  -----------  --------------  --------------  ---------------  ---------  --------------
BALANCE AT
DECEMBER 31, 1998. . . .        7,330,473          73          45,770              -          (42,103)     3,740   $      (3,193)
Exercise of common                                                                                                  ==============
stock options. . . . . .           12,600            -              12              -                -         12               -
Issuance of common stock
under Employee
 Stock Purchase Plan . .           38,912            1              36              -                -         37               -
  Unrealized loss on
  available for-sale securities         -            -               -            (27)               -        (27)            (27)
Net income . . . . . . .                -            -               -              -            1,351      1,351           1,351
                             ------------  -----------  --------------  --------------  ---------------  ---------  --------------
BALANCE AT
DECEMBER 31, 1999. . . .        7,381,985  $        74  $       45,818  $         (27)  $      (40,752)  $  5,113   $       1,324
                             =============  ===========  ==============  ============== ================  =========  ==============

          See accompanying Notes to Consolidated Financial Statements.

                                               APACHE MEDICAL SYSTEMS, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                             YEARS ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                           1999       1998      1997
                                                                          --------  --------  ---------
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . .  $ 1,351   $(3,193)  $(15,918)
     Adjustments to reconcile net income (loss) to net cash from (used
       in) operating activities:
          Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .      490       611        595
          Amortization . . . . . . . . . . . . . . . . . . . . . . . . .      331       167        563
          Provision for doubtful accounts. . . . . . . . . . . . . . . .       17        30        611
          Expense for nonemployee stock options issued . . . . . . . . .        -         -         67
          Write-off of product development and related costs . . . . . .        -         -        620
          Write-off of acquired in-process research and
            development costs. . . . . . . . . . . . . . . . . . . . . .        -         -      1,612
          Write-off of intangible assets . . . . . . . . . . . . . . . .        -         -        436
          Changes in operating assets and liabilities:
               Accounts receivable . . . . . . . . . . . . . . . . . . .      (57)   (1,766)     1,970
               Other trade receivables . . . . . . . . . . . . . . . . .     (100)       51        236
               Other current assets. . . . . . . . . . . . . . . . . . .      250      (293)      (103)
               Accounts payable and accrued expenses . . . . . . . . . .   (1,874)   (1,337)     2,168
               Deferred rent . . . . . . . . . . . . . . . . . . . . . .      (57)      (55)       (42)
               Deferred revenue. . . . . . . . . . . . . . . . . . . . .       62     1,528        490
                                                                          --------  --------  ---------
          NET CASH FROM (USED IN) OPERATING ACTIVITIES . . . . . . . . .      413    (4,257)    (6,695)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capitalized software development costs. . . . . . . . . . . . . . .     (501)     (556)      (308)
     Purchase of furniture and equipment, net of disposals . . . . . . .      (72)     (235)      (555)
     Purchase acquisitions . . . . . . . . . . . . . . . . . . . . . . .        -         -     (2,915)
     Redemption (Purchase) of short-term investments . . . . . . . . . .     ( 48)    4,683     (4,624)
                                                                          --------  --------  ---------
          NET CASH (USED IN) FROM INVESTING ACTIVITIES . . . . . . . . .     (621)    3,892     (8,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations . . . . . . . . . .      (18)      (16)       (68)
     Principal payments on borrowings. . . . . . . . . . . . . . . . . .     (161)     (179)      (237)
     Proceeds from issuance of notes payable . . . . . . . . . . . . . .        -       391         20
     Proceeds from issuance of common stock upon exercise of options . .       12         -         30
     Proceeds from issuance of stock under employee stock purchase plan.       37        67         58
                                                                          --------  --------  ---------
          NET CASH (USED IN) FROM FINANCING ACTIVITIES . . . . . . . . .     (130)      263       (197)
NET DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . . . . . . . . . . .     (338)     (102)   (15,294)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR . . . . . . . . . . . . .    5,532     5,634     20,928
                                                                          --------  --------  ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR . . . . . . . . . . . . . . . .  $ 5,194   $ 5,532   $  5,634
                                                                          ========  ========  =========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

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

     Through December 31, 1999, the Company has incurred cumulative net operating losses of approximately $40.8 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. The Company believes that its current operating funds will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities through the first quarter of year 2001. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

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

Principles  of  Consolidation  and  Use  of  Estimates

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates.

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

Cash  Equivalents  and  Short-term  Investments

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 1999, cash equivalents and short-term investments consisted of money market instruments, commercial paper and government agency securities. Cash equivalents are carried at lower of cost or market. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its short-term investments as "available-for-sale". Such investments are recorded at fair value, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of stockholders' equity. At December 31, 1999 there were $27,000 in unrealized losses; at December 31, 1998 there were no unrealized gains or losses.

     Included in Cash and Cash Equivalents at December 31, 1999, is approximately $123,000, for a security deposit controlled by the lessor of the office building that the Company currently occupies.

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

     The Company capitalized approximately $501,000, $556,000, and $308,000 in software development costs during 1999, 1998 and 1997, respectively. Amortization of software development costs approximated $214,000, $51,000 and $82,000 in 1999, 1998 and 1997, respectively. During the third quarter of 1997, the Company recorded a non-recurring charge totaling approximately $600,000 relating to the write-off of certain capitalized software products related to discontinued products. No additional costs were capitalized during 1997, as technological feasibility had not been reached on the Company's new Critical Care Series product.

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

(3)  RESTRUCTURING  CHARGE

     During the third quarter of 1997, the Company recorded a restructuring charge of $1.6 million related primarily to the Company's decision to revise its business strategy for the remainder of 1997 and 1998. The Company has decided to focus on products for high-cost, high-risk patients, APACHE's core strength, and to discontinue or postpone the development of certain products (including certain cardiovascular products), resulting in the reduction of the current workforce. The main components of the charge are as follows: write- off of capitalized product development costs related to discontinued products, write-off of intangible assets related to the CardioMac acquisition in January 1997 and termination costs, including severance pay and related benefits. As of December 31, 1998, substantially all the costs associated with the restructuring charge had been paid.

(4)  ACCOUNTS  RECEIVABLE

     Accounts  receivable  are  comprised  of  the  following  (in  thousands):

                                                            DECEMBER  31,
                                                     ----------------------
                                                          1999        1998
                                                     ---------    ---------
                                 Billed  accounts     $  2,895    $  3,059
                               Unbilled  accounts          648         427
                                                     ---------    ---------
                                                         3,543       3,486

           Less  allowance  for  doubtful  accounts       (531)       (514)
                                                     ---------    ---------
                                                      $  3,012    $  2,972
                                                     =========    ==========

Unbilled accounts represent revenue that has been recognized for work performed for which billings had not been presented to customers, as such accounts were not billable under contract terms at the balance sheet date. It is anticipated that substantially all of these accounts will be billed and collected within one year of the respective balance sheet date.

(5)  ACCRUED  EXPENSES

     Accrued  expenses  consist  of  the  following  (in  thousands):

                                                              DECEMBER  31,
                                                       -------------------------
                                                           1999         1998
                                                       ----------     ----------
             Accrued salaries, bonuses and benefits     $     133     $     554
             Discontinued product reserve                     266           472
             Accrued commissions                               16            66
             Accrued severance costs                            0           294
             Accrued pension costs                              0            82
             Other accrued license fees                        64           351
             QIMC licensing and marketing fees                  0            88
             Other accrued expenses                         1,301         1,760
                                                       ----------     ----------

                                                         $  1,780      $  3,667
                                                       ==========     ==========

(6)  NOTES  PAYABLE

                                                                         DECEMBER 31,
                                                                       ---------------
                                                                        1999     1998
                                                                       -------  ------
                                                                        (in thousands)
Note payable, prime plus 2% interest (9.75% at December 31, 1998), payable in monthly installments of principal plus interest through
  November 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .       0      19
Note payable, 7.58% interest payable in monthly installment of
  principal and interest through March 2001 . . . . . . . . . . . . .     177     319
                                                                       -------  ------
                                                                       $  177   $ 338
                                                                       -------  ------
Less current maturities . . . . . . . . . . . . . . . . . . . . . . .    (142)   (161)
                                                                       -------  ------
                                                                       $   35   $ 177
                                                                       =======  ======


Scheduled  maturities  of  notes  payable  are  as  follows  (in  thousands):

                                          YEAR
                                          -----
                                          2000          142
                                          2001           35
                                                    -------
                                                    $   177
                                                    =======


(7)  INTANGIBLE  ASSETS

     In December 1996, the Company completed the acquisition of the assets and certain liabilities of Health Research Network ("HRN") for $1.57 million in cash. The acquisition has been accounted for using the purchase method of accounting and resulted in intangible assets totaling $728,000. These assets are being amortized under the straight line method over 5 to 15 years.

     The  components  of  intangibles  are  as  follows  (in  thousands):

                                                    DECEMBER  31,
                                             ---------------------------
                                                 1999          1998
                                             -----------     -----------

                        Goodwill               $   138        $   138
                        Assembled  Workforce       102            102
                              Database             488            488
                                             -----------     -----------
                                                   728             728
                  Accumulated  Amortization       (351)           (234)
                                             -----------     -----------
                                               $   377        $   494
                                             ===========     ===========


Amortization  of  $117,000  was  charged  to  expense  in  1999.

8)  LEASE  COMMITMENTS

     Future minimum lease payments at December 31, 1999, under non-cancelable operating and capital leases are as follows (in thousands):

                                  CAPITAL     OPERATING
 YEAR  ENDING  DECEMBER  31,      LEASES      LEASES
----------------------------     -------     --------
2000 . . . . . . . . . . . .         23           652
2001 . . . . . . . . . . . .          8           672
2002 . . . . . . . . . . . .                      692
2003 . . . . . . . . . . . .                      713
2004  and  after . . . . . .                    2,203
                                             --------
          Total  . . . . . .      $  31      $  4,932
Less  interest  at  12.75% .         (2)
                                 -------
Present  value  of  net
  minimum  lease  payments .         29
Less  current  maturities. .        (21)
                                 -------
                                 $    8
                                 =======

OPERATING  LEASES

     In November 1999 the company renewed the lease for their current office space for an additional 7 years. The previous leased was signed in 1994 and expired in November 1999. The new lease expires in November 2006. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent payments and rent expense resulted in a deferred rent benefit.

     Total rent expense under all operating leases was approximately $452,000, $474,000 and $497,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

CAPITAL  LEASES

     In 1997, the Company negotiated a new capital lease for certain office equipment. The resulting capital lease will expire in 2001.

     Office equipment and related accumulated amortization under capital leases included in furniture and equipment on the accompanying balance sheet at December 31, 1999 is as follows (in thousands):

              Office  equipment                  $  73
              Less  accumulated  amortization      (50)
                                                 ------
                                                 $  23
                                                 ======


(9)  INCOME  TAXES

     The Company had no provision for income taxes in 1999, 1998 or 1997 as a result of its net losses for income tax purposes. The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                       1999     1998
                                      ------  --------
                                       (in thousands)
Federal tax at 34% statutory rate. .  $ 459   $(1,086)
Permanent items. . . . . . . . . . .     10        29
State taxes, net of federal benefit.     64      (124)
Change in valuation allowance. . . .   (520)    1,179
Other. . . . . . . . . . . . . . . .    (13)        2
                                      ------  --------
Total. . . . . . . . . . . . . . . .  $   -   $     -
                                      ======  ========

     The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows (in thousands):

                                                       1999       1998
                                                     ---------  ---------
Deferred tax liabilities:
     Accrual to cash adjustment . . . . . . . . . .  $    (57)  $   (115)
     Capitalized software development costs . . . .      (301)      (192)
                                                     ---------  ---------
     Gross deferred tax liabilities . . . . . . . .      (358)      (307)
Deferred tax assets:
     Accrued vacation . . . . . . . . . . . . . . .        51         46
     Accrued bonuses. . . . . . . . . . . . . . . .        78         --
     Accrued commissions. . . . . . . . . . . . . .         6         25
     Allowance for doubtful accounts. . . . . . . .       201        195
     Accrued licensing fees . . . . . . . . . . . .        --         33
     Deferred rent benefit. . . . . . . . . . . . .         2         24
     Excess of tax over book revenue recognized . .        --        481
     Accrued independent contractors fee. . . . . .        --         19
     Tax basis of equipment in excess of book value         6         --
     Intangible assets. . . . . . . . . . . . . . .       824        931
     Other accruals . . . . . . . . . . . . . . . .       329        781
     Net operating loss carryforwards . . . . . . .    13,119     12,077
                                                     ---------  ---------
Gross deferred tax assets . . . . . . . . . . . . .    14,616     14,612
                                                     ---------  ---------
Net deferred tax assets before valuation allowance.    14,258     14,305
                                                     ---------  ---------
Less valuation allowance. . . . . . . . . . . . . .   (14,258)   (14,305)
                                                     ---------  ---------
Net deferred tax assets . . . . . . . . . . . . . .  $      -   $      -
                                                     =========  =========

     The Company has a net operating loss carryforward for income tax reporting purposes at December 31, 1999 of approximately $34,500,000, which expires beginning in 2003. The Company's ability to use the carryforwards is subject to limitations resulting from changes in ownership, as defined by the Internal Revenue Code. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company's ability to utilize the net operating loss carryforwards.

(10)  STOCKHOLDERS'  EQUITY

Stock  Options

     The Company has an Employee Stock Option Plan (the "Plan") that provides up to 2,700,000 options to be issued to employees and Directors (prior to the adoption of the Non-Employee Director Stock Option Plan in April 1996) of the Company. The Plan was amended in March 1999 to increase the number of shares reserved for issuance under the plan from 2,200,000 to 2,700,000. All options are subject to forfeiture until vested, and unexercised options expire on the tenth anniversary of the year granted. Vesting periods are from one to five years. All employee stock options issued by the Company have been granted with exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants.

     In June 1996, the Company entered into a marketing agreement with an affiliate of Premier Inc. ("Premier"), which provides buying services to a group of approximately 1,800 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999. In return, the Company agreed to provide certain discounts to these hospitals and, granted to the Premier affiliate in June 1996, three options to purchase up to a total of 366,294 shares of Common Stock. Each of the options have a ten-year term. One of the options vested upon grant and permits the Premier affiliate to purchase 65,488 shares of Common Stock at an exercise price of $8.18 per share. The Company valued these options at $369,000, which is being amortized over the life of the Premier contract. The other two options vested, if at all, based on the volume of products and services sold to Premier hospitals and allowed the Premier affiliate to purchase up to 300,806 shares of Common Stock at an exercise price of $13.00 per share. Performance options earned through December 31, 1999 totaled 45,695 shares. Valuation of the related stock options was calculated utilizing the Black-Scholes option pricing model. Expenses related to the performance options are recorded when earned. Expense for options earned was $0 in 1999 and 1998 and $67,000 in 1997.

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

     The following is a summary of the Company's option transactions for the years ending December 31, 1997, 1998 and 1999:

                                            WTD. AVG.
                                  SHARES    EX. PRICE
                                ----------  ----------
Outstanding, December 31, 1996  1,632,383   $     7.90
     Granted . . . . . . . . .    873,434         5.57
     Forfeited . . . . . . . .   (685,160)        9.47
     Exercised . . . . . . . .    (10,490)        2.86
                                ----------  ----------
Outstanding, December 31, 1997  1,810,167   $     6.21
                                ----------  ----------
     Granted . . . . . . . . .  1,117,844         1.78
     Forfeited . . . . . . . .   (503,333)        5.72
     Exercised . . . . . . . .          -            -
                                ----------  ----------
Outstanding, December 31, 1998  2,424,678   $     3.11
                                ----------  ----------
     Granted . . . . . . . . .    687,100         1.03
     Forfeited . . . . . . . .   (105,230)        1.70
     Exercised . . . . . . . .    (12,600)         .94
                                ----------  ----------
Outstanding, December 31, 1999  2,993,948   $     2.62
                                ==========  ==========

     Options outstanding at December 31, 1999 have exercise prices between $0.59 and $13.00, with a weighted average exercise price of $2.62 and a weighted average remaining contractual life of 7.0 years. At December 31, 1999, 1,435,141 options were exercisable with a weighted average exercise price of $4.04.

     At December 31, 1999, options for 347,215 shares were available for grant under the Plan.

NON-EMPLOYEE  DIRECTOR  STOCK  OPTION  PLAN

     In April 1996, the Company adopted its Non-Employee Director Option Plan (the "Director Option Plan"), pursuant to which non-employee directors of the Company will be granted an option to purchase 2,500 shares of Common Stock on January 1, of each calendar year for each year of service. The exercise price of such options shall be at the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Company has reserved 70,000 shares of Common Stock for issuance under the Director Option Plan. The Director Option Plan may be terminated by the Board of Directors at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. As of December 31, 1999, 42,500 shares were granted under the Director Option Plan.

     At December 31, 1999 options for 27,500 shares were available for grant under the Director Option Plan.

NON-EMPLOYEE  DIRECTOR  SUPPLEMENTAL  STOCK  OPTION  PLAN

      In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the "Director Supplemental Option Plan"), that provides up to 120,000 options to be issued to the Directors of the Company. The exercise price of such options shall not be less than the fair market value of the Company's Common Stock on the date of grant. The Director Supplemental Option Plan may be terminated by the Board of Directors at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 1999, options for 115,200 were granted under the Director Supplemental Option Plan.

     At December 31, 1999, options for 4,800 shares were available for grant under the Director Supplemental Option Plan.


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

     At December 31, 1999, 90,027 shares were available for purchase under the Employee Stock Purchase Plan.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: January 1, 1999 through December 31, 1999 - expected dividend yield of 0%, risk-free interest rate of 5.86%, expected volatility factor of 202.34%, and an expected life of 6 years; January 1, 1998 through December 31, 1998 - expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility factor of 228.70%, and an expected life of 6 years; January 1, 1997 through December 31, 1997 - expected dividend yield of 0%, risk-free interest rate of 5.71%, expected volatility factor of 105.35%, and an expected life of 6 years.

                               1999     1998      1997
                              ------  --------  ---------
Net income (loss)
     As reported . . . . . .  $1,351  $(3,193)  $(15,918)
     Pro forma . . . . . . .     667   (4,317)   (17,075)

Net income (loss) per share
     As reported . . . . . .  $  .18  $  (.44)  $  (2.20)
     Pro forma . . . . . . .     .09     (.59)     (2.35)


     Pro forma net loss reflects only options granted in 1996 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

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

(11)  EARNINGS  (LOSS)  PER  SHARE  (EPS)

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 1999, 1998, and 1997:

                                                     1999     1998      1997
                                                    ------  --------  ---------
Basic earnings per share:
--------------------------------------------------

Net income (loss) available to common shareholders  $1,351  $(3,193)  $(15,918)
                                                    ------  --------  ---------

Weighted average shares outstanding     .. . . . .   7,356    7,301      7,251

Basic earnings (loss) per share. . . . . . . . . .  $ 0.18  $ (0.44)  $  (2.20)
                                                    ------  --------  ---------

Diluted earnings per share:
--------------------------------------------------
Net income (loss) available to common shareholders  $1,351  $(3,193)   (15,918)
                                                    ------  --------  ---------

Weighted average shares outstanding. . . . . . . .   7,356    7,301      7,251

Effect of dilutive securities:
   Employee stock options. . . . . . . . . . . . .     241        -          -
                                                    ------  --------  ---------
Adjusted weighted average shares . . . . . . . . .   7,597    7,301      7,251
                                                    ------  --------  ---------

Diluted earnings (loss) per share. . . . . . . . .  $ 0.18  $ (0.44)  $  (2.20)
                                                    ------  --------  ---------

     Options to purchase 2,405,041 shares of common stock were outstanding at December 31, 1999 but were not included in the computation of diluted EPS because the options' weighted average exercise price was greater than the average market price of the common shares and the affect of including such shares would be anti-dilutive to the per share amount.

     The Company has 477,205 warrants outstanding at December 31, 1999 that were not included in the computation of diluted EPS because the warrants' weighted average exercise price was greater than the average market price of the common shares and the affect of including such shares would be anti-dilutive to the per share amount.


(12)  WRITE-OFF  OF  PRODUCT  DEVELOPMENT  AND  RELATED  COSTS

     During the fourth quarter of 1996, the Company recorded a non-recurring charge totaling $1.1 million relating to the write-off of capitalized product development costs totaling $375,000 and fees totaling $725,000 arising from an earlier agreement with QIMC, a healthcare focused, business-led coalition located in Cleveland. During 1994, the Company entered into an exclusive 10-year licensing agreement with QIMC for its database and methodologies. As of December 31, 1997, the Company was committed to pay an aggregate of $406,000 through March 1999 for the license and marketing services fees associated with the sale of the Company's product related to these methodologies. The Company recorded this charge because the joint marketing arrangement has not met management's expectations, resulting in limited sales of the related product during 1996. This trend was expected to continue through 1999 and, therefore, the projected sales for the related product and support revenue earned from existing clients are not considered adequate to support the related expenses associated with the QIMC agreement and the capitalized product development costs. The remaining commitment totaling $87,500 was included in other accruals as of December 31, 1998. At December 31, 1999 that commitment had been satisfied.


(13)  COST  OF  OPERATIONS  AND  GROSS  MARGIN  BY  PRIMARY  REVENUE  SOURCES

     The following represents revenues and cost of operations by primary revenue sources for the year ended December 31, 1999, 1998 and 1997 (in thousands):

                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1999           1998           1997
                                    -------------  -------------  -------------

Revenue:
     Systems . . . . . . . . . . .  $       5,046  $       2,384  $         935
     Support . . . . . . . . . . .          2,330          2,117          1,961
     Professional services . . . .          4,647          5,705          5,732
                                    -------------  -------------  -------------
          Total revenue. . . . . .         12,023         10,206          8,628
Cost of operations:
     Systems . . . . . . . . . . .            727          1,493          1,206
     Support . . . . . . . . . . .            555            686            638
     Professional services . . . .          1,860          2,199          3,560
                                    -------------  -------------  -------------
          Total cost of operations          3,142          4,378          5,404
                                    -------------  -------------  -------------
Gross margin . . . . . . . . . . .  $       8,881  $       5,828  $       3,224
                                    =============  =============  =============

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

                                                          DEFINED BENEFIT
                                                            PENSION PLAN
                                                    -----------------------------
                                                          1999            1998
                                                    -----------------  ----------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year. . . . . .  $        173,512   $ 293,744
Service cost . . . . . . . . . . . . . . . . . . .             8,581     149,570
Interest cost. . . . . . . . . . . . . . . . . . .            13,013      22,031
Plan participants' contributions . . . . . . . . .                 -           -
Actuarial gain/loss. . . . . . . . . . . . . . . .           (21,567)   (310,634)
Benefits paid. . . . . . . . . . . . . . . . . . .                 -           -
Amendments . . . . . . . . . . . . . . . . . . . .                 -           -
Business combinations. . . . . . . . . . . . . . .                 -           -
Divestitures . . . . . . . . . . . . . . . . . . .                 -           -
Curtailments . . . . . . . . . . . . . . . . . . .                 -           -
Settlements. . . . . . . . . . . . . . . . . . . .                 -           -
                                                    -----------------  ----------
Benefit obligation at end of year. . . . . . . . .  $       (173,539)  $(154,711)
                                                    -----------------  ----------
CHANGES IN PLAN ASSETS
Fair value of plan assets at beginning of year . .           210,923     186,540
Actual return on plan assets . . . . . . . . . . .            41,336     (71,161)
Employer contribution. . . . . . . . . . . . . . .             2,009      95,544
Plan participants' contributions . . . . . . . . .                 -           -
Benefits paid. . . . . . . . . . . . . . . . . . .                 -           -


Business combinations. . . . . . . . . . . . . . .                 -           -
Divestitures . . . . . . . . . . . . . . . . . . .                 -           -
Settlements. . . . . . . . . . . . . . . . . . . .                 -           -
Fair value of plan assets at end of year . . . . .  $        254,268   $ 210,923
                                                    -----------------  ----------
FUNDED STATUS
Unrecognized net actuarial gain/loss . . . . . . .          (244,389)   (225,482)
                                                    -----------------  ----------
Unrecognized prior service cost. . . . . . . . . .                 -           -
Unrecognized net obligation. . . . . . . . . . . .            43,126      37,411
Intangible asset . . . . . . . . . . . . . . . . .                 -           -
                                                    -----------------  ----------
Prepaid (accrued) benefit cost . . . . . . . . . .  $       (201,263)  $(188,071)

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate. . . . . . . . . . . . . . . . . . .              7.50%       7.50%
Expected return on plan assets . . . . . . . . . .              7.50%       7.50%
Rate of compensation increase. . . . . . . . . . .              5.00%       5.00%
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost . . . . . . . . . . . . . . . . . . .             8,581     149,570
Interest cost. . . . . . . . . . . . . . . . . . .            13,013      22,031
Expected return on plan assets . . . . . . . . . .           (16,779)    (13,991)
Asset loss deferred. . . . . . . . . . . . . . . .                 -           -

Amortization of unrecognized transition obligation                 -           -
Amortization of recognized gain/loss . . . . . . .            (8,415)          -
Amortization of prior service cost . . . . . . . .            18,801      18,801
Settlement or curtailment recognized gain/loss . .                 -           -
                                                    -----------------  ----------
Net periodic benefit cost. . . . . . . . . . . . .  $         15,201   $ 176,411
                                                    -----------------  ----------


(16)  SUPPLEMENTAL  CASH  FLOW  INFORMATION

     Cash paid for interest was $ 30,000, $38,000 and $46,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(17)  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS

     Financial instruments included in current assets and current liabilities, which include cash and cash equivalents, accounts and trade receivables, accounts payable and accrued expenses, approximate fair value.

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

                                                             ARTHUR ANDERSEN LLP
Vienna,  VA
March  27,  1998

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                          ADDITIONS
                                             BALANCE AT   CHARGED TO
                                            BEGINNING OF  COSTS AND                 BALANCE AT END
 DESCRIPTION                                   PERIOD      EXPENSES     DEDUCTIONS    OF PERIOD
------------------------------------------  ------------  ----------  --------------  ---------
Allowance for doubtful accounts receivable
     1997. . . . . . . . . . . . . . . . .       102,292     611,222         228,503    485,011
     1998. . . . . . . . . . . . . . . . .       485,011      60,021          30,739    514,293
     1999. . . . . . . . . . . . . . . . .       514,293      91,708          75,311    530,690

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     Information concerning the directors and executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 29, 2000.

ITEM  11.  EXECUTIVE  COMPENSATION

     Information concerning management compensation is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 29, 2000.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 29, 2000.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by April 29, 2000.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS ON FORM 8-K

(a)     List  of  documents  filed  as  part  of  this  report.

1. The consolidated financial statements required by Part IV, Item 14 are included in Part II, Item 8.

2. The financial statement schedules required by Part IV, Item 14 are included in Part II, Item 8.

(b)     Reports  on  Form  8-K.
     The Company has not filed any Reports on Form 8-K for the quarterly period ended December 31, 1999.

(c)     Exhibits

EXHIBIT NO.    DESCRIPTION
------------  ---------------------------------------------------------------

        2.1   Asset Purchase Agreement by and among the Company and Dun &
              Bradstreet HealthCare Information, Inc. and Cognizant
              Corporation dated as of December 30, 1996 (1)
        2.2   Asset Purchase Agreement by and among the Company and Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated as of January 7, 1997 (1)
        2.3   Agreement and Plan of Merger among the Company, NHA
              Acquisition Corporation, National Health Advisors, Ltd.,
              Scott A. Mason and Donald W. Seymour dated as of June 2,
              1997 (5)
        3.1   Amended and Restated Certificate of Incorporation (5)
        3.2   By-Laws (2)
        4.1   Specimen Common Stock Certificate (2)


        4.2   Rights Agreement between the Company and First Chicago Trust
              Company of New York, dated as of May 6, 1997 (3)
       10.1   APACHE Medical Systems, Inc. Employee Stock Option Plan * (5)
       10.2   APACHE Medical Systems, Inc. Non-Employee Director Option Plan * (5)
       10.3   Sublease Agreement between the Company and First Union
              National Bank of Virginia, dated March 17, 1994 (2)
       10.4   Registration Agreement between the Company and Certain
              Stockholders, dated December 28, 1995 (2)
       10.5 Form of Warrant Agreement relating to warrants issued in 1995 (2)
       10.6   Warrant Agreement between the Company and Venture Fund of
              Washington, dated May 13, 1991 (2)
       10.7   Licensing Agreement between the Company and Cerner
              Corporation, dated February 2, 1995 (2)
       10.8   Nonqualified Stock Option Agreement between the Company and
              The Cleveland Clinic Foundation, dated August 19, 1994 (2)
       10.9   Agreement between the Company and The George Washington
              University, dated August 19, 1994 (2)
      10.10   Letter Agreement between the Company and the Northern New
              England Cardiovascular Disease Study Group, dated March 13,
              1995 (2)
      10.11   Licensing Agreement between the Company and Quality
              Information Management Corporation, dated March 24, 1994 (2)
      10.12   Marketing Agreement between the Company and American
              Healthcare Systems Purchasing Partners, L.P., dated as of
              June 3, 1996 (2)
      10.13   Registration Agreement between the Company and each of Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated January 7, 1997 (1)
      10.14 Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
              P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
              M.D., dated January 7, 1997 (4)
      10.15   Security Agreement dated February 11, 1997 made by the
              Company for the use and benefit of Crestar Bank and corresponding Commercial Note (5)
      10.16   License Agreement between the Company and Vermont Oxford
              Network, Inc., Related Services Agreement between the
              Company and Vermont Oxford Network, Inc. and Consulting
              Agreement between the Company and Clinimetrics, Inc. each effective as of June 24, 1997 ** (5)
      10.17   Employment Agreement by and between the Company and Gerald
              E. Bisbee, Jr., Ph.D., dated May 5, 1997 * (5)
      10.18   Employment Agreement by and between the Company and Scott A.
              Mason, dated June 2, 1997 * (5)
      10.19   Nonqualified Stock Option Agreement between the Company and
              William A. Knaus, M.D. dated May 29, 1997 * (5)
      10.20   APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated February 23, 1998, including forms of
              Incentive Stock Option Agreement and Nonqualified Stock
              Option Agreement * (6)
      10.21   Form of 1998 Employment Agreement * (6)
      10.22   Form of Nonqualified Director Stock Option Agreement * (6)
      10.23 Employment Agreement by and between Peter Gladkin and the Company, dated May 30, 1998 * (7)
      10.24 Employment Agreement by and between Gina Campbell and the Company, dated August 24, 1998 * (8)
      10.25 Employment Agreement by and between Karen Miller and the Company, dated September 30, 1998 * (8)
      10.26 Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999
       23.1   Consent of Ernst & Young LLP
       23.2   Consent of Arthur Andersen LLP
       27.1   Financial Data Schedule

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K

**    Confidential  portions  omitted  and  supplied separately to the Securities and
Exchange  Commission  staff.


(1) Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-04106)

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)

(4) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)

(5) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)

(6) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)

(7) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)

(8) Incorporatd herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20805)


(d)    Financial  Statement  Schedules
       The financial statement schedules required by Part IV, Item 14 are included in Part II, Item 8.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2000.

                                 APACHE  MEDICAL  SYSTEMS,  INC.


                                 By:  /s/  PETER  GLADKIN
                                 ------------------------------
                                 Peter  Gladkin
                                 President  and  Chief  Executive  Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2000 by the following persons on behalf of the Registrant in the capacities indicated.

SIGNATURE                                 CAPACITY
--------------------------------  -------------------------
/s/ PETER GLADKIN                 President and Chief
--------------------------------  Executive Officer
Peter Gladkin

/s/ KAREN C. MILLER               Vice President, Finance and Chief Financial Officer
--------------------------------  (Princial Finance and Accounting Officer)
Karen C. Miller

/s/ EDWARD J. CONNORS             Director
--------------------------------
Edward J. Connors

/s/ THOMAS W. HODSON              Director
--------------------------------
Thomas W. Hodson

/s/ WILLIAM A. KNAUS, M.D.        Director
--------------------------------
William A. Knaus, M.D.

/s/ LAWRENCE S. LEWIN             Director
--------------------------------
Lawrence S. Lewin

/s/ RICHARD E. DESSIMOZ           Director
--------------------------------
Richard E. Dessimoz

/s/ GERALD E. BISBEE, JR., PH.D.  Director
--------------------------------
Gerald E. Bisbee, Jr., Ph.D.

                          APACHE MEDICAL SYSTEMS, INC.

                               BOARD OF DIRECTORS

                          Gerald E. Bisbee, Jr., Ph.D.
                              President, Chairman &
                             Chief Executive Officer
                              ReGen Biologics, Inc.

                                Edward J. Connors
                                    President
                          Connors/Roberts & Associates

                                Richard Dessimoz
                    Vice President & Chief Executive Officer
                       Wabash National Finance Corporation

                                  Peter Gladkin
                       President & Chief Executive Officer
                          APACHE Medical Systems, Inc.

                                Thomas W. Hodson
                     Vice Chairman & Chief Executive Officer
                                NeuroSource, Inc.

                             William A. Knaus, M.D.
                   University of Virginia School of Medicine,
            Chairman of the Department of Health Evaluation Sciences
                            Chief Scientific Advisor,
                          APACHE Medical Systems, Inc.

                                Lawrence S. Lewin
                             Chief Executive Officer
                                   Lewin Group



                  To obtain additional copies of the Company's
                       Annual Report on Form 10-K, contact
                      the Investor Relations Department at
                      the Company's corporate headquarters.

                                INDEX TO EXHIBITS


EXHIBIT NO.    DESCRIPTION
------------  ---------------------------------------------------------------

        2.1   Asset Purchase Agreement by and among the Company and Dun &
              Bradstreet HealthCare Information, Inc. and Cognizant
              Corporation dated as of December 30, 1996 (1)
        2.2   Asset Purchase Agreement by and among the Company and Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated as of January 7, 1997 (1)
        2.3   Agreement and Plan of Merger among the Company, NHA
              Acquisition Corporation, National Health Advisors, Ltd.,
              Scott A. Mason and Donald W. Seymour dated as of June 2,
              1997 (5)
        3.1   Amended and Restated Certificate of Incorporation (5)
        3.2   By-Laws (2)
        4.1   Specimen Common Stock Certificate (2)
        4.2   Rights Agreement between the Company and First Chicago Trust
              Company of New York, dated as of May 6, 1997 (3)
       10.1   APACHE Medical Systems, Inc. Employee Stock Option Plan * (5)
       10.2   APACHE Medical Systems, Inc. Non-Employee Director Option Plan * (5)
       10.3   Sublease Agreement between the Company and First Union
              National Bank of Virginia, dated March 17, 1994 (2)
       10.4   Registration Agreement between the Company and Certain
              Stockholders, dated December 28, 1995 (2)
       10.5 Form of Warrant Agreement relating to warrants issued in 1995 (2)
       10.6   Warrant Agreement between the Company and Venture Fund of
              Washington, dated May 13, 1991 (2)
       10.7   Licensing Agreement between the Company and Cerner
              Corporation, dated February 2, 1995 (2)
       10.8   Nonqualified Stock Option Agreement between the Company and
              The Cleveland Clinic Foundation, dated August 19, 1994 (2)
       10.9   Agreement between the Company and The George Washington
              University, dated August 19, 1994 (2)
      10.10   Letter Agreement between the Company and the Northern New
              England Cardiovascular Disease Study Group, dated March 13,
              1995 (2)
      10.11   Licensing Agreement between the Company and Quality
              Information Management Corporation, dated March 24, 1994 (2)
      10.12   Marketing Agreement between the Company and American
              Healthcare Systems Purchasing Partners, L.P., dated as of
              June 3, 1996 (2)
      10.13   Registration Agreement between the Company and each of Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated January 7, 1997 (1)
      10.14 Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
              P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
              M.D., dated January 7, 1997 (4)
      10.15   Security Agreement dated February 11, 1997 made by the
              Company for the use and benefit of Crestar Bank and corresponding Commercial Note (5)
      10.16   License Agreement between the Company and Vermont Oxford
              Network, Inc., Related Services Agreement between the
              Company and Vermont Oxford Network, Inc. and Consulting
              Agreement between the Company and Clinimetrics, Inc. each effective as of June 24, 1997 ** (5)
      10.17   Employment Agreement by and between the Company and Gerald
              E. Bisbee, Jr., Ph.D., dated May 5, 1997 * (5)
      10.18   Employment Agreement by and between the Company and Scott A.
              Mason, dated June 2, 1997 * (5)
      10.19   Nonqualified Stock Option Agreement between the Company and
              William A. Knaus, M.D. dated May 29, 1997 * (5)
      10.20   APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated February 23, 1998, including forms of
              Incentive Stock Option Agreement and Nonqualified Stock
              Option Agreement * (6)
      10.21   Form of 1998 Employment Agreement * (6)
      10.22   Form of Nonqualified Director Stock Option Agreement * (6)


      10.23   Employment Agreement by and between Peter Gladkin and the
              Company, dated May 30, 1998 * (7)
      10.24   Employment Agreement by and between Gina Campbell and the
              Company, dated August 24, 1998 * (8)
      10.25   Employment Agreement by and between Karen Miller and the
              Company, dated September 30, 1998 * (8)
      10.26   Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999
       23.1   Consent of Ernst & Young LLP
       23.2   Consent of Arthur Andersen LLP
       27.1   Financial Data Schedule
-------------

* Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K

**    Confidential  portions  omitted  and  supplied separately to the Securities and
Exchange  Commission  staff.

(1) Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)

(2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-04106)

(3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)

(4) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)

(5) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)

(6) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)

(7) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)

(8) Incorporatd herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20805)