Form 10-Q
period 2000-03-31
APACHE MEDICAL SYSTEMS INC
filed 2000-05-15
CIK 883697

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

   (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000
          ---------------------------------------------
                                or

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

  For the transition period from               to
                                --------------   -------------
    Commission file number                        000-20805
    -------------------------------------------------------

                   APACHE MEDICAL SYSTEMS, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

               Delaware                           23-2476415
               ---------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)            Identification No.)

        1650 Tysons Boulevard, McLean, Virginia                22102
        ------------------------------------------------------------
      (Address of principal executive offices)            (Zip Code)

                                 (703) 847-1400

              (Registrant's telephone number, including area code)
              ---------------------------------------------------
            (Former name, former address and former fiscal year, if
                           changed since last report)

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

                                    7,430,605
                                    ---------

 (Number of shares of common stock, $.01 par value per share, outstanding as of April 25, 2000)

                          APACHE MEDICAL SYSTEMS, INC.

                                      INDEX


                                                                                                       PAGE NO.
                                                                                                       -------
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.......................................................................3

               Consolidated Statements of Operations (unaudited) for the Three
               Months Ended March 31, 2000 and 1999.......................................................3

               Consolidated Balance Sheets as of March 31, 2000
               (unaudited) and December 31, 1999..........................................................4

               Consolidated Statements of Changes in Stockholders' Equity
               (Deficit) for the Three Months Ended March 31, 2000 (unaudited)
                and Year Ended December 31, 1999..........................................................5

               Consolidated Statements of Cash Flows (unaudited) for the Three
                Months Ended March 31, 2000 and 1999......................................................6

               Notes to Consolidated Financial Statements (unaudited).....................................7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................................8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.................................9

PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K.........................................................  9

Signatures...............................................................................................12

Index to Exhibits........................................................................................13

                          PART 1-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,

                                                                       2000                       1999
                                                               ---------------------      ---------------------
                                                                    (IN THOUSANDS EXCEPT PER SHARE DATA)

Revenue                                                                 $     1,583                  $   3,309

Expenses:
  Cost of goods sold                                                            625                        261
  Research and development                                                      147                        251
  Selling, general and administrative                                         1,656                      2,426
                                                               ---------------------       --------------------
          Total expenses                                                      2,428                      2,938


Income (loss) from operations                                                 (845)                        371

Other income (expense):
  Interest income                                                                77                         94
  Interest expense                                                              (7)                        (9)
                                                               ---------------------       --------------------

Net Income (loss)                                                      $      (775)                 $      456
                                                               =====================       ====================

Basic and diluted net income (loss) per share                          $     (0.10)                 $     0.06
                                                               =====================       ====================

Weighted average number of shares used for calculation of
per share                                                                     7,398                      7,338
                                                               =====================      =====================


          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                    MARCH 31,                   DECEMBER 31,
                                                                                     2000                           1999
                                                                                 (unaudited)
                                                                               ---------------------------     --------------------
                                                                                         (IN THOUSANDS EXCEPT SHARE DATA)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                                                $      4,360                   $    5,194
Short-term investments                                                                            798                        1,048
Accounts receivable, net                                                                        2,889                        3,012
Prepaid expenses and other                                                                        459                          499
                                                                           ---------------------------     ------------------------
      TOTAL CURRENT ASSETS                                                                      8,506                        9,753

Other trade receivables, net of current maturities                                                 91                          104

Furniture and equipment                                                                         3,909                        3,661
Less accumulated depreciation and amortization                                                (3,331)                      (3,222)
                                                                           ---------------------------     ------------------------
                                                                                                  578                          439

Capitalized Software Costs, net                                                                   894                          793
Intangible assets, net                                                                            347                          377
                                                                           ---------------------------     ------------------------

      TOTAL ASSETS                                                                       $     10,416                   $   11,466
                                                                           ===========================     ========================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable                                                                         $        745                   $    1,142
Accrued expenses                                                                                1,652                        1,780
Deferred revenue                                                                                3,180                        3,220
Current maturities of long term obligations                                                       222                          163
                                                                           ---------------------------     ------------------------
      TOTAL CURRENT LIABILITIES                                                                 5,799                        6,305

Deferred rent benefit                                                                              21                            5
Obligations under capital leases, net of current maturities                                       126                            8
Notes payable - other, net of current maturities                                                    -                           35
                                                                           ---------------------------     ------------------------
      TOTAL LIABILITIES                                                                         5,946                        6,353
STOCKHOLDERS' EQUITY :

Common stock, $.01 par value, authorized shares, 30,000,000 at March 31,
2000 and December 31, 1999: issued and outstanding shares, 7,430,605 at
March 31, 2000 and 7,381,985 at December 31, 1999.                                                 74                           74

Accumulated comprehensive income-unrealized loss                                                 (22)                         (27)
Additional paid-in capital                                                                     45,945                       45,818
Accumulated deficit                                                                          (41,527)                     (40,752)
                                                                           ---------------------------     ------------------------

      TOTAL STOCKHOLDERS' EQUITY                                                                4,470                        5,113
                                                                           ===========================     ========================
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $     10,416                   $   11,466
                                                                           ===========================     =========================


          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                 COMMON STOCK                       ADDITIONAL
(In thousands, except share data.)                                 -----------------------------------------          PAID-IN
                                                                          SHARES                AMOUNT                CAPITAL
                                                                   ---------------------   -----------------   ---------------------
BALANCE AT DECEMBER 31, 1997                                                  7,267,756             $    73         $         45,703


Issuance of common stock under Employee Stock Purchase Plan                      62,717                   -                       67

Net loss                                                                              -                   -                        -
                                                                   ---------------------   -----------------   ---------------------


BALANCE AT DECEMBER 31,1998                                                   7,330,473             $    73         $         45,770


Issuance of common stock under Employee Stock Purchase Plan                      38,912                   1                       36

Exercise of common stock options                                                 12,600                   -                       12

Unrealized gain (loss)

Net income
                                                                   ---------------------   -----------------   ---------------------


BALANCE AT DECEMBER 31, 1999                                                  7,381,985             $    74         $         45,818


Issuance of common stock under Employee Stock Purchase Plan                       5,876                   -                        7

Exercise of common stock options                                                 42,744                   -                      120

Unrealized gain (loss)

Net income
                                                                   ---------------------   -----------------   ---------------------

BALANCE AT MARCH 31, 2000 (UNAUDITED)                                         7,430,605             $    74         $         45,945
                                                                   =====================   =================   =====================



                                                                          ACCUMULATED
(In thousands, except share data.)                                       COMPREHENSIVE               ACCUMULATED
                                                                         INCOME (LOSS)                  DEFICIT
                                                                    ------------------------   ------------------------
BALANCE AT DECEMBER 31, 1997                                         $                    -      $            (38,910)


Issuance of common stock under Employee Stock Purchase Plan                               -                          -

Net loss                                                                                  -                    (3,193)
                                                                    ------------------------   ------------------------


BALANCE AT DECEMBER 31,1998                                          $                    -      $            (42,103)


Issuance of common stock under Employee Stock Purchase Plan                               -

Exercise of common stock options                                                          -

Unrealized gain (loss)                                                                 (27)

Net income                                                                                                       1,351
                                                                    ------------------------   ------------------------


BALANCE AT DECEMBER 31, 1999                                         $                 (27)      $            (40,752)


Issuance of common stock under Employee Stock Purchase Plan                               -

Exercise of common stock options                                                          -

Unrealized gain (loss)                                                                    5

Net income                                                                                                       (775)
                                                                    ------------------------   ------------------------

BALANCE AT MARCH 31, 2000 (UNAUDITED)                                $                  (22)      $           (41,527)
                                                                    ========================   ========================


(In thousands, except share data.)                                                             COMPREHENSIVE
                                                                         TOTAL                 INCOME (LOSS)
                                                                   --------------------------------------------------
BALANCE AT DECEMBER 31, 1997                                            $         6,866           $         (15,918)

                                                                                           ==========================
Issuance of common stock under Employee Stock Purchase Plan                          67                            -

Net loss                                                                        (3,193)                      (3,193)
                                                                   ---------------------   --------------------------

                                                                                                  $          (3,193)
BALANCE AT DECEMBER 31,1998                                             $         3,740    ==========================


Issuance of common stock under Employee Stock Purchase Plan                          37                           -

Exercise of common stock options                                                     12                           -

Unrealized gain (loss)                                                             (27)                         (27)

Net income                                                                        1,351                        1,351
                                                                   ---------------------   -------------------------


BALANCE AT DECEMBER 31, 1999                                             $        5,113           $            1,324
                                                                                           ==========================

Issuance of common stock under Employee Stock Purchase Plan                           7                            -

Exercise of common stock options                                                    120                            -

Unrealized gain (loss)                                                                5                            5

Net income                                                                        (775)                        (775)
                                                                   --------------------------------------------------

BALANCE AT MARCH 31, 2000 (UNAUDITED)                                    $        4,470                    $   (770)
                                                                   ==================================================

         See accompanying Notes to Consolidated Financial Statements

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,

                                                                                       2000                       1999
                                                                                -------------------        -------------------
                                                                                               (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                     $    (775)                  $     456
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                                                            213                        206
      Provision for doubtful accounts                                                            -                        616
      Changes in operating assets and liabilities:
           Accounts receivable                                                                 124                      (427)
           Other trade receivables                                                              12                         13
           Other current assets                                                                 41                         59
           Accounts payable and accrued expenses                                             (525)                    (1,040)
           Deferred rent                                                                        15                       (15)
           Deferred revenue                                                                   (40)                        736
                                                                                 -------------------        -------------------
       NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES                                 (935)                        604

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capitalized software development costs                                                     (175)                       (98)
  Purchase of furniture and equipment                                                         (54)                        (4)
  Decrease in short-term investments                                                           249                        451
                                                                                -------------------        -------------------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                    20                        349

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                                             (16)                        (4)
  Principal payments on borrowings                                                            (35)                       (41)
  Proceeds from issuance of common stock under employee stock purchase plan                      7                         10
  Proceeds from issuance of common stock upon exercise of options                              120                          -
  Unrealized (gain) loss                                                                         5                          -
                                                                                -------------------        -------------------
       NET CASH FROM (USED IN) FINANCING ACTIVITIES                                             81                       (35)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (834)                        918

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                             5,194                      5,532
                                                                                -------------------        -------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $   4,360                  $   6,450
                                                                                ===================        ===================

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                             $       7                  $      12

          See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

            The accompanying consolidated financial statements have been prepared by APACHE Medical Systems, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The financial information included herein is unaudited. However, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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

3.    NEW ACCOUNTING PRONOUNCEMENTS

            The American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 31, 1997. The Company has adopted SOP 97-2 and it did not have a material impact on the financial statements of the Company. In March 1998, AcSEC issued Statement of Position 98-4 ("SOP 98-4") which defers for one year the implementation of certain provisions of SOP 97-2. The issuance of SOP 98-4 had no effect on the Company. In December 1998, the AICPA issued Statement of Position 98-9 ("SOP 98-9") which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 and amends the method of revenue recognition in some circumstances. The adoption of SOP 98-9 did not have a significant effect on the results of operations or financial position.

4.    STOCKHOLDERS' EQUITY

Stock Options

            On March 28, 2000, the Board of Directors approved an amendment to the Non-Employee Director Supplemental Stock Option Plan (the "Supplemental Plan"), to increase the number of shares of the Company's Common Stock available under the plan from 120,000 to 250,000. The amendment is subject to shareholder approval and if approved will be effective as of January 1, 2000. Subject to the approval of this amendment, on November 17, 1999, the Board of Directors granted options to acquire 8,700 shares of Common Stock to each non-employee director of the Company as of such date. The grant date was as of January 1, 2000 and the exercise price was $1.4845 per share, which price was the fair market value of the Common Stock on that date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

            REVENUE. Revenue for the quarter ended March 31, 2000 decreased to $1.6 million from $3.3 million in the prior year period. This decrease was related to a significant decrease in Systems revenue and to a lesser extent, a decrease in Professional Services revenue. The overall decrease in revenue resulted from a continuing soft market for systems and services during the quarter. The Company believes that the current market conditions are brought by a combination of the Balanced budget Amendment of 1997, Y2K carry-over effect, and looming concerns of the Health Insurance Portability and Accountability Act of 1996 ("H.I.P.P.A."). The Company also experienced delays in contract negotiations with a number of major customers.

            COST OF GOODS SOLD. Cost of goods sold for the quarter ended March 31, 2000 increased to $625,000 from $261,000 in the prior year period. This increase over the prior year period was primarily due to a reduction in the quarter ended March 31, 1999 of previously accrued costs related to migration contracts. This reduction was the result of improvements in the Company's implementation process.

            SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 2000 decreased to $1.6 million from $2.4 million in the prior year period. This decrease was due primarily to a decrease in bad debt expense as well as reductions in legal and other selling, general and administrative expenses.

            RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 2000 decreased to $147,000 from $251,000 in the prior year period. The decrease was due to an increase in capitalized software development costs and improvements in productivity in product generation processes that resulted in decreased expenses. This was partially offset by the Company's repositioning program. The program is proceeding according to plan and the rollout of the Company's Internet initiative, APACHE 2000, is on schedule. During the three months ended March 31, 2000, capitalized software development costs were $175,000, compared to $98,000 in the prior year period.

            OTHER INCOME (EXPENSE). Other income (expense) decreased from $85,000 for the quarter ended March 31, 1999 to $70,000 for the quarter ended March 31, 2000. The decrease is due to a decrease in interest income as a result of a reduction in cash.

LIQUIDITY AND CAPITAL RESOURCES

            Cash and short-term investments were $5.2 million as of March 31, 2000 compared to $6.2 million as of December 31, 1999.

            The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 2000. Through March 31, 2000, the Company has incurred cumulative net operating losses of approximately $41.5 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

            Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect the Company's actual results and could cause its actual results in fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

                           PART II - OTHER INFORMATION

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following Exhibits are filed herewith and made a part hereof:

            Exhibit Number                                  Description
            --------------                                  -----------
            2.1                     Asset Purchase Agreement by and among the Company and Dun &
                                    Bradstreet HealthCare Information, Inc. and Cognizant
                                    Corporation dated as of December 30, 1996 (1)
            2.2                     Asset Purchase Agreement by and among the Company and Iowa
                                    Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
                                    Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
                                    Heart Institute dated as of January 7, 1997 (1)
            2.3                     Agreement and Plan of Merger among the Company, NHA
                                    Acquisition Corporation, National Health Advisors, Ltd.,
                                    Scott A. Mason and Donald W. Seymour dated as of June 2,
                                    1997 (5)
            3.1                     Amended and Restated Certificate of Incorporation (5)
            3.2                     By-Laws (2)
            4.1                     Specimen Common Stock Certificate (2)
            4.2                     Rights Agreement between the Company and First Chicago Trust
                                    Company of New York, dated as of May 6, 1997 (3)
            10.1                    APACHE Medical Systems, Inc. Employee Stock Option Plan +(5)
            10.2                    APACHE Medical Systems, Inc. Non-Employee Director Option
                                    Plan +(5)
            10.3                    Sublease Agreement between the Company and First Union
                                    National Bank of Virginia, dated March 17, 1994 (2)
            10.4                    Registration Agreement between the Company and Certain
                                    Stockholders, dated December 28, 1995 (2)
            10.5                    Form of Warrant Agreement relating to warrants issued in 1995 (2)
            10.6                    Warrant Agreement between the Company and Venture Fund of
                                    Washington, dated May 13, 1991 (2)
            10.7                    Licensing Agreement between the Company and Cerner
                                    Corporation, dated February 2, 1995 (2)


            10.8                    Nonqualified Stock Option Agreement between the Company and
                                    The Cleveland Clinic Foundation, dated August 19, 1994 (2)
            10.9                    Agreement between the Company and The George Washington
                                    University, dated August 19, 1994 (2)
            10.10                   Letter Agreement between the Company and the Northern New
                                    England Cardiovascular Disease Study Group, dated March 13,
                                    1995 (2)
            10.11                   Licensing Agreement between the Company and Quality
                                    Information Management Corporation, dated March 24, 1994 (2)
            10.12                   Marketing Agreement between the Company and American
                                    Healthcare Systems Purchasing Partners, L.P., dated as of
                                    June 3, 1996 (2)
            10.13                   Registration Agreement between the Company and each of Iowa
                                    Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
                                    Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
                                    Heart Institute dated January 7, 1997 (1)
            10.14                   Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
                                    P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
                                    M.D., dated January 7, 1997 (4)
            10.15                   Security Agreement dated February 11, 1997 made by the
                                    Company for the use and benefit of Crestar Bank and
                                    corresponding Commercial Note (5)
            10.16                   License Agreement between the Company and Vermont Oxford
                                    Network, Inc., Related Services Agreement between the
                                    Company and Vermont Oxford Network, Inc. and Consulting
                                    Agreement between the Company and Clinimetrics, Inc. each
                                    effective as of June 24, 1997 ++(5)
            10.17                   Employment Agreement by and between the Company and Gerald
                                    E. Bisbee, Jr., Ph.D., dated May 5, 1997 +(5)
            10.18                   Employment Agreement by and between the Company and Scott A.
                                    Mason, dated June 15, 1999 +(10)
            10.19                   Nonqualified Stock Option Agreement between the Company and
                                    William A. Knaus, M.D. dated May 29, 1997 +(5)
            10.20                   APACHE Medical Systems, Inc. Employee Stock Option Plan,
                                    Amended and Restated Effective May 12, 1999 (9)
            10.21                   Form of 1998 Employment Agreement +(6)
            10.22                   Form of Nonqualified Director Stock Option Agreement +(6)
            10.23                   Employment Agreement by and between Peter Gladkin and the
                                    Company, dated May 30, 1998 +(7)
            10.24                   Employment Agreement by and between Gina Campbell and the
                                    Company, dated August 24, 1998 +(8)
            10.25                   Employment Agreement by and between Karen Miller and the
                                    the Company, dated September 30, 1998 +(8)
            10.26                   Employment Agreement by and between Violet Shaffer and
                                    the Company, dated April 28, 1998 +(9)
            10.27                   APACHE Medical Systems, Inc. Non-Employee Director
                                    Supplemental Stock Option Plan, Amended and Restated
                                    Effective May 12, 1999 +(9)
            10.28                   Employment Agreement by and between Sean Seerey and the Company,
                                    Dated May 11, 1999 (10)
            10.29                   Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)
            11.1                    Computation of Earnings (Loss) Per Share (12)
            27.1                    Financial Data Schedule (12)
                    +               Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K
                    ++              Confidential treatment was requested for a portion of this Exhibit

                                       10


                    (1)             Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
                    (2)             Incorporated herein by reference to the
                                    Company's Registration Statement on Form S-1
                                    (File No. 333-04106)
                    (3)             Incorporated herein by reference to the
                                    Company's Current Report on Form 8-K filed
                                    on June 4, 1997 (File No. 0-20805)
                    (4)             Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended March 31, 1997 (File No.
                                    0-20805)
                    (5)             Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended June 30, 1997 (File No.
                                    0-20805)
                    (6)             Incorporated herein by reference to the
                                    Company's Report on Form 10-K for the year
                                    ended December 31, 1997 (File No. 0-20805)
                    (7)             Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended June 30, 1998 (File No.
                                    0-20805)
                    (8)             Incorporated herein by reference to the
                                    Company's Report on Form 10-K for the year
                                    ended December 31, 1998 (File No. 0-20805)
                    (9)             Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended March 31, 1999 (File No.
                                    0-20805)
                    (10)            Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended September 30, 1999 (File No.
                                    0-20805)
                    (11)            Incorporated herein by reference to the
                                    Company's Report on Form 10-K for the year
                                    ended December 31, 1999 (File No. 0-20805)
                    (12)            Filed herewith

(b) Reports on Form 8-K

            The Company has not filed any reports on Form 8-K during the quarterly period ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          APACHE MEDICAL SYSTEMS, INC.

Date: May 15, 2000                        By:  /s/Peter Gladkin
                                               ----------------
                                               Peter Gladkin
                                               President and Chief Executive Officer


Date: May 15, 2000                        By:  /s/Karen C. Miller
                                               ------------------
                                               Karen C. Miller
                                               Vice President of Finance & Chief Financial
                                               Officer


                               INDEX TO EXHIBITS
                               -----------------

            Exhibit Number                        Description
            --------------                        -----------
            11.1                    Computation of Earnings (Loss) Per Share
            27.1                    Financial Data Schedule
