Form 10-Q
period 2000-06-30
APACHE MEDICAL SYSTEMS INC
filed 2000-08-11
CIK 883697

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                  --------------------------------------------
                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________ to______________


                        Commission file number 000-20805
                        --------------------------------

                          APACHE MEDICAL SYSTEMS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                   23-2476415
             -----------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)


       1650 Tysons Boulevard, McLean, Virginia                  22102
       --------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                                 (703) 847-1400


              (Registrant's telephone number, including area code)
              ----------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    7,452,087
                                    ---------

 (Number of shares of common stock, $.01 par value per share, outstanding as of
                                  July 1, 2000)

                          APACHE MEDICAL SYSTEMS, INC.

                                      INDEX

                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I - FINANCIAL INFORMATION

Item 1.            Financial Statements

              Consolidated Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2000 and 1999

              Consolidated Balance Sheets for the Six Months Ended June
               30, 2000 (unaudited) and Year Ended December 31, 1999

              Consolidated Statements of Changes in Stockholders' Equity
               (Deficit) for the Six Months Ended June 30, 2000 (unaudited) and Year Ended December 31, 1999

              Consolidated Statements of Cash Flows (unaudited) for the Six
               Months Ended June 30, 2000 and 1999

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

Index to Exhibits

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                            THREE MONTHS                       SIX MONTHS
                                                                               ENDED                              ENDED
                                                                              JUNE 30,                           JUNE 30,
                                                                     2000                   1999            2000           1999
                                                                    ------                 ------          ------         ------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

Revenue                                                            $ 1,829                 $ 3,629         $ 3,412       $ 6,938

Expenses:
  Cost of goods sold                                                   778                   1,220           1,403         1,480
  Research and development                                             152                     200             299           451
  Selling, general and administrative                                1,655                   1,819           3,311         4,245
          Total expenses                                             2,585                   3,239           5,013         6,176
                                                                 -----------             -----------     -----------   -----------

Income (Loss) from operations                                         (756)                    390          (1,601)          762

Other income (expense):
  Interest income                                                       64                      83             141           175
  Interest expense                                                      (7)                     (8)            (14)          (17)
  Other, net                                                             -                       6               -             6
                                                                 -----------             -----------     -----------   -----------

Net Income (Loss)                                                  $  (699)                $   471         $(1,474)      $   926
                                                                 ===========             ===========     ===========   ===========

Basic and diluted net income (loss) per share                      $ (0.09)                $  0.06         $ (0.20)      $  0.13
                                                                 ===========             ===========     ===========   ===========

Weighted average number of shares used for calculation of net
income (loss) per share                                              7,441                   7,350           7,420         7,344
                                                                 ===========             ===========     ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,                DECEMBER 31,
                                                                                                  2000                    1999
                                                                                                  ----                    ----
                                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS                                                                                         (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                                       $  2,348                 $  5,194
Short-term investments                                                                             1,469                    1,048
Accounts receivable, net                                                                           1,624                    3,012
Prepaid expenses and other                                                                           347                      499
                                                                                                --------                 --------
      TOTAL CURRENT ASSETS                                                                         5,788                    9,753
Other trade receivables, net of current maturities                                                    77                      104

Furniture and equipment                                                                            3,931                    3,661
Less accumulated depreciation and amortization                                                    (3,424)                  (3,222)
                                                                                                --------                 --------
                                                                                                     507                      439

Capitalized Software Costs, net                                                                    1,001                      793
Intangible assets, net                                                                               318                      377
                                                                                                --------                 --------

      TOTAL ASSETS                                                                              $  7,691                 $ 11,466
                                                                                                ========                 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                                $    646                 $  1,142
Accrued expenses                                                                                     998                    1,780
Deferred revenue                                                                                   1,937                    3,220
Current maturities of long term obligations                                                          185                      163
                                                                                                --------                 --------
      TOTAL CURRENT LIABILITIES                                                                    3,766                    6,305

Deferred rent benefit                                                                                 36                        5
Obligations under capital leases, net of current maturities                                          109                        8
Notes payable - other, net of current maturities                                                       -                       35
                                                                                                --------                 --------
      TOTAL LIABILITIES                                                                            3,911                    6,353

STOCKHOLDERS' EQUITY :
Common stock, $.01 par value, authorized shares, 30,000,000 at June 30, 2000 and                      75                       74
December 31, 1999: issued and outstanding shares, 7,452,087 at June 30, 2000 and
7,381,985 at December 31, 1999

Accumulated comprehensive income-unrealized loss                                                     (13)                     (27)
Additional paid-in capital                                                                        45,944                   45,818
Accumulated deficit                                                                              (42,226)                 (40,752)
                                                                                                --------                 --------

      TOTAL STOCKHOLDERS' EQUITY                                                                   3,780                    5,113
                                                                                                --------                 --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  7,691                 $ 11,466
                                                                                                ========                 ========


See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                    ADDITIONAL      ACCUMULATED
                                                                    COMMON STOCK                      PAID-IN      COMPREHENSIVE
(in thousands, except share data)                                      SHARES         AMOUNT          CAPITAL      INCOME (LOSS)

BALANCE AT DECEMBER 31, 1997                                         7,267,756      $       73      $   45,703      $        -

Issuance of common stock under Employee Stock Purchase Plan             62,717               -              67               -

Net loss                                                                     -               -               -               -
                                                                     ---------      ----------      ----------      ----------
BALANCE AT DECEMBER 31,1998                                          7,330,473      $       73      $   45,770      $        -

Issuance of common stock under Employee Stock Purchase Plan             38,912               1              36               -

Exercise of common stock options                                        12,600               -              12               -
Unrealized gain (loss)                                                                                                     (27)
                                                                     ---------      ----------      ----------      ----------
Net income
BALANCE AT DECEMBER 31, 1999                                         7,381,985      $       74      $   45,818      $      (27)

Issuance of common stock under Employee Stock Purchase Plan             11,556               -              14               -

Exercise of common stock options                                        76,661               1             141               -
Treasury stock purchase                                                (18,115)                            (29)
Unrealized gain                                                                                                             14
                                                                     ---------      ----------      ----------      ----------
Net income
BALANCE AT JUNE 30, 2000 (unaudited)                                 7,452,087      $       75      $   45,944      $      (13)
                                                                     =========      ==========      ==========      ==========



                                                                      ACCUMULATED                     COMPREHENSIVE
(in thousands, except share data)                                       DEFICIT           TOTAL       INCOME (LOSS)

BALANCE AT DECEMBER 31, 1997                                          $  (38,910)     $    6,866         (15,918)
                                                                                                      ==========
Issuance of common stock under Employee Stock Purchase Plan                    -              67               -

Net loss                                                                  (3,193)         (3,193)         (3,193)
                                                                      ----------      ----------      ----------
BALANCE AT DECEMBER 31,1998                                           $  (42,103)     $    3,740          (3,193)
                                                                                                      ==========
Issuance of common stock under Employee Stock Purchase Plan                                   37               -

Exercise of common stock options                                                              12               -
Unrealized gain (loss)                                                                       (27)            (27)
Net income                                                                 1,351           1,351           1,351
                                                                      ----------      ----------      ----------
BALANCE AT DECEMBER 31, 1999                                          $  (40,752)     $    5,113           1,324
                                                                                                      ==========
Issuance of common stock under Employee Stock Purchase Plan                                   14               -

Exercise of common stock options                                                             142               -
Treasury stock purchase                                                                      (29)
Unrealized gain                                                                               14              14
Net income                                                                (1,474)         (1,474)         (1,474)
                                                                      ----------      ----------      ----------
BALANCE AT JUNE 30, 2000 (unaudited)                                  $  (42,226)     $    3,780      $   (1,460)
                                                                      ==========      ==========      ==========


See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                                 2000             1999
                                                                                               --------         --------
                                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                             $ (1,474)        $    926
  Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
      Depreciation and amortization                                                                  388              418
      Provision for doubtful accounts                                                                 75              616
      Changes in operating assets and liabilities:
           Accounts receivable                                                                     1,314           (1,268)
           Other trade receivables                                                                    25               26
           Other current assets                                                                      153              117
           Accounts payable and accrued expenses                                                  (1,278)            (991)
           Deferred rent                                                                              31              (31)
           Deferred revenue                                                                       (1,283)             270
                                                                                                --------         --------
       NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES                                      (2,049)              83

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capitalized software development costs                                                            (335)            (233)
  Purchase of furniture and equipment                                                               (270)              (8)
  Increase in short-term investments                                                                (421)             (48)
                                                                                                --------         --------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                      (1,026)            (289)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on capital lease obligations                                                    159               (9)
  Principal payments on borrowings                                                                   (71)             (81)
  Proceeds from issuance of common stock under employee stock purchase plan                           14               22
  Proceeds from issuance of common stock upon exercise of options, net of treasury stock             113                -
  Unrealized gain                                                                                     14                -
                                                                                                --------         --------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                           229              (68)

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (2,846)            (274)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   5,194            5,532
                                                                                                --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $  2,348         $  5,258
                                                                                                ========         ========

SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                                    $     13         $     17
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

2.    BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company has implemented Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") Statement No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Options and warrants outstanding were not included in the computation of diluted earnings per share as their effect would be anti-dilutive. Diluted net income (loss) per share and basic earnings per share are identical for all periods presented.

3.    NEW ACCOUNTING PRONOUNCEMENTS

The American Institute of Certified Public Accountants ("AICPA") has issued Statement of Position 97-2 "Software Revenue Recognition" ("SOP 97-2") that supersedes Statement of Position 91-1. SOP 97-2 is effective for revenue transactions entered into by the Company in fiscal years beginning after December 31, 1997. The Company has adopted SOP 97-2 and it did not have a material impact on the financial statements of the Company. In March 1998, AICPA issued SOP 98-4, which defers for one year the implementation of certain provisions of SOP 97-2. The issuance of SOP 98-4 had no effect on the Company. In December 1998, the AICPA issued SOP 98-9, which extends the deferral date of implementation of certain provisions of SOP 97-2 to 2000 and amends the method of revenue recognition in some circumstances. The adoption of this SOP did not have a significant effect on the results of operations or financial position.

4.    STOCKHOLDERS' EQUITY

Stock Options

On May 31, 2000 the Company's shareholders approved an amendment to the Non-Employee Director Supplemental Stock Option Plan (the "Supplemental Plan"), to increase the number of shares of the Company's Common Stock available under the plan from 120,000 to 250,000. The amendment was effective as of January 1, 2000. On November 17, 1999, the Board of Directors granted options to acquire 8,700 shares of Common Stock to each non-employee director of the Company subject to the approval of the amendment to the Supplemental Plan. The grant date was effective as of January 1, 2000 and the exercise price was $1.52 per share, which price was the fair market value of the Common Stock on that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUE. Revenue for the quarter ended June 30, 2000 decreased to $1.8 million from $3.6 million in the prior year period. This decrease was related to a significant decrease in Systems revenue. Revenue for the six months ended June 30, 2000 decreased to $3.4 million from $6.9 million in the year ago period. The overall decrease in revenue resulted from a continuing soft market for systems and services during the quarter. The Company believes that the current market conditions are brought about by a combination of the Balanced Budget Amendment of 1997, Y2K carry-over effect, and looming Health Insurance Portability and Accountability Act of 1996 (HIPAA) concerns.

COST OF GOODS SOLD. Cost of goods sold for the quarter ended June 30, 2000 decreased to $778,000 from $1.2 million in the prior year period. This decrease was primarily related to the decrease in revenue. Cost of goods sold for the six months ended June 30, 2000 decreased slightly to $1.4 million from $1.5 million in the prior year period.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended June 30, 2000 decreased to $1.7 million from $1.8 million in the prior year period. This decrease was due to an overall reduction in selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2000 decreased to $3.3 million from $4.2 million in the prior year period. This decrease was due primarily to a decrease in bad debt expense as well as reductions in legal and other selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended June 30, 2000 decreased to $152,000 from $200,000 in the prior year period. Research and development expenses for the six months ended June 30, 2000 decreased to $299,000 from $451,000 in the prior year period. The decrease was due to an increase in capitalized software development costs and improvements in productivity in product generation processes. This was partially offset by the Company's repositioning program. The program is proceeding according to plan and the rollout of the Company's Internet initiative, APACHE 2000, is on schedule. During the six months ended June 30, 2000, capitalized software development costs were $335,000, compared to $233,000 in the prior year period.

OTHER INCOME (EXPENSE). Other income (expense) for the quarter ended June 30, 2000 decreased to $57,000 from $81,000 in the prior year period. Other income (expense) for the six months ended June 30, 20000 decreased to $127,000 from $164,0000 in the prior year period. The decrease is due to a decrease in interest income as a result of a reduction in cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $3.8 million as of June 30, 2000 compared to $6.2 million as of December 31, 1999.

The Company anticipates that funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 2000. Through June 30, 2000, the Company has incurred cumulative net operating losses of approximately $42.2 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Security Holders

(a)   The Annual Meeting of stockholders was held on May 31, 2000.


(b) At such meeting all 7 of the nominees for election as directors were elected to hold office until the next Annual Meeting. The votes cast with respect to each nominee for election as a director were as follows:

Election of Directors: For:/Withheld: Gerald E. Bisbee, Jr., Ph.D. 5,865,638 / 72,152, Edward J. Conners 5,929,389 / 8,401, Richard Dessimoz 5,927,389 /
10,401, Peter Gladkin 5,915,837 / 21,953, Thomas W. Hodson 5,929,389 / 8,401,
William A. Knaus. M.D. 5,882,689 / 55,101, Lawrence S. Lewin 5,927,989 / 9,801.

At such meeting the shareholders approved the Amendment to the Non Employee Director Supplemental Stock Option Plan as follows: For: 5,772,436. Against:
154,972. Abstain: 10,382.

At such meeting the stockholders ratified the appointment of Ernst & Young LLP as the Company's independent accountants. For: 5,915,111. Against: 5,642.
Abstain: 17,037.


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

            10.26                   Employment Agreement by and between Violet Shaffer and
                                    the Company, dated April 28, 1998 +(9)

            10.27                   APACHE Medical Systems, Inc. Non-Employee Director
                                    Supplemental Stock Option Plan, Amended and Restated
                                    Effective May 12, 1999 +(9)

            10.28                   Employment Agreement by and between Sean Seerey and the Company,
                                    Dated May 11, 1999 (10)

            10.29                   Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)

            10.30                   Employment Agreement by and between William Knaus and
                                    the Company, dated July 28, 2000 +(12)

            10.31                   APACHE Medical Systems, Inc. Non-Employee Director Supplemental
                                    Stock Option Plan, Amended and Restated Effective January 1, 2000+ (13)

            11.1                    Computation of Earnings (Loss) Per Share (12)

            27.1                    Financial Data Schedule (12)

+             Reflects management contract or other compensatory arrangement

++            Confidential treatment was requested for a portion of this Exhibit

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

                    (8)             Incorporated herein by reference to the
                                    Company's Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20805)

                    (9)             Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended March 31, 1999 (File No.
                                    0-20805)

                    (10)            Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended September 30, 1999 (File No.
                                    0-20805)

                    (11)            Incorporated herein by reference to the
                                    Company's Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20805)

                    (12)            Filed herewith

                    (13)            Incorporated herein by reference to the
                                    Company's Definitive Proxy Statement filed on April 27, 2000 (File No. 0-20805)

(b)      Reports on Form 8-K

Form 8-K dated June 1, 2000 and filed June 8, 2000, for the purpose of filing under Item 5--Other Events and Item 7--Financial Statements and Exhibits, a press release announcing that Dr. William Knaus had been named as the Registrant's President and Chief Executive Officer.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        APACHE MEDICAL SYSTEMS, INC.

Date: August 11, 2000                /s/William A. Knaus
                                     -------------------

                                     William A. Knaus
                                     President and Chief Executive Officer

                                     /s/Karen C. Miller
                                     -------------------

                                     Karen C. Miller
                                     Vice President of Finance & Chief Financial
                                     Officer

                                INDEX TO EXHIBTS

Exhibit Number               Description
                             -----------
10.30              Employment Agreement by and between William Knaus and
                       the Company, dated July 28, 2000

11.1                Computation of Earnings (Loss) Per Share

27.1                Financial Data Schedule