Form 10-Q
period 2000-09-30
APACHE MEDICAL SYSTEMS INC
filed 2000-11-13
CIK 883697

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                -------------------------------------------------
                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________ to______________


                     Commission file number      000-20805
                     -------------------------------------

                          APACHE MEDICAL SYSTEMS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                            23-2476415
                   ----------------------------------------------
              (State or other jurisdiction of      (I.R.S. Employer
               incorporation or organization)      Identification No.)


               1650 Tysons Boulevard, McLean, Virginia          22102
               ------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

                                 (703) 847-1400


              (Registrant's telephone number, including area code)
              ----------------------------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    7,459,956
                                    ---------

   (Number of shares of common stock, $.01 par value per share, outstanding as of October 1, 2000)

                          APACHE MEDICAL SYSTEMS, INC.

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

          Consolidated Statements of Operations (unaudited) for the Three and
           Nine Months Ended September 30, 2000 and 1999

          Consolidated Balance Sheets as of the Nine Months Ended September
           30, 2000 (unaudited) and Year Ended December 31, 1999

          Consolidated Statements of Changes in Stockholders' Equity
           (Deficit) for the Nine Months Ended September 30, 2000 (unaudited) and Year Ended December 31, 1999

          Consolidated Statements of Cash Flows (unaudited) for the Nine Months
           Ended September 30, 2000 and 1999

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

Index to Exhibits

                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                          APACHE MEDICAL SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                      THREE MONTHS                         NINE MONTHS
                                                          ENDED                               ENDED
                                                      SEPTEMBER 30                         SEPTEMBER 30
                                                          2000           1999                 2000           1999
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue                                                $   1,551       $   2,972           $   4,963       $  9,910

Expenses:
  Cost of goods sold                                         761             927               2,164          2,407
  Research and development                                   157             131                 456            582
  Selling, general and administrative                      1,828           1,630               5,139          5,875
  Restructuring                                              225                                 225
                                                       ------------    -------------       -------------   -----------
          Total expenses                                   2,971           2,688               7,984          8,864

Income (loss) from operations                            (1,420)             284             (3,021)          1,046

Other income (expense):
  Interest income                                             49              73                 190            248
  Interest expense                                          (15)             (8)                (29)           (25)
  Other, net                                                   -               -                   -              6
                                                       ------------    -------------       -------------   -----------
Net Income (loss)                                      $ (1,386)       $     349           $ (2,860)       $  1,275
                                                       ============    =============       =============   ===========
Basic and diluted net income (loss) per share          $  (0.19)       $    0.05           $  (0.38)       $   0.17
                                                       ============    =============       =============   ===========
Weighted average number of shares used for
calculation of net income (loss) per share                 7,456           7,361               7,432          7,350
                                                       ============    =============       =============   ===========
Weighted average number of shares used for
calculation of diluted net income (loss) per
share                                                      7,456           7,602               7,432          7,591
                                                       ============    =============       =============   ===========



See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                      SEPTEMBER 30,             DECEMBER 31,
                                                                                          2000                     1999
                                                                          ---------------------------------------------------
                                                                           (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS                                                                               (unaudited)
CURRENT ASSETS:
Cash and cash equivalents                                                           $          2,107            $     5,194
Short-term investments                                                                           448                  1,048
Accounts receivable, net                                                                       1,028                  3,012
Prepaid expenses and other                                                                       322                    499
                                                                                        ------------------       ------------------
      TOTAL CURRENT ASSETS                                                                     3,905                  9,753
Other trade receivables, net of current maturities                                                63                    104

Furniture and equipment                                                                        3,937                  3,661
Less accumulated depreciation and amortization                                               (3,510)                (3,222)
                                                                                        ------------------       ------------------
                                                                                                 427                    439

Capitalized Software Costs, net                                                                  974                    793
Intangible assets, net                                                                           289                    377
                                                                                        ------------------       ------------------

      TOTAL ASSETS                                                                  $          5,658            $    11,466
                                                                                        ===================      ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                    $            469            $     1,142
Accrued expenses                                                                                 972                  1,780
Accrued restructuring expenses                                                                   225
Deferred revenue                                                                               1,285                  3,220
Current maturities of long term obligations                                                      150                    163
                                                                                        ------------------       ------------------

      TOTAL CURRENT LIABILITIES                                                                3,101                  6,305

Deferred rent benefit                                                                             51                      5
Obligations under capital leases, net of current maturities                                       93                      8
Notes payable - other, net of current maturities                                                   -                     35
                                                                                        ------------------       ------------------

      TOTAL LIABILITIES                                                                        3,245                  6,353

STOCKHOLDERS' EQUITY :
Common stock, $.01 par value, authorized shares, 30,000,000 at September 30,                      75                     74
2000 and December 31, 1999: issued and outstanding shares, 7,459,956 at
September 30, 2000 and 7,381,985 at December
31, 1999.
Accumulated other comprehensive income-unrealized loss                                             -                   (27)
Additional paid-in capital                                                                    45,950                 45,818
Accumulated deficit                                                                         (43,612)               (40,752)
                                                                                        ------------------       ------------------

      TOTAL STOCKHOLDERS' EQUITY                                                               2,413                  5,113
                                                                                        ------------------       ------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $          5,658            $    11,466
                                                                                        ===================      ==================


See accompanying Notes to Consolidated Financial Statements.

                         APACHE MEDICAL SYSTEMS, INC.
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                           COMMON              ADDITIONAL    ACCUMULATED
                                           STOCK                PAID-IN     COMPREHENSIVE   ACCUMULATED             COMPREHENSIVE
(in thousands, except share data)          SHARES    AMOUNT     CAPITAL     INCOME (LOSS)    DEFICIT      TOTAL     INCOME (LOSS)

BALANCE AT DECEMBER 31, 1999              7,381,985  $    74    $  45,818     $    (27)     $ (40,752)   $ 5,113           1,324
                                                                                                                         =========
Issuance of common stock under Employee
  Stock Purchase Plan                        19,425        -           20            -                        20               -
Exercise of common stock options             76,661        1          141            -                       142               -
Treasury stock purchase                     (18,115)                  (29)                                   (29)
Unrealized gain                                                                     27                        27              27
Net income                                                                                     (2,860)    (2,860)         (2,860)
BALANCE AT SEPTEMBER 30, 2000             ---------       --       ------         ----        --------    --------       ---------
  (unaudited)                             7,459,956  $    75    $  45,950      $     -      $ (43,612)   $ 2,413     $    (2,833)
                                          =========       ==       =======        =====       =========    ========      =========



See accompanying Notes to Consolidated Financial Statements

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                 NINE MONTHS ENDED SEPTEMBER
                                                                                                               30,
                                                                                                  2000                   1999
                                                                                             -------------       -------------
                                                                                              (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                                                           $     (2,860)       $       1,275
 Adjustments to reconcile net income (loss) to net cash
 provided from (used in) operating activities:
   Depreciation and amortization                                                                       671                 632
   Provision for doubtful accounts                                                                      74                 616
   Changes in operating assets and liabilities:
     Accounts receivable                                                                             1,913                (15)
     Other trade receivables                                                                            38                  36
     Other current assets                                                                              178                 107
     Accounts payable and accrued expenses                                                         (1,481)             (1,720)
     Accrued restructuring expenses                                                                    225
     Deferred rent                                                                                      46                (49)
     Deferred revenue                                                                              (1,936)               (782)
                                                                                               ---------------      --------------
   NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES                                           (3,132)                 100

CASH FLOWS FROM INVESTING ACTIVITIES:

 Capitalized software development costs                                                              (476)               (354)
 Purchase of furniture and equipment                                                                 (276)                (70)
 Proceeds (purchases) from short-term investments                                                      627                (48)
                                                                                               ---------------      --------------
   NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                             (125)               (472)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on capital lease obligations                                                       144                (13)
 Principal payments on borrowings                                                                    (106)               (134)
 Proceeds from issuance of common stock under employee stock purchase plan                             161                  29
 Proceeds from issuance of common stock upon exercise of options, net of treasury stock               (29)                   2
                                                                                               ---------------      --------------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                                 170               (116)


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (3,087)               (488)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                     5,194               5,532
                                                                                               ---------------      --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $       2,107       $       5,044
                                                                                             =============       =============
SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                                 $          33       $           8
                                                                                             =============       =============

See accompanying Notes to Consolidated Financial Statements.


                                        6

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

2.    BASIC AND DILUTED NET LOSS PER SHARE

The Company has implemented Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") Statement No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic income (loss) per share includes no dilution and is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Options and warrants outstanding were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. Diluted net loss per share and basic earnings per share are identical for all periods presented.

3.    NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The adoption of SFAS 133 will not have a material effect on the financial position or results of operations of the Company.

In 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 explains how generally accepted accounting principles should be applied in the recognition of revenue in financial statements. The Company will implement SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

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

5.    RESTRUCTURING CHARGE

During the third quarter of 2000, the Board of Directors adopted a plan of restructuring for the Company designed to reduce expenses. In connection with the plan, the Company recorded a restructuring charge of $225,000. This charge was due to a reduction in headcount including severance, personnel, office and other related costs. The restructuring reduced headcount by approximately 33%, to 44 employees, through layoffs and closed positions. The costs of the restructuring are expected to be paid during the fourth quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RECENT DEVELOPMENTS

During the quarter the Board of Directors adopted a plan of restructuring for the Company. This plan is expected to reduce expenses by more than $1.5 million annually and is discussed in more detail herein. In addition, the Company's repositioning program, transitioning the Company to an Internet Application Service Provider, is near completion. The Company has begun the first delivery and early marketing of a succession of new, lower-cost medical decision support products. To better reach targeted domestic and international markets, the Company is actively exploring alliance and distribution options for its products. The Company has retained financial advisor Allen and Company Incorporated to explore strategic options, including the potential sale of the Company. The Board is in the process of meeting with the financial advisors to determine what alternatives are available to maximize the value of the Company's business to its shareholders. At this point, the Company cannot estimate the time involved or the end result of this process.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE. Revenue for the quarter ended September 30, 2000 decreased to $1.6 million from $3.0 million in the prior year period. This decrease was related to a significant decrease in Systems revenue. Revenue for the nine months ended September 30, 2000 decreased to $5.0 million from $9.9 million in the year ago period. The overall decrease in revenue resulted from a continuing soft market for systems and services during the quarter. The Company believes that the current market conditions are brought about by a combination of the Balanced Budget Amendment of 1997, Y2K carry-over effect, and looming HIPAA concerns.

COST OF GOODS SOLD. Cost of goods sold for the quarter ended September 30, 2000 decreased to $761,000 from $927,000 in the prior year period. Cost of goods sold for the nine months ended September 30, 2000 decreased to $2.2 million from $2.4 million in the prior year period. These decreases in cost of goods sold were primarily related to decreases in systems and services revenue discussed above.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended September 30, 2000 increased to $1.8 million from $1.6 million in the prior year period. This increase was due to an increase in rent,bad debt and compensation expense during the quarter. Selling, general and administrative expenses for the nine months ended September 30, 2000 decreased to $5.1 million from $5.9 million in the prior year period. This decrease was due primarily to a decrease in bad debt expense as well as reductions in legal and other selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended September 30, 2000 increased nominally to $157,000 from $131,000 in the prior year period. Research and development expenses for the nine months ended September 30, 2000 decreased to $456,000 from $582,000 in the prior year period. The decrease was due to an increase in capitalized software development costs and improvements in productivity in product generation processes that resulted in decreased expenses. This was partially offset by the Company's repositioning program. The program is proceeding according to plan and the rollout of the Company's Internet initiative, APACHE 2000, is near completion. The Company has begun the first delivery and early marketing of its new, lower cost medical decision support products. During the nine months ended September 30, 2000, capitalized software development costs were $476,000, compared to $354,000 in the prior year period.

RESTRUCTURING. During the third quarter of 2000, the Board of Directors adopted a plan of restructuring for the Company designed to reduce expenses. In connection with the plan, the Company recorded a restructuring charge of $225,000. This charge was due to a reduction in headcount including severance, personnel, office and other related costs. The restructuring reduced headcount by approximately 33%, to 44 employees, through layoffs and closed positions. The costs of the restructuring are expected to be paid during the fourth quarter of 2000. The plan will be funded from currently available cash and is expected to reduce expenses by more than $1.5 million annually.

OTHER INCOME (EXPENSE). Other income (expense) for the quarter ended September 30, 2000 decreased to $34,000 from $65,000 in the prior year period. Other income (expense) for the nine months ended September 30, 20000 decreased to $161,000 from $229,0000 in the prior year period. The decrease is due to a decrease in interest income as a result of a reduction in cash.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $2.6 million as of September 30, 2000 compared to $6.2 million as of December 31, 1999.

The Company anticipates that funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months. The aforementioned restructuring is expected to reduce expenses by more than $1.5 million annually. In addition, the Company's repositioning program, transitioning the Company to an Internet Application Service Provider, is nearing completion. The Company has begun the first delivery and early marketing of a succession of new, lower-cost medical decision support products. To better reach targeted domestic and international markets, the Company is actively exploring alliance and distribution options for its products. Through September 30, 2000, the Company has incurred cumulative net operating losses of approximately $43.6 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Forward-looking statements may be recognized by the use of words such as "anticipate", "believe", "expect", "intend" and "estimate" or similar language. All forward looking statements in this document are made as of the date of this document and are based on information available to the Company's management as of that date. The Company undertakes no obligation to update any statement in this document to reflect information that becomes available to the Company after that date. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect the Company's actual results and could cause its actual results in fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

            10.4                     Registration Agreement between the Company and Certain
                                    Stockholders, dated December 28, 1995 (2)
            10.5                     Form of Warrant Agreement relating to warrants issued in 1995 (2)
            10.6                     Warrant Agreement between the Company and Venture Fund of
                                    Washington, dated May 13, 1991 (2)
            10.7                     Licensing Agreement between the Company and Cerner
                                    Corporation, dated February 2, 1995 (2)
            10.8                     Nonqualified Stock Option Agreement between the Company and
                                    The Cleveland Clinic Foundation, dated August 19, 1994 (2)
            10.9                     Agreement between the Company and The George Washington
                                    University, dated August 19, 1994 (2)
            10.10                    Letter Agreement between the Company and the Northern New
                                    England Cardiovascular Disease Study Group, dated March 13,
                                    1995 (2)
            10.11                    Licensing Agreement between the Company and Quality
                                    Information Management Corporation, dated March 24, 1994 (2)
            10.12                    Marketing Agreement between the Company and American
                                    Healthcare Systems Purchasing Partners, L.P., dated as of
                                    June 3, 1996 (2)
            10.13                    Registration Agreement between the Company and each of Iowa
                                    Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
                                    Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
                                    Heart Institute dated January 7, 1997 (1)
            10.14                    Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
                                    P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
                                    M.D., dated January 7, 1997 (4)
            10.15                    Security Agreement dated February 11, 1997 made by the
                                    Company for the use and benefit of Crestar Bank and
                                    corresponding Commercial Note (5)
            10.16                    License Agreement between the Company and Vermont Oxford
                                    Network, Inc., Related Services Agreement between the
                                    Company and Vermont Oxford Network, Inc. and Consulting
                                    Agreement between the Company and Clinimetrics, Inc. each
                                    effective as of June 24, 1997 ++(5)
            10.17                    Employment Agreement by and between the Company and Gerald
                                    E. Bisbee, Jr., Ph.D., dated May 5, 1997 +(5)
            10.18                    Employment Agreement by and between the Company and Scott A.
                                    Mason, dated June 15, 1999 +(10)
            10.19                    Nonqualified Stock Option Agreement between the Company and
                                    William A. Knaus, M.D. dated May 29, 1997 +(5)
            10.20                    APACHE Medical Systems, Inc. Employee Stock Option Plan,
                                    Amended and Restated Effective May 12, 1999 (9)
            10.21                    Form of 1998 Employment Agreement +(6)
            10.22                    Form of Nonqualified Director Stock Option Agreement +(6)
            10.23                    Employment Agreement by and between Peter Gladkin and the
                                    Company, dated May 30, 1998 +(7)
            10.24                    Employment Agreement by and between Regina Campbell
                                    and the Company, dated August 16, 2000 +(12)
            10.25                    Employment Agreement by and between Violet Shaffer
                                    and the Company, dated September 20, 2000 +(12)
            10.26                    Employment Agreement by and between Karen Miller
                                    and the Company, dated July 28, 2000 +(12)
            10.27                    APACHE Medical Systems, Inc. Non-Employee Director
                                    Supplemental Stock Option Plan, Amended and Restated
                                    Effective May 12, 1999 +(9)
            10.28                    Employment Agreement by and between Sean Seerey and the Company,
                                    Dated May 11, 1999 +(10)
            10.29                    Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)
            10.30                    Employment Agreement by and between William Knaus and the Company, dated July 28, 2000 +(12)
            10.31                    APACHE Medical Systems, Inc. Non-Employee Director Supplemental
                                    Stock Option Plan, Amended and Restated Effective
                                    January 1, 2000 +(3)
            11.1                     Computation of Earnings (Loss) Per Share (14)
            27.1                     Financial Data Schedule (14)

                                       10

                    +                Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-Q
                    ++               Confidential treatment was requested for a portion of this Exhibit
                    (1)              Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
                    (2)              Incorporated herein by reference to the
                                    Company's Registration Statement on Form S-1
                                    (File No. 333-04106)
                    (3)              Incorporated herein by reference to the
                                    Company's Current Report on Form 8-K filed
                                    on June 4, 1997 (File No. 0-20805)
                    (4)              Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended March 31, 1997 (File No.
                                    0-20805)
                    (5)              Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended June 30, 1997 (File No.
                                    0-20805)
                    (6)              Incorporated herein by reference to the
                                    Company's Report on Form 10-K for the year
                                    ended December 31, 1997 (File No. 0-20805)
                    (7)              Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended June 30, 1998 (File No.
                                    0-20805)
                    (8)              Incorporated herein by reference to the
                                    Company's Report on Form 10-K for the year
                                    ended December 31, 1998 (File No. 0-20805)
                    (9)              Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended March 31, 1999 (File No.
                                    0-20805)
                    (10)             Incorporated herein by reference to the
                                    Company's Report on Form 10-Q for the
                                    quarter ended September 30, 1999 (File No.
                                    0-20805)
                    (11)             Incorporated herein by reference to the
                                    Company's Report on Form 10-K for the year
                                    ended December 31, 1999 (File No. 0-20805)
                    (12)             Incorporated herein by reference to the Company's
                                    Report on Form 10-Q for the Quarter ended June 30,
                                    2000 (File No. 0-20805)
                    (13)             Incorporated herein by reference to the Company's
                                    Definitive Proxy Statement filed on April 27, 2000
                                    (File No. 0-20805)
                    (14)             Filed herewith

(b)      Reports on Form 8-K

The company has not filed any reports on Form 8-K during the quarterly period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      APACHE MEDICAL SYSTEMS, INC.

Date: November 13, 2000            /s/William A. Knaus
                                   -------------------

                                   William A. Knaus
                                   President and Chief Executive Officer

                                   /s/Karen C. Miller
                                   ------------------

                                   Karen C. Miller
                                   Vice President of Finance & Chief Financial
                                   Officer

                                INDEX TO EXHIBTS

Exhibit Number           Description

11.1              Computation of Earnings (Loss) Per Share

27.1              Financial Data Schedule