Form 10-K
period 2000-12-31
APACHE MEDICAL SYSTEMS INC
filed 2001-04-02
CIK 883697

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31,
       2000

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20805
                            ------------------------

                          APACHE MEDICAL SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      23-2476415
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

            1650 TYSONS BOULEVARD,                                 22102
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No  [ ]
                                               ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 1, 2001 was approximately $1,632,000. The number of outstanding shares of the registrant's Common Stock as of that date was 7,466,966.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant intends to file a preliminary proxy statement for its annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2000. Portions of such proxy statement are incorporated by reference into this Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     In 2000, APACHE Medical Systems, Inc., which is referred to in this report as APACHE or the Company, concentrated on its traditional business of providing clinically based decision support information systems, research and consulting services to the healthcare industry. This description reflects the business of the Company as it was conducted in 2000. Subsequently, the Company has signed a non-binding letter of intent with Cerner Corporation to sell the traditional clinical outcomes business and has purchased MetaContent, Inc., a company that specializes in "mission critical" applications including database development, medical coding strategy and related services. In the future, the Company may pursue opportunities in other areas, including the medical coding industry. See Management's Discussion and Analysis of Financial Conditions and Results of Operations for a discussion.

     The Company provides hospitals and physicians with patient-specific, concurrent and predictive outcomes information at the point of care that can be used to assist them in making clinical and resource utilization decisions. APACHE's products and services address the information needs of both healthcare practitioners and administrators by enabling joint access to clinical and utilization information, which facilitates the containment of costs, and the delivery of more consistent, high-quality care, including the potential reduction of medical errors. APACHE's products and services have been focused on high-risk, high-cost patients, such as critical care, acute care, cardiovascular care, HIV/AIDS and certain chronically-ill patients, who typically account for a disproportionately large share of healthcare expenditures.

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

     The Company's primary decision support system is focused on critical care and targets hospitals and health systems with over 200 beds. For this market, in 1998 the Company introduced a new product line, the APACHE Critical Care Series CCS, and a companion set of clinical consulting services marketed under the APACHE Best Care(TM) Services label. These replaced the Company's previous Medical Cost Management Program, or MCMP, and related Critical Care System offerings. The CCS is compromised of two major modules, Voyager+ and Discover+, which are described below.

     In 2000, the Company completed development of an Internet version of its Voyager+ product for critical care and obtained its first contract for this system. This product is targeted to both domestic and international hospitals, and is designed to lower the initial capital investment and installation costs for the product. The Company achieved its first client "go-live" of this product in January 2001.

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

Detailed Clinical Data

     APACHE's products and services utilize detailed clinical data on a variety of health parameters and outcomes data. In addition, APACHE's products and services utilize administrative and utilization data.

Patient-specific, Severity-adjusted Data

     APACHE's products and services utilize clinical, demographic and financial data for individual patients, in addition to patient groups. APACHE's methodologies are designed to severity-adjust these data to enable the assessment of the overall health status of the patient. Severity adjustment is a technique for weighting the relative factors affecting the degree of illness of a patient. Physicians use APACHE's patient-specific clinical decision support systems to develop individual patient care plans incorporating APACHE's severity-adjusted outcome predictions.

Concurrent, Predictive Outcomes Information

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

High-risk, High-cost Patient Focus

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

Clinical Outcomes Methodologies

     APACHE's methodologies include algorithms that apply relative weightings to selected physiological variables to define a patient's health status. APACHE's methods of measuring variations in a patient's health status and outcomes in critical care have been utilized in connection with more than 2,000 peer-reviewed articles in professional journals. APACHE has acquired rights to and refined these methodologies, which were originally developed by leading academic medical centers such as The George Washington University Hospital and Dartmouth-Hitchcock Medical Center.

Proprietary Databases

     The Company's databases include data on a variety of health parameters, such as vital signs, laboratory results and measures of physiological function, as well as outcomes data, such as adverse occurrences, morbidity and mortality. The databases contain information from more than 1,500,000 patients, most of whom are high-risk, high-cost patients. The Company created, and continues to refine, the critical care database. APACHE acquired rights to its cardiovascular care, acute care, HIV/AIDS, and neonatal databases. In cardiovascular and acute care, APACHE also acquired the rights to related methodologies.

APACHE's databases are periodically updated with patient data from customers as well as special studies, with the goal of ensuring that the databases reflect the results of current medical practice on a national basis.

     APACHE's products and services are currently focused on coverage of patients in the critical, acute and cardiovascular care categories. The Company also currently offers products, consulting services, and health outcomes research in HIV/AIDS.

APACHE PRODUCTS AND SERVICES

     The following tables summarize the major products and services currently offered by the Company. (See "Restructuring Charges" in Management's Discussion and Analysis regarding the Company's decision to no longer pursue the development and selling of certain of these products and services.)

APACHE PRIMARY INFORMATION SYSTEMS PRODUCTS:

       PRODUCT             PRODUCT LINE             TARGET MARKET           PRODUCT DESCRIPTION
       -------          -------------------   -------------------------  -------------------------
Benchmark Study         Critical care;        Acute care hospitals with  One-time comparative
                        cardiovascular care   ICU's; acute care          analysis and report of a
                                              hospitals with heart       provider's clinical and
                                              centers                    financial performance;
                                                                         used to identify and
                                                                         quantify opportunities
                                                                         for cost or quality
                                                                         improvement.
APACHE                  Critical care         Acute care hospitals with  Point-of-care information
Critical Care Series:                         ICU's                      system, providing daily
Discover+                                                                and prospective outcomes
                                                                         predictions, as well as
                                                                         response to treatment
                                                                         trending and reporting.
                                                                         These tools support the
                                                                         case management of
                                                                         individuals and patient
                                                                         groups.
APACHE                  Critical care         Acute care hospitals with  Multi-dimensional
Critical Care Internet                        ICU's                      analytical tools
Voyager+ and Critical                                                    providing severity
Care Series: Voyager+                                                    adjusted outcomes
                                                                         compared to normative
                                                                         standards, integration of
                                                                         financial and clinical
                                                                         outcomes and standard
                                                                         reports.
APACHE Acute Care       Acute care            Acute care hospitals,      Used for quality
Voyager+                                      business coalitions        assurance and to identify
                                                                         priorities for clinical
                                                                         process improvement and
                                                                         assess results of these
                                                                         initiatives. The Acute
                                                                         Care Voyager+ product
                                                                         includes JCAHO
                                                                         ORYX-certified outcomes
                                                                         measures.
HIV Manager             HIV/AIDS              Physicians and             Physician practice
                                              Physicians' Groups         management tool including
                                                                         electronic medical record
                                                                         and outcomes and
                                                                         comparisons to national
                                                                         and group norms.

APACHE HEALTH OUTCOMES RESEARCH AND DISEASE MANAGEMENT PRODUCTS SERVICES:

       PRODUCT             PRODUCT LINE             TARGET MARKET           SERVICE DESCRIPTION
       -------          -------------------   -------------------------  -------------------------
Clinical Trial Support  All Product Lines     Pharmaceutical,            Protocol/analytic study
                                              biotechnology, medical     design; severity adjusted
                                              device/diagnostic          risk prediction modeling
                                              companies; contract        in support of efficacy
                                              research organizations     testing and reporting.
Product Marketing       All Product Lines     Pharmaceutical,            Outcomes research; market
Information Tools                             biotechnology, medical     analysis; data sets; data
                                              device/diagnostic          analysis; reporting and
                                              companies; contract        related services.
                                              research organizations
Disease Management      All Product Lines     Pharmaceutical,            Short and long-term cost
Programs                                      biotechnology, medical     benefit analysis; risk
                                              device/diagnostic          prediction
                                              companies; contract        models/methodologies;
                                              research organizations;    best practice
                                              healthcare providers       norms/protocols.
Custom Analysis,        All Product Lines     Pharmaceutical,            Data management, analysis
Report Cards,                                 biotechnology, medical     and reporting services
Registries                                    device/diagnostic          offering comparisons to
                                              companies; contract        best demonstrated
                                              research organizations;    practices, regional
                                              healthcare providers       norms, national norms.

APACHE BEST CARE CLINICAL CONSULTING SERVICES:

       PRODUCT             PRODUCT LINE             TARGET MARKET           SERVICE DESCRIPTION
       -------          -------------------   -------------------------  -------------------------
Clinical Process        Critical Care         Hospitals and IDS's        Assesses the
Improvement Program                                                      organization's
                                                                         performance against
                                                                         national norms and best
                                                                         practices; determines
                                                                         organization readiness
                                                                         for change, and
                                                                         implements one process
                                                                         improvement project
                                                                         delivered simultaneously
                                                                         with a hospital's
                                                                         implementation of CCS
                                                                         products.

       PRODUCT             PRODUCT LINE             TARGET MARKET           SERVICE DESCRIPTION
       -------          -------------------   -------------------------  -------------------------
Annual Performance      Critical Care         Hospitals and IDS's        Assesses the
Review                                                                   organization's
                                                                         performance in light of
                                                                         both national norms, best
                                                                         practices and new medical
                                                                         practice and care process
                                                                         developments uncovered by
                                                                         APACHE database analysis
                                                                         and outcomes research;
                                                                         can be used in
                                                                         conjunction with client's
                                                                         budgeting process to plan
                                                                         priorities, staffing and
                                                                         investment.
Bed Planning Study      Critical Care         Hospitals and IDS's        Projects and plans for
                                                                         the hospital's daily
                                                                         demand for the intensive
                                                                         care and/or step-down
                                                                         unit beds in light of
                                                                         planned or potential
                                                                         APACHE recommend care
                                                                         management changes.
Operations Improvement  Hospital wide         Hospitals and IDS's        Rapid design of hospital
                                                                         operations and care
                                                                         delivery infrastructure.

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

CUSTOMERS

     APACHE currently markets its products and services to three types of customers: healthcare providers, healthcare suppliers, and government. The Company's healthcare customers include hospital-based integrated delivery systems, academic and teaching hospitals and individual not-for-profit hospitals within integrated systems. In addition, APACHE's provider customers include Vencor, Inc., a multi-facility provider of long-term healthcare and medical coalitions. The Company's healthcare supplier customers are pharmaceutical manufacturers, biotechnology firms, and medical device companies. The Company also offers health outcomes research and database services to federal and state government agencies such as The Centers for Disease Control. The Centers for Disease Control accounted for approximately 10% of the Company's revenue in 2000.

TECHNOLOGY AND PRODUCT DEVELOPMENT

     The Company believes that the timely development of new products and the enhancement of existing product lines are important to continue to build a sustainable competitive position. APACHE releases enhancements, standard upgrades, revisions and new products on an ongoing basis.

     The Company's development strategy includes products and services that: (i) leverage APACHE's databases; (ii) increase the functionality of current products; and (iii) expand coverage along the continuum of care to additional disease or procedure groups. The Company's major products are based on internally developed software and analytical studies.

     In 1998, the Company commissioned an independent third party to undertake a feasibility study concerning development by the Company of an architecture pursuant to which the Company could provide its clients with Internet-based access to certain of the Company's products. In 1999, the Company proceeded with development of Internet based decision support products and services. The Company has implemented a functional fault tolerant Internet architecture Residing on computer platforms from Data General, a division of EMC Corporation ("DG"), and operating via a backbone provided by UUNET, an MCI Worldcom Company. The Company completed software development of its first such Internet based decision support applications, for critical care and cardiovascular care, in the year 2000.

SALES AND MARKETING

     The Company currently markets and sells its products and services primarily through direct sales. APACHE believes that the most effective use of its direct sales efforts is in marketing the CCS and Best Care consulting services to hospital systems and individual hospitals with 200 or more licensed beds.

     During 2000, the Company decided to increase its sales and marketing efforts directed at the Federal government. It applied for and subsequently, in February 2001, received notification that both its information systems and consulting services have been approved for inclusion in the U.S. Government's GSA purchasing schedule. Also during 2000, the Company decided to disband its strategic consulting division, acquired in the 1997 merger with National Health Advisors completing all outstanding client engagements and eliminating all staff by January 2001.

PROPRIETARY RIGHTS

     The Company continues to make significant investments in the development and maintenance of its risk-adjustment methodologies and its proprietary databases and software. The clinical databases maintained by the Company include a highly detailed level of clinical information that the Company believes provides a key advantage over competing decision support systems when combined with APACHE's value-added clinical software. APACHE has multi-disciplinary clinical and database management personnel that audit, edit and standardize data from customers and other sources to maintain statistically relevant databases. The Company believes that the sophistication of its risk-adjustment methodologies, the size and richness of its corresponding proprietary databases and the usefulness of its software provide better outcomes measurements and utilization control than competitive systems.

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

     The Company also seeks to protect the source code of its software and its databases as trade secrets and under copyright law. The Company has copyright registrations for certain of its software, user manuals and databases. The copyright protection accorded to databases, however, is fairly limited. While the arrangement and selection of data are protectable, the actual data are not, and others are free to attempt to create databases that performs the same function. The Company believes, however, that the creation of competing databases would be very time consuming and costly. In addition, the Company expects that the pending implementation of HIPAA, as defined below, could raise an additional barrier to entry for prospective competitors.

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

     The Company's competitors include other companies that collect and distribute healthcare data, such as Solucient, MIDS, Inc., CareScience, Inc., The MEDSTAT Group, MEDai, Inc. and Iameter. Other companies that provide healthcare information systems include Cerner Corporation, McKessonHBOC, Siemens Medical Systems Corporation, Eclipsys Corporation, IDX Systems Corporation, VitalCom Inc. and Medical Information Technology, Inc. The Company's products and services differ from the products and services offered by competitors by the focus on high-risk, high-cost patients for both concurrent and predictive outcomes information. Many of the Company's competitors and potential competitors may have greater financial, product development, technical and marketing resources than the Company, and currently have, or may develop or acquire, substantial installed customer bases in the healthcare industry. The Company also faces potential competition from existing and new industry associations, such as the Project IMPACT(R) initiative, sponsored by the Society of Critical Care Medicine, who collect data from their member physicians in a voluntary association effort to build registry services and comparative reports. As the market for decision support systems develops, additional competitors may enter the market and competition may intensify.

GOVERNMENT REGULATION

     The confidentiality of patient records and the circumstances under which such records may be released is subject to substantial regulation under state and federal laws and regulations. To protect patient confidentiality, data entries to APACHE's national databases omit patient identifiers such as name and address. The Company believes that in 2000 its procedures complied with the then-current laws and regulations regarding the collection of patient data in substantially all jurisdictions, but regulations governing patient confidentiality rights are evolving rapidly and are often difficult to apply. Additional laws and regulations governing the dissemination of medical record information have been proposed at both the state and federal level. These laws and regulations may require holders of such information to implement security measures that may be of substantial cost to the Company. There can be no assurance that changes to state or federal laws would not materially restrict the ability of the Company to obtain patient information originating from records.

PATIENT DATA AND CONFIDENTIALITY

     The Health Insurance Portability and Accountability Act of 1996, or HIPAA or the Act is comprehensive health reform legislation that, among other things, contains "administrative simplification" provisions and directs the Secretary of Health and Human Services, or HHS, to adopt regulations in seven distinct areas designed to facilitate and safeguard the security and privacy of electronic and other health care transactions. To date, HHS has issued only two of the seven regulations in final form. On August 17, 2000, HHS published its final regulations pursuant to HIPAA setting forth its standards for certain electronic health care transactions. On December 28, 2000, HHS published the final standards for Privacy of Individually Identifiable Health Information, the Privacy Rule. The Privacy Rule has an effective date of April 14, 2001 and a compliance date of April 14, 2003. Because HHS has opened up the regulations for an additional comment period, it is possible that the effective date of the regulation may be delayed.

     In addition to these final regulations, HHS has also issued a number of proposed, but not yet final, regulations. The proposed Security Regulation, published for public comment on August 12, 1998, for example, would impose a number of stringent requirements on health plans, health care providers, health care clearinghouses, and their business associates. In particular, this proposed regulation would mandate the use of certain safeguards to secure the confidentiality of "protected health information." The regulations implement required security standards for all "health information" pertaining to an individual that is electronically maintained or electronically transmitted. The basic standards require entities to (1) assess their risks and vulnerabilities,
(2) maintain appropriate security measures, and (3) document these methods. At a minimum, the methods must include administrative procedures, physical safeguards, technical security services, and technical security mechanisms to guard data integrity, confidentiality, and availability of confidential patient information.

     The final Privacy Rule imposes a number of restrictions on the use and disclosure of an individual's health information. Under the Privacy Rule, health plans, health care providers, health care clearinghouses and their business associates must: (i) not use or disclose an individual's "protected health information" without first obtaining an authorization from that individual, except for treatment, payment, or health care operations, and certain other enumerated purposes, (ii) provide individuals with specific rights relating to obtaining and correcting their protected health information, and (iii) adhere to the administrative requirements of the regulations, which include designating a privacy official; creating a contact person or office to handle complaints; training employees regarding the entity's policies and procedures; implementing appropriate administrative, technical, and physical safeguards to protect protected health information; providing a process for individuals to make complaints; and documenting compliance with the regulations through policies and procedures.

     As noted above, the Privacy Rule does not become effective until April 2003. The remaining proposed regulations will not be effective until two years after the regulations are finalized, which is not currently expected to occur until later in 2001. To the extent that uncertainty regarding the application of the Act impacts our customers' purchasing decisions and the Company incurs the incremental cost for system modifications required to comply with the Act, the Act may have a material adverse effect on the Company and its operations for the next few years. To the extent that the Company has access to protected health information as defined under the Act and regulations, it will be required to be in compliance with such regulations if and when the Act goes into effect. The Company is closely monitoring the status of the proposed and final regulations and intends be in full compliance with them when they become final and effective. However, compliance cannot be assured, and the cost of achieving compliance is not known at this time.

     Patient Safety: The Institute of Medicine of the National Academies has recently issued reports compiling findings of major studies of medical errors that pointed to high rates of medical errors resulting in deaths, permanent disability, and unnecessary suffering. The document also laid out suggestions for a comprehensive strategy for government, industry, consumers, and health providers to reduce medical errors, and called on Congress to create a national patient safety center to develop new tools and systems needed to address these problems.

     In response to the first of these studies, the Clinton Administration in February 2000, announced several new edicts, which did not requiring Congressional action, including immediate mandatory reporting requirement for the 500 Defense Department-administered hospitals, a Health Care Financing Administration requirement for error reduction plans in all hospitals that participate in Medicare, and giving the Food and Drug Administration one year to develop new standards to help prevent medical mistakes caused by sound-alike drug names or look-alike products.

     It is not known what impact, if any, final regulations or legislation may have on the Company.

OTHER GOVERNMENT REGULATION

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

     Certain products, including software applications, intended for use in the diagnosis of disease or other conditions, or in the cure, treatment, mitigation or prevention of disease, are subject to regulation by the Food and Drug Administration, or the FDA under the Federal Food, Drug and Cosmetic Act of 1938, or the FDCA, as amended. The FDCA imposes substantial regulatory controls over the manufacturing, testing, labeling, sale, distribution, marketing and promotion of medical devices and other related activities. These regulatory controls can include, for example, compliance with the following: manufacturer establishment registration and device listing; current good manufacturing practices; completion of premarket notification or premarket approval; medical device adverse event reporting; and general controls over misbranding and adulteration. Violations of the FDCA can result in severe criminal and civil penalties, and other sanctions, including, but not limited to, product seizure, recall, repair or refund orders, withdrawal or denial of premarket notifications and approvals, and denial or suspension of government contracts, and injunctions against unlawful product manufacture, labeling, promotion, and distribution or other activities.

     In its 1989 Policy for the Regulation of Computer Products, the FDA stated that it intended to exempt certain clinical decision support software products from a number of regulatory controls. Under the 1989 Policy Statement, the FDA stated that it intended to promulgate regulations exempting decision support software products that are intended to involve "competent human intervention before any impact on human health occurs (e.g., where clinical judgment and experience can be used to check and interpret a system's output)" from the following controls: manufacturer establishment registration and device listing, premarket notification, and compliance with the medical device reporting and current good manufacturing practice regulations. In the 1989 Policy Statement, the FDA stated that until it promulgated regulations implementing the exemptions, manufacturers of eligible decision support software products would not be required to comply with those controls.

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

EMPLOYEES

     As of December 31, 2000, the Company employed a total of 35 full-time employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes that its employee relations are satisfactory and in keeping with industry norms.

ITEM 2.  PROPERTIES

     The Company occupies approximately 21,000 square feet of space at its headquarters in McLean, Virginia, under a lease expiring November 2006. The Company is currently considering alternatives in order to reduce its office space. These alternatives include terminating its lease and relocating to smaller facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently subject to, and none of its properties are subject to, any material legal proceedings.

SUBSEQUENT EVENTS

     On January 31, 2001, the Company and Cerner Corporation signed a non-binding letter of intent under which Cerner would acquire substantially all of the assets and certain liabilities relating to the Company's

Clinical Outcomes business, which accounts for a majority of its operations, for cash. The transaction is subject to the execution of an asset purchase agreement and shareholder approval.

     On February 7, 2001, H-Quotient, Inc. and Henry M. Cohn made an unsolicited tender offer to acquire a minimum of fifty-one percent (51%) of the outstanding shares of the Company. On February 12, 2001, H-Quotient, Inc. announced that the tender offer was being withdrawn.

     On February 15, 2001, the Company announced that its shares had begun trading on the OTC Bulletin Board under the trading symbol, "AMSI." Its shares, which previously were traded on The Nasdaq Small Cap Market, did not meet the minimum bid requirement for continued listing.

     On March 21, 2001, the Company acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry, whereby MetaContent, Inc. became a wholly owned subsidiary. The Company intends to pursue opportunities in the medical coding industry. The Company exchanged one million shares of its common stock and warrants to purchase one million shares of the Company's common stock at $0.50 per share for all of the outstanding shares of MetaContent. The Company's Chairman and its financial advisor were two of several owners of MetaContent and received 32.5% and 28% respectively, of the purchase price. MetaContent develops and markets data management solutions for healthcare providers. MetaContent specializes in "mission critical" applications including database development, medical coding strategy and related services. It has particular expertise in the application and use of clinical and financial standards.

     During the first quarter of 2001, the Company granted to Dr. Bisbee, the Company's Chairman of the Board, 500,000 shares of restricted stock that will become fully vested by December 31, 2001. In addition, the Company granted an aggregate of approximately 425,000 options to Directors, members of Management, employees and consultants. The exercise price of those options is equal to the fair market value of the Company's stock on the date of grant. Approximately 400,000 of those options become fully vested by December 31, 2001 and the remainder vest ratably over a five year period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that required a vote of security holders during the three months ended December 31, 2000.

Executive Officers of the Registrant

     The following persons are or have served as the executive officers of the Company during the year ended December 31, 2000:

               NAMES                 AGE                  POSITION
               -----                 ---                  --------
William A. Knaus, M.D.(1)..........  53    President and Chief Executive Officer
Peter Gladkin(2)...................  53    President and Chief Executive Officer
Violet L. Shaffer..................  52    Chief Operating Officer and Vice
                                           President of Marketing
Scott A. Mason(3)..................  49    Secretary and Executive Vice President
Karen C. Miller....................  41    Vice President, Finance and CFO
Regina M. Campbell(4)..............  50    Vice President and General Counsel
Sean Seerey(5).....................  36    Vice President of Sales

- ---------------
1. William A. Knaus, M.D. served as President and Chief Executive Officer of the Company from July 2000 to December 31, 2000. Effective January 1, 2001, Dr. Knaus will no longer serve as its President and Chief Executive Officer. Dr. Knaus will continue in his role as Chief Scientific Officer of the Company.

2. Peter Gladkin served as President and Chief Executive Officer from July 1998 to June 2000.

3. Scott A. Mason served as Secretary and Executive Vice President of the Company from the acquisition of NHA by the Company in June 1997 to October 2000.

4. Regina M. Campbell served as Vice President and General Counsel of the Company from September 1998 to December 2000.

5. Sean Seerey served as Vice President of Sales of the Company from May 1999 to December 2000.

     Violet L. Shaffer has served as Chief Operating Officer of the Company since September 2000, and in addition was named President of the Company effective January 1, 2001. Previously she was Vice President of Marketing for the Company since September 1997. Prior to joining the Company, from January 1997 through September 1997, Ms. Shaffer served as President and Chief Executive Officer of Competitive Advantage Services, Inc. Ms. Shaffer served as Vice President of Business Development for Nichols Research Corporation and of HealthGate Data Corporation, an entity partially owned by Nichols, from September 1995 through December 1996.

     Karen C. Miller has served as Vice President of Finance and Chief Financial Officer of the Company since October 1998. From 1997 to 1998, Ms. Miller served as Controller of the Per-Se Technologies Division of Medaphis Corporation, now Per-Se Technologies, Inc. Prior to assuming this role, Ms. Miller was Chief Financial Officer, Vice President of Finance and Controller of Health Data Sciences Corporation, a company she co-founded in 1983 that was acquired by Medaphis in 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until February 12, 2001, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol "AMSI." The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock as reported by the Nasdaq SmallCap Market.

                                                              HIGH     LOW
                                                              -----   -----
Year Ended December 31, 2000
     First Quarter..........................................  $7.00   $1.44
     Second Quarter.........................................   3.50    0.88
     Third Quarter..........................................   1.66    0.75
     Fourth Quarter.........................................   1.00    0.09
Year Ended December 31, 1999
     First Quarter..........................................  $7.94   $0.38
     Second Quarter.........................................   1.63    0.94
     Third Quarter..........................................   2.00    1.00
     Fourth Quarter.........................................   2.13    0.88

     On February 13, 2001, the Company's Common Stock began trading on the OTC Bulletin Board under the symbol "AMSI." As of March 1, 2001, the Company had approximately 3,460 holders of record of its Common Stock.

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

xITEM 6.  SELECTED FINANCIAL DATA

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                    2000      1999      1998       1997      1996
                                                   -------   -------   -------   --------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
     Systems:....................................  $   618   $ 5,046   $ 2,384   $    935   $ 4,459
     Support:....................................    2,068     2,330     2,117      1,961     1,486
     Professional services.......................    3,974     4,647     5,705      5,732     5,649
                                                   -------   -------   -------   --------   -------
          Total revenue..........................    6,660    12,023    10,206      8,628    11,594
                                                   -------   -------   -------   --------   -------
Expenses:
     Cost of operations..........................    2,814     3,142     4,378      5,404     4,159
     Research and development....................      659       701     1,317      2,704     1,723
     Selling, general and administrative.........    6,772     7,125     8,145     14,028     9,704
     Restructuring Charge........................    1,389        --        --      1,623        --
     Write-off of acquired in-process research
       and development costs.....................       --        --        --      1,612       853
     Write-off of product development and related
       costs.....................................       --        --        --         --     1,100
                                                   -------   -------   -------   --------   -------
          Total expenses.........................   11,634    10,968    13,840     25,371    17,539
                                                   -------   -------   -------   --------   -------
Income (loss) from operations....................   (4,974)    1,055    (3,634)   (16,743)   (5,945)
Other income (expense):
     Interest income.............................      216       321       477        859       717
     Interest expense............................      (39)      (30)      (38)       (44)     (370)
     Other, net..................................        4         5         2         10         1
                                                   -------   -------   -------   --------   -------
          Total other income (expense)...........      181       296       441        825       348
                                                   -------   -------   -------   --------   -------
Net Income (loss)................................  $(4,793)  $ 1,351   $(3,193)  $(15,918)  $(5,597)
                                                   =======   =======   =======   ========   =======

Basic and diluted net income (loss) per share....  $ (0.64)  $  0.18   $ (0.44)  $  (2.20)  $ (0.87)
                                                   =======   =======   =======   ========   =======
Weighted average number of shares used for
  calculation of basic net income (loss) per
  share..........................................    7,440     7,356     7,301      7,251     6,074
                                                   =======   =======   =======   ========   =======
Weighted average number of shares used for
  calculation of diluted net income (loss) per
  share..........................................    7,440     7,597     7,301      7,251     6,074
                                                   =======   =======   =======   ========   =======

                                                                     DECEMBER 31,
                                                   ------------------------------------------------
                                                    2000      1999      1998       1997      1996
                                                   -------   -------   -------   --------   -------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments..................  $ 2,062   $ 6,242   $ 6,532   $ 11,317   $21,987
Working capital (deficit)........................     (356)    3,448     2,119      5,134    20,332
Total Assets.....................................    5,442    11,466    12,142     14,936    29,137
Long-term obligations, less current maturities...       76        43       206         79       231
Total stockholders' equity.......................  $   485   $ 5,113   $ 3,740   $  6,866   $22,405

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company believes that the reductions in expenditures by hospitals stemming from the Balanced Budget Act's tightening of Medicare reimbursement has had and will continue to have a negative impact on all companies in this sector for some time to come. In response, in 2000 the Company continued its 1999 plan to focus its going-forward strategy on lower-cost, Internet-based products and performance improvement services in the high-cost, high-risk critical care sector. In 2000, the Company expanded its marketing to the government hospital sector. The Company also executed a plan to discontinue its declining hospital-targeted strategic consulting business. In an effort to compensate for the overall weakness in the hospital market, the Company renewed its focus on customer analysis, clinical trial support and other outcomes research services for the pharmaceutical and biotech industry, concentrating in the areas of critical care and HIV/AIDS.

     The Company also believes that there has been a significant change in the buying patterns of large healthcare systems, with these buyers now preferring to do business with large companies offering integrated information system solutions, thus making substantial business expansion more difficult for small best-of-breed vendors like APACHE. As a consequence of this analysis, in September of 2000, the Company announced that it had engaged Allen & Company Incorporated to explore its strategic options, including sale of the Company. The Company also announced that it had initiated a restructuring plan designed to manage cost and conserve cash, which plan resulted in a net reduction in total employees from 69 at the end of 1999 to 35 at the end of 2000.

     Further, in February of 2001, the Company announced that it had entered into a nonbinding letter of intent for Cerner Corporation to acquire certain assets of the Company, which account for the majority of its operations. Consistent with the letter of intent with Cerner, and contingent upon shareholder approval of the transaction, the Company intends to adopt an asset purchase agreement providing for the sale of substantially all of the Company's assets to Cerner. The assets to be sold to Cerner are those related to the Company's Clinical Outcomes business. These assets include the Company's rights to its current intellectual property assets, including its APACHE III Methodologies, the CDC/AIDS Data Collection Methodologies, the Northern NE - CV Methodologies, the APACHE/Vencor Long Term Acute Care Methodologies, and the QIMC - Acute Care Methodologies. The Company will include its current data, including its APACHE III Databases, the CDC/AIDS Databases, the CV Databases, the Neonatal Databases and the Acute Care Databases. The Company will also include rights to certain of its products, including the Critical Care Series - Client Server Voyager+ and Discover+, the Critical Care Internet Voyager+, the CV Risk Predictor, the Acute Care Software, the Vencor Software (VAST Tool) and other custom software. In addition, the Company will sell some of its related customer and vendor contracts.

     The Company intends to continue to evaluate potential activities after the Cerner transaction, including the Company's entry into new but related businesses. On March 21, 2001, the Company acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry, whereby MetaContent, Inc. became a wholly owned subsidiary. The Company intends to pursue opportunities in the medical coding industry. The Company exchanged one million shares of its common stock and warrants to purchase one million shares of the Company's common stock at $0.50 per share for all of the outstanding shares of MetaContent. The Company's Chairman and its financial advisor were two of the several owners of MetaContent and received 32.5% and 28% respectively, of the purchase price. MetaContent develops and markets data management solutions for healthcare providers. MetaContent specializes in "mission critical" applications including database development, medical coding strategy and related services. It has particular expertise in the application and use of clinical and financial standards.

     Internet Initiative. In 1999, the Company launched its Internet healthcare initiative, APACHE 2000. The initiative is designed to position the Company as an application service provider in the field of Internet-based healthcare decision support. During 2000, the Company completed development of its Critical Care Internet Voyager+ and the Cardiovascular Risk Predictor products. The roll out of these Internet products began in 2000. In January 2001, the Company achieved the first client "go-live" of its Internet Voyager+ product. The Company is now in the early marketing and sales phase and is not currently in a position to fully assess the financial or other impact on the Company's operations.

RESULTS OF OPERATIONS

     The following table sets forth certain operating data as a percentage of revenue for the periods indicated:

                                                                  YEAR ENDED
                                                                 DECEMBER 31
                                                              ------------------
                                                              2000   1999   1998
                                                              ----   ----   ----
Revenue:
     Systems................................................    9%    42%    23%
     Support................................................   31     19     21
     Professional services..................................   60     39     56
                                                              ---    ---    ---
          Total revenue.....................................  100    100    100
                                                              ---    ---    ---
Expenses:
     Cost of operations.....................................   42     26     43
     Research and development...............................   10      6     13
     Selling, general and administrative....................  102     59     80
     Restructuring Charge...................................   21     --     --
                                                              ---    ---    ---
          Total expenses....................................  175     91    136
                                                              ---    ---    ---
Income (loss) from operations...............................  (75)     9    (36)
Other income (expense):
     Interest income........................................    3      2      5
     Interest expense.......................................   --     --     --
     Other, net.............................................   --     --     --
                                                              ---    ---    ---
          Total other income (expense)......................    3      2      5
Net income (loss)...........................................  (72)%   11%   (31)%
                                                              ===    ===    ===

2000 Compared to 1999

     Revenue. Revenue for 2000 decreased 44% to $6.7 million from $12 million in the prior year period. Systems revenue for 2000 decreased 88% to $0.6 million from $5 million in the prior year period. Decreased Systems revenue was primarily due to a decrease in sales to new customers and the impact of one time sales to existing customers in 1999. Support revenue for 2000 decreased 9% to $2.1 million from $2.3 million in the prior year period. While Support revenues included a contractual price increase, the decline was due to a reduction of renewed service agreements. Professional service revenue for 2000 decreased 15% to $4 million from $4.7 million in the prior year period. Decreased Professional Services revenue was primarily due to a decline in the demand for Consulting Services.

     Cost of Operations. Cost of operations for 2000 decreased 10% to $2.8 million from $3.1 million in the prior year period. This decrease was primarily due to the reduction in hardware cost related to the decline in Systems sales. Cost of operations for 2000 increased to 42% of revenue from 26% in the prior year period due to weaker System sales in 2000. Cost of operations consist primarily of personnel costs, production manuals, telephone support, third party equipment, licenses sold, and other direct costs related to providing systems, support, and professional services.

     Research and Development. Research and development expenses for 2000 decreased 1% to $695,000 from $701,000 in the prior year period, due primarily to a decrease in license fees related to product development. During 2000, $593,000 of software development costs were capitalized, compared to $501,000 in the prior year period. In addition, $423,000 of software development costs related to certain non-Internet products were written-off during the period. Research and development expenses for 2000 increased to 10% of revenue from 6% in the prior year period, due primarily to decreased revenues.

     Selling, General and Administrative. Selling, general and administrative expenses for 2000 decreased 4% to $6.8 million from $7.1 million in the prior year period. This decrease was due to reduction in personnel, travel, phone, and office supplies in 2000. Selling, general and administrative expenses for 2000 increased to 102% of revenue from 59% for the prior year period, due primarily to decreased revenue.

     Restructuring. During the third and fourth quarters of 2000, the Company recognized restructuring charges of $1.4 million primarily related to the Company's decision to revise its business strategy. The Company has decided to focus on the development and selling of its Internet based products and will no longer pursue the development and selling of certain products and strategic consulting services. As a result, the Company has written-off the unamortized development costs and intangible assets associated with those products and its purchase of Health Research Network. In addition, the Company eliminated approximately 30 positions and has taken steps to downsize its corporate office. The revenue related to these discontinued products and the costs related to the eliminated positions and excess office rent was $2.1 million and $2.9 million, respectively, for the year ended December 31, 2000.

     The following table summarizes the activity in 2000 related to the restructuring. The balance of the restructuring accrual at December 31, 2000 is anticipated to be paid within 12 months.

                                 (IN THOUSANDS)

                                                                       NON                 BALANCE
                                                      RESTRUCTURING   CASH               DECEMBER 31,
                                                         CHARGES      ITEMS   PAYMENTS       2000
                                                      -------------   -----   --------   ------------
Severance costs.....................................     $  411       $  --    $(111)        $300
Development costs write-off.........................        423        (423)      --           --
Intangibles write-off...............................        260        (260)      --           --
Excess rent.........................................        295          --       --          295
                                                         ------       -----    -----         ----
          Total.....................................     $1,389       $(683)   $(111)        $595
                                                         ======       =====    =====         ====

     Other Income (Expense). Other income for 2000 decreased 39% to $181,000 from $296,000 in the prior year period. This decrease was attributed to a decrease in interest income related to a decrease in the amount of short-term investments.

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

QUARTERLY RESULTS

     The following tables set forth certain unaudited quarterly financial data for fiscal 2000 and 1999. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

                                                       FISCAL YEAR 2000                     FISCAL YEAR 1999
                                              -----------------------------------   ---------------------------------
                                                Q1       Q2       Q3        Q4        Q1       Q2       Q3       Q4
                                              ------   ------   -------   -------   ------   ------   ------   ------
Revenue.....................................  $1,583   $1,829   $ 1,551   $ 1,697   $3,309   $3,629   $2,972   $2,113
Expenses:
    Cost of operations......................     625      778       761       650      261    1,220      927      734
    Research and development................     147      152       157       203      251      200      131      119
    Selling, general and administrative.....   1,656    1,655     1,828     1,633    2,426    1,819    1,630    1,250
    Restructuring charge....................      --       --       225     1,164       --       --       --       --
                                              ------   ------   -------   -------   ------   ------   ------   ------
        Total expenses......................   2,428    2,585     2,971     3,650    2,938    3,239    2,688    2,103
                                              ------   ------   -------   -------   ------   ------   ------   ------
Income (loss) from operations...............    (845)    (756)   (1,420)   (1,953)     371      390      284       10
        Total other income (expense)........      70       57        34        20       85       81       65       65
                                              ------   ------   -------   -------   ------   ------   ------   ------
Net income (loss)...........................  $ (775)  $ (699)  $(1,386)  $(1,933)  $  456   $  471   $  349   $   75
                                              ======   ======   =======   =======   ======   ======   ======   ======

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company has cash and cash equivalents and short-term investments of $2.1 million representing a decrease of $4.1 million from the total $6.2 million at December 31, 1999.

     During 2000, the Company's operating activities used approximately $3.4 million in cash. Net cash used in 2000 was composed primarily of net loss, decreases in accounts payable, accrued expenses, deferred revenue and an increase in accounts receivable.

     The Company's investing activities used cash of $269,000 in 2000. The Company's investing activities had increases in capital software development costs and furniture and equipment purchases, offset by the redemption of short-term investments.

     Net cash used in financing activities during 2000 was $47,000 and was primarily related to the payments of capital lease obligations and short-term obligations, offset by the proceeds from the issuance of common stock upon exercise of options.

     During 2000, the Company made capital expenditures totaling $82,000. As of December 31, 2000, the Company had a net working deficit of ($356,000) including cash and short-term investments in the amount of $2.1 million.

     The Company anticipates that its cash and short-term investments will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions for the next twelve months. Through December 31, 2000, the Company has incurred cumulative net operating losses of approximately $45.5 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

     The Company does not believe the impact of inflation has significantly affected the Company's operations.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     Statements in this filing which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," believes" or similar language. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in fiscal 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                                                              PAGE
                                                              ----
Report of Independent Public Accountants, Ernst & Young
  LLP.......................................................   21
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................   22
Consolidated Balance Sheets for the Years Ended December 31,
  2000 and 1999.............................................   23
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2000, 1999 and 1998......   24
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................   25
Notes to Consolidated Financial Statements..................   26
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for the
     Years Ended December 31, 2000, 1999 and 1998...........   39

     All other financial statement schedules not included have been omitted because they are not applicable or because the required information is otherwise furnished.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
APACHE Medical Systems, Inc.

     We have audited the accompanying consolidated balance sheets of APACHE Medical Systems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a) as of December 31, 2000, 1999 and 1998. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of APACHE Medical Systems, Inc., at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP
McLean, Virginia
March 9, 2001, except for the
fourth paragraph of Note 16, as
to which the date is March 21, 2001

                          APACHE MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                2000           1999           1998
                                                              ---------      ---------      ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:
     Systems................................................   $   618        $ 5,046        $ 2,384
     Support................................................     2,068          2,330          2,117
     Professional services..................................     3,974          4,647          5,705
                                                               -------        -------        -------
          Total revenue.....................................     6,660         12,023         10,206
Expenses:
     Cost of operations.....................................     2,814          3,142          4,378
     Research and development...............................       659            701          1,317
     Selling, general and administrative....................     6,772          7,125          8,145
     Restructuring charge...................................     1,389             --             --
                                                               -------        -------        -------
          Total expenses....................................    11,634         10,968         13,840
                                                               -------        -------        -------
Income (loss) from operations...............................    (4,974)         1,055         (3,634)
Other income (expense):
     Interest income........................................       216            321            477
     Interest expense.......................................       (39)           (30)           (38)
     Other, net.............................................         4              5              2
                                                               -------        -------        -------
          Total other income (expense)......................       181            296            441
                                                               -------        -------        -------
Net income (loss)...........................................   $(4,793)       $ 1,351        $(3,193)
                                                               =======        =======        =======

Basic and diluted net income (loss) per share...............   $ (0.64)       $  0.18        $ (0.44)
                                                               =======        =======        =======
Weighted average number of shares used for calculation of
  Basic Net income (loss) per share.........................     7,440          7,356          7,301
                                                               =======        =======        =======
Weighted average number of shares used for calculation of
  Diluted Net income (loss) per share.......................     7,440          7,597          7,301
                                                               =======        =======        =======

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 DECEMBER 31
                                                              ------------------
                                                                2000      1999
                                                              --------   -------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  1,420   $ 5,194
Short-term investments......................................       642     1,048
Accounts receivable, net of allowance for doubtful accounts
  of $173 in 2000 and $531 in 1999..........................     2,105     3,012
Other trade receivables.....................................        55        --
Prepaid expenses and other..................................       238       499
                                                              --------   -------
     TOTAL CURRENT ASSETS...................................     4,460     9,753
                                                              --------   -------
Furniture and equipment.....................................     3,937     3,661
Less accumulated depreciation and amortization..............    (3,587)   (3,222)
                                                              --------   -------
                                                                   350       439
                                                              --------   -------
Other trade receivables, net of current maturities..........        49       104
Capitalized software development costs, net.................       583       793
Intangible assets, net......................................        --       377
                                                              --------   -------
     TOTAL ASSETS...........................................  $  5,442   $11,466
                                                              ========   =======
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Account payable.............................................  $    497   $ 1,142
Restructuring cost..........................................       595        --
Accrued expenses............................................     1,131     1,780
Current maturities of long term obligations.................       111       163
Deferred revenue............................................     2,482     3,220
                                                              --------   -------
     TOTAL CURRENT LIABILITIES..............................     4,816     6,305
                                                              --------   -------
Deferred rent benefit.......................................        65         5
Maturities of long term obligations.........................        76        43
                                                              --------   -------
     TOTAL LIABILITIES......................................     4,957     6,353
                                                              --------   -------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, authorized shares, 30,000,000
  at December 31, 2000 and December 31, 1999: issued and
  outstanding shares, 7,466,966 at December 31, 2000 and
  7,381,985 at December 31, 1999............................        75        74
Additional capital..........................................    45,954    45,818
Accumulated other comprehensive income-unrealized gain
  (loss) on available-for-sale securities...................         1       (27)
Accumulated deficit.........................................   (45,545)  (40,752)
                                                              --------   -------
     TOTAL STOCKHOLDERS' EQUITY.............................       485     5,113
                                                              --------   -------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $  5,442   $11,466
                                                              ========   =======

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                            ACCUMULATED
                                            COMMON STOCK                       OTHER
                                         ------------------   ADDITIONAL   COMPREHENSIVE   ACCUMULATED              COMPREHENSIVE
                                          SHARES     AMOUNT    CAPITAL     INCOME (LOSS)     DEFICIT      TOTAL     INCOME (LOSS)
                                         ---------   ------   ----------   -------------   -----------   --------   -------------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31, 1997...........  7,267,756    $73      $45,703         $ --         $(38,910)    $  6,866     $(15,918)
                                                                                                                      ========
Issuance of common stock under Employee
  Stock Purchase Plan..................     62,717     --           67           --               --           67           --
Net loss...............................         --     --           --           --           (3,193)      (3,193)      (3,193)
                                         ---------    ---      -------         ----         --------     --------     --------
BALANCE AT DECEMBER 31, 1998...........  7,330,473     73       45,770           --          (42,103)       3,740     $ (3,193)
                                                                                                                      ========
Exercise of common stock options.......     12,600     --           12           --               --           12           --
Issuance of common stock under Employee
  Stock Purchase Plan..................     38,912      1           36           --               --           37           --
Unrealized loss on available for-sale
  securities...........................         --     --           --          (27)              --          (27)         (27)
Net income.............................         --     --           --           --            1,351        1,351        1,351
                                         ---------    ---      -------         ----         --------     --------     --------
BALANCE AT DECEMBER 31, 1999...........  7,381,985     74       45,818          (27)         (40,752)       5,113     $  1,324
                                                                                                                      ========
Issuance of common stock under Employee
  Stock Purchase Plan..................     26,435     --           23           --               --           23           --
Exercise of common stock options.......     76,661      1          142           --               --          143           --
Treasury stock purchase................    (18,115)    --          (29)          --               --          (29)          --
Unrealized gain on available for-sale
  securities...........................         --     --           --           28               --           28           28
Net loss...............................         --     --           --           --           (4,793)      (4,793)      (4,793)
                                         ---------    ---      -------         ----         --------     --------     --------
BALANCE AT DECEMBER 31, 2000...........  7,466,966    $75      $45,954         $  1         $(45,545)    $    485     $ (4,765)
                                         =========    ===      =======         ====         ========     ========     ========

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               2000      1999     1998
                                                              -------   ------   -------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)......................................  $(4,793)  $1,351   $(3,193)
     Adjustments to reconcile net income (loss) to net cash
      from (used in) operating activities:
          Depreciation......................................      287      490       611
          Amortization......................................      573      331       167
          Restructuring costs...............................      683       --        --
          Provision for doubtful accounts...................       86       17        30
          Changes in operating assets and liabilities:
               Accounts receivable..........................      822      (57)   (1,766)
               Other trade receivables......................       --     (100)       51
               Other current assets.........................      261      250      (293)
               Restructuring costs..........................      595       --        --
               Accounts payable and accrued expenses........   (1,294)  (1,874)   (1,337)
               Deferred rent................................       60      (57)      (55)
               Deferred revenue.............................     (738)      62     1,528
                                                              -------   ------   -------
          NET CASH FROM (USED IN) OPERATING ACTIVITIES......   (3,458)     413    (4,257)
CASH FLOWS FROM INVESTING ACTIVITIES
     Capitalized software development costs.................     (593)    (501)     (556)
     Purchase of furniture and equipment....................      (82)     (72)     (235)
     Redemption (Purchase) of short-term investments........      406      (48)    4,683
                                                              -------   ------   -------
          NET CASH FROM (USED IN) FROM INVESTING
             ACTIVITIES.....................................     (269)    (621)    3,892
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on capital lease obligations........      (71)     (18)      (16)
     Principal payments on borrowings.......................     (142)    (161)     (179)
     Proceeds from issuance of notes payable................       --       --       391
     Proceeds from issuance of common stock upon exercise of
      options...............................................      143       12        --
     Proceeds from issuance of stock under employee stock
      purchase plan.........................................       23       37        67
                                                              -------   ------   -------
          NET CASH (USED IN) FROM FINANCING ACTIVITIES......      (47)    (130)      263
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (3,774)    (338)     (102)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    5,194    5,532     5,634
                                                              -------   ------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 1,420   $5,194   $ 5,532
                                                              =======   ======   =======

          See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

(1)  NATURE OF THE BUSINESS

     APACHE Medical Systems, Inc. (the "Company"), a Delaware corporation, was incorporated on September 1, 1987. In 2000, the Company was a leading provider of clinically based decision support information systems and consulting services to the healthcare industry offering healthcare providers and suppliers a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services. In 2001, the Company signed a non-binding letter of intent with Cerner Corporation to sell the traditional clinical outcomes business and has purchased MetaContent, Inc., a company that specializes in "mission critical" applications including database development, medical coding strategy and related services (see Note 16).

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

     Through December 31, 2000, the Company has incurred cumulative net operating losses of approximately $45.5 million. There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations through December 31, 2001. The Company believes that its current operating funds will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities through the fourth quarter of year 2001. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Use of Estimates

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

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

                          APACHE MEDICAL SYSTEMS, INC.

Cost of Operations

     Cost of operations consists primarily of personnel costs, costs of media, production manuals, telephone support, third party equipment, licenses, software and other direct costs related to providing systems, support, and professional services.

Furniture and Equipment

     Furniture and equipment are stated at cost. Furniture and equipment under capital leases are stated at the present value of minimum lease payments. Depreciation and amortization are calculated on the straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Balance of major depreciable assets at December 31, 2000 are as follows (in thousands):

Office furniture and Equipment..............................  $ 1,129
Computer software and equipment.............................    2,258
Leasehold improvements......................................       53
Furniture and Equipment under Capital leases................      497
                                                              -------
Gross Furniture and Equipment...............................    3,937
Accumulated depreciation and Amortization...................   (3,587)
                                                              -------
Net Furniture and Equipment.................................  $   350
                                                              =======

     Amortization of equipment held under capital leases is provided on the straight-line basis over the shorter of the estimated useful life of the assets or the life of the lease. Depreciation and amortization expense for the years ended December 31, 2000 and 1999 were $287,000, $78,000 and $500,000, $18,000, respectively.

Cash Equivalents and Short-term Investments

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2000, cash equivalents and short-term investments consisted of money market instruments, commercial paper and government agency securities maturing during June 2001. Cash equivalents are carried at lower of cost or market. In accordance with the requirements of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company has classified its short-term investments as "available-for-sale". Such investments are recorded at fair value, with unrealized gains and losses, deemed by the Company as temporary in nature, reported as a separate component of stockholders' equity. At December 31, 2000 there were $1,000 in unrealized gains; at December 31, 1999 there were $27,000 in unrealized losses.

     Included in Cash and Cash Equivalents at December 31, 2000 and 1999, is approximately $105,000 and $123,000, respectively, for a security deposit controlled by the lessor of the office building that the Company currently occupies.

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

                          APACHE MEDICAL SYSTEMS, INC.

that current revenues bear to the total of the current and future anticipated revenues, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Such costs are reflected in Cost of Operations in the Company's consolidated statement of operations.

     The Company capitalized approximately $593,000, $501,000, and $556,000, in software development costs during 2000, 1999, and 1998, respectively. Amortization of software development costs approximated $378,000, $196,000 and $51,000 in 2000, 1999, and 1998, respectively. In the fourth quarter of 2000, the Company wrote-off, as part of its restructuring charge, $423,000 of capitalized software development costs related to certain non-Internet products. (See Note 3).

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

Current Vulnerability Due to Certain Concentrations

     The Company currently depends on certain suppliers for the provision of computer hardware to its customers. The Company has not experienced and does not expect any disruption of such services and the Company believes that functionally equivalent computer hardware is available from other sources. One customer accounted for approximately 10% of the Company's revenue in 2000.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade receivables. Concentrations of credit risk with respect to trade receivables result from the Company's customer base, comprising primarily hospitals and other healthcare industry companies. Management regularly monitors the creditworthiness of its customers and believes that it has adequately provided for any exposure to potential credit losses.

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

(3)  RESTRUCTURING CHARGE

     During the third and fourth quarters of 2000, the Company recognized restructuring charges of $1.4 million primarily related to the Company's decision to revise its business strategy. The Company has

                          APACHE MEDICAL SYSTEMS, INC.

decided to focus on the development and selling of its Internet based products and will no longer pursue the development and selling of certain products and strategic consulting services. As a result, the Company has written-off the unamortized development costs and intangible assets associated with those products and its purchase of Health Research Network. In addition, the Company eliminated approximately 30 positions and has taken steps to downsize its corporate office. The revenue related to these discontinued products and the costs related to the eliminated positions and excess office rent was $2.1 million and $2.9 million, respectively, for the year ended December 31, 2000.

     The following table summarizes the activity in 2000 related to the restructuring. The balance of the restructuring accrual at December 31, 2000 is anticipated to be paid within 12 months.

                                                                       NON                 BALANCE
                                                      RESTRUCTURING   CASH               DECEMBER 31,
                                                         CHARGES      ITEMS   PAYMENTS       2000
                                                      -------------   -----   --------   ------------
                                                                      (IN THOUSANDS)
Severance costs.....................................     $  411       $  --    $(111)        $300
Development costs write-off.........................        423        (423)      --           --
Intangibles write-off...............................        260        (260)      --           --
Excess rent.........................................        295          --       --          295
                                                         ------       -----    -----         ----
          Total.....................................     $1,389       $(683)   $(111)        $595
                                                         ======       =====    =====         ====

(4)  ACCOUNTS RECEIVABLE

     Accounts receivable are comprised of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Billed accounts.............................................  $2,179   $2,895
Unbilled accounts...........................................      99      648
                                                              ------   ------
                                                               2,278    3,543
Less allowance for doubtful accounts........................    (173)    (531)
                                                              ------   ------
                                                              $2,105   $3,012
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

                          APACHE MEDICAL SYSTEMS, INC.

(5)  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------   ------
Accrued salaries, bonuses and benefits......................  $  293   $  133
Discontinued product reserve................................     189      266
Accrued commissions.........................................       5       16
Other accrued license fees..................................      13       64
Other accrued expenses......................................     631    1,301
                                                              ------   ------
                                                              $1,131   $1,780
                                                              ======   ======

(6)  NOTES PAYABLE

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----   ------
                                                              (IN THOUSANDS)
Note payable, 7.58% interest payable in monthly installment
  of principal and interest through March 2001..............  $ 35    $ 177
Less current maturities.....................................   (35)    (142)
                                                              ----    -----
                                                              $  0    $  35
                                                              ====    =====

(7)  INTANGIBLE ASSETS

     In December 1996, the Company completed the acquisition of the assets and certain liabilities of Health Research Network ("HRN") for $1.57 million in cash. The acquisition has been accounted for using the purchase method of accounting and resulted in intangible assets totaling $728,000. These assets were amortized under the straight line method over 5 to 15 years.

     At December 31, 2000, the Company, as part of its restructuring charge, wrote-off $260,000, which represented the net book value of these assets. Amortization expense was $117,000 in 2000 and 1999.

     The components of intangibles are as follows (in thousands):

                                                              DECEMBER 31,
                                                              ------------
                                                              2000   1999
                                                              ----   -----
Goodwill....................................................  $ --   $ 138
Assembled Workforce.........................................    --     102
Database....................................................    --     488
                                                              ----   -----
                                                                --     728
Accumulated Amortization....................................    --    (351)
                                                              ----   -----
                                                              $ --   $ 377
                                                              ====   =====

                          APACHE MEDICAL SYSTEMS, INC.

(8)  LEASE COMMITMENTS

     Future minimum lease payments at December 31, 2000, under non-cancelable operating and capital leases are as follows (in thousands):

                                                              CAPITAL   OPERATING
                  YEAR ENDING DECEMBER 31,                    LEASES     LEASES
                  ------------------------                    -------   ---------
2001........................................................   $ 82      $  672
2002........................................................     74         692
2003........................................................     12         713
2004........................................................     --         734
2005........................................................     --         756
Thereafter..................................................     --         713
                                                               ----      ------
          Total.............................................   $168      $4,280
                                                                         ======
Less interest at 10.00%.....................................    (16)
                                                               ----
Present value of net minimum lease payments.................    152
Less current maturities.....................................    (76)
                                                               ----
                                                               $ 76
                                                               ====

OPERATING LEASES

     In November 1999 the Company renewed the lease for their current office space for an additional 7 years. The lease expires in November 2006. Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent payments and rent expense resulted in a deferred rent benefit. The Company is currently considering alternatives in order to reduce its office space. These alternatives include terminating its lease and relocating to smaller facilities.

     Total rent expense under all operating leases was approximately $741,000, $452,000, and $474,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

CAPITAL LEASES

     In 1997, the Company negotiated a new capital lease for certain office equipment. The resulting capital lease will expire in 2001. In 2000, the Company entered into a new capital lease for computer hardware. The resulting capital lease will expire in 2003.

     Office equipment and related accumulated amortization under capital leases included in furniture and equipment on the accompanying balance sheet at December 31, 2000 is as follows (in thousands):

Office equipment............................................   $ 267
Less accumulated amortization...............................    (128)
                                                               -----
                                                               $ 139
                                                               =====

                          APACHE MEDICAL SYSTEMS, INC.

(9)  INCOME TAXES

     The Company had no provision for income taxes in 2000, 1999 or 1998 as a result of its net losses for income tax purposes. The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following (in thousands):

                                                               2000     1999
                                                              -------   -----
Federal tax at 34% statutory rate...........................  $(1,630)  $ 459
Permanent items.............................................        4      10
State taxes, net of federal benefit.........................     (189)     64
Change in valuation allowance...............................    1,827    (520)
Other.......................................................      (12)    (13)
                                                              -------   -----
          Total.............................................  $    --   $  --
                                                              =======   =====

     The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Deferred tax liabilities:
     Accrual to cash adjustment.............................  $      0   $    (57)
     Capitalized software development costs.................      (221)      (301)
                                                              --------   --------
     Gross deferred tax liabilities.........................      (221)      (358)
Deferred tax assets:
     Accrued vacation.......................................         6         51
     Accrued bonuses........................................        25         78
     Accrued commissions....................................        --          6
     Allowance for doubtful accounts........................        66        201
     Accrued licensing fees.................................         3         --
     Deferred rent benefit..................................        25          2
     Tax basis of equipment in excess of book value.........         6          6
     Intangible assets......................................       874        824
     Other accruals.........................................       460        329
     Net operating loss carryforwards.......................    14,841     13,119
                                                              --------   --------
Gross deferred tax assets...................................    16,306     14,616
                                                              --------   --------
Net deferred tax assets before valuation allowance..........    16,085     14,258
                                                              --------   --------
Less valuation allowance....................................   (16,085)   (14,258)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

     The Company has a net operating loss carryforward for income tax reporting purposes at December 31, 2000 of approximately $39,100,000, which expires beginning in 2003. The Company's ability to use the carryforwards is subject to limitations resulting from changes in ownership, as defined by the Internal Revenue Code. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company's ability to utilize the net operating loss carryforwards.

                          APACHE MEDICAL SYSTEMS, INC.

(10)  STOCKHOLDERS' EQUITY

Stock Options

     The Company has an Employee Stock Option Plan (the "Plan") that provides up to 2,700,000 options to be issued to employees and Directors (prior to the adoption of the Non-Employee Director Stock Option Plan in April 1996) of the Company. The Plan was amended in March 1999 to increase the number of shares reserved for issuance under the plan from 2,200,000 to 2,700,000. All options are subject to forfeiture until vested, and unexercised options expire on the tenth anniversary of the year granted. Vesting is generally over five years. All employee stock options issued by the Company have been granted with exercise prices equal to or greater than the fair market value of the Common Stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants. At December 31, 2000, options for 1,888,025 shares were available for grant under the Plan.

     In June 1996, the Company entered into a marketing agreement with an affiliate of Premier Inc. ("Premier"), which provides buying services to a group of approximately 1,800 hospitals. Pursuant to the agreement, the Premier affiliate has designated the Company as the exclusive supplier to the hospitals purchasing through the Premier buying group of clinically-based outcomes data systems for high-risk, high-cost patients, including critical care, cardiovascular care and medical-surgical care patients, through December 31, 1999. In return, the Company agreed to provide certain discounts to these hospitals and, granted to the Premier affiliate in June 1996, three options to purchase up to a total of 366,294 shares of Common Stock. Each of the options have a ten-year term. One of the options vested upon grant and permits the Premier affiliate to purchase 65,488 shares of Common Stock at an exercise price of $8.18 per share. The Company valued these options at $369,000, which is being amortized over the life of the Premier contract. The other two options vested, if at all, based on the volume of products and services sold to Premier hospitals and allowed the Premier affiliate to purchase up to 300,806 shares of Common Stock at an exercise price of $13.00 per share. Performance options earned through December 31, 1999 totaled 45,695 shares. Valuation of the related stock options was calculated utilizing the Black-Scholes option pricing model. Expenses related to the performance options are recorded when earned. Expense for options earned was $0 in 2000, 1999 and 1998.

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

                          APACHE MEDICAL SYSTEMS, INC.

     The following is a summary of the Company's option transactions for the years ending December 31, 2000, 1999 and 1998:

                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                            ----------   ----------------
Outstanding, December 31, 1997............................   1,810,167        $6.21
     Granted..............................................   1,117,844         1.78
     Forfeited............................................    (503,333)        5.72
     Exercised............................................          --           --
                                                            ----------        -----
Outstanding, December 31, 1998............................   2,424,678        $3.11
     Granted..............................................     687,100         1.03
     Forfeited............................................    (105,230)        1.70
     Exercised............................................     (12,600)         .94
                                                            ----------        -----
Outstanding, December 31, 1999............................   2,993,948        $2.62
     Granted..............................................     221,700         1.24
     Forfeited............................................  (1,657,689)        1.42
     Exercised............................................     (76,661)        1.84
                                                            ----------        -----
Outstanding, December, 2000...............................   1,481,298        $3.81
                                                            ==========        =====

     Options outstanding at December 31, 2000 have exercise prices between $0.17 and $13.00, with a weighted average exercise price of $3.81 and a weighted average remaining contractual life of 4.3 years. At December 31, 2000, 1,147,058 options were exercisable with a weighted average exercise price of $4.56.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     In April 1996, the Company adopted its Non-Employee Director Option Plan (the "Director Option Plan"), pursuant to which non-employee directors of the Company will be granted an option to purchase 2,500 shares of Common Stock on January 1, of each calendar year for each year of service. The exercise price of such options shall be at the fair market value of the Company's Common Stock on the date of grant. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Company has reserved 70,000 shares of Common Stock for issuance under the Director Option Plan. The Director Option Plan may be terminated by the Board of Directors at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. During 2000, the Company amended the Director Option Plan to permit the options of outgoing directors to remain exercisable more than three months after termination. As of December 31, 2000, 55,000 shares were outstanding under the Director Option Plan.

     At December 31, 2000 options for 15,000 shares were available for grant under the Director Option Plan.

NON-EMPLOYEE DIRECTOR SUPPLEMENTAL STOCK OPTION PLAN

     In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the "Director Supplemental Option Plan"), that provides up to 250,000 options to be issued to the Directors of the Company. The plan was amended effective January 1, 2000 to increase the number of shares reserved for issuance under the plan from 120,000 to 250,000. The exercise price of such options shall not be less than the fair market value of the Company's Common Stock on the date of grant. The Director Supplemental Option Plan may be terminated by the Board of Directors at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. During 2000, the Company amended the Director Supplemental Option Plan to permit the options of outgoing directors to become fully vested and remain exercisable more

                          APACHE MEDICAL SYSTEMS, INC.

than six months after termination. As of December 31, 2000, options for 145,340 were outstanding under the Director Supplemental Option Plan.

     At December 31, 2000, options for 104,660 shares were available for grant under the Director Supplemental Option Plan.

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

     At December 31, 2000, 63,592 shares were available for purchase under the Employee Stock Purchase Plan.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: January 1, 2000 through December 31, 2000 -- expected dividend yield of 0%, risk-free interest rate of 5.5%, expected volatility factor of 124.54%, and an expected life of 6 years; January 1, 1999 through December 31, 1999 -- expected dividend yield of 0%, risk-free interest rate of 5.86%, expected volatility factor of 202.34%, and an expected life of 6 years; January 1, 1998 through December 31, 1998 -- expected dividend yield of 0%, risk-free interest rate of 4.5%, expected volatility factor of 228.70%, and an expected life of 6 years.

                                                               2000      1999     1998
                                                              -------   ------   -------
                                                                 (IN THOUSANDS EXCEPT
                                                                   PER SHARE DATA)
Net income (loss)
     As reported............................................   (4,793)  $1,351   $(3,193)
     Pro forma..............................................   (5,728)     667    (4,317)
Net income (loss) per share
     As reported............................................  $  (.64)  $  .18   $  (.44)
     Pro forma..............................................     (.77)     .09      (.59)

     Pro forma net loss reflects only options granted in 1996 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

STOCK WARRANTS

     The Company has 17,483 outstanding warrants issued to a stockholder in 1991 with an exercise price of $2.86 per share that expire in 2001.

                          APACHE MEDICAL SYSTEMS, INC.

(11)  EARNINGS (LOSS) PER SHARE (EPS)

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2000, 1999, and 1998:

                                                             2000      1999     1998
                                                            -------   ------   -------
Net income (loss) available to common share holders.......  $(4,793)  $1,351   $(3,193)
                                                            -------   ------   -------
Weighted average shares outstanding.......................    7,440    7,356     7,301
Basic earnings (loss) per share...........................  $ (0.64)  $ 0.18   $ (0.44)
                                                            =======   ======   =======
Net income (loss) available to common shareholders........  $(4,793)  $1,351   $(3,193)
                                                            -------   ------   -------
Weighted average shares outstanding.......................    7,440    7,356     7,301
Effect of dilutive securities:
     Employee stock options...............................       --      241        --
                                                            -------   ------   -------
Adjusted weighted average shares..........................    7,440    7,597     7,301
                                                            -------   ------   -------
Diluted earnings (loss) per share.........................  $ (0.64)  $ 0.18   $ (0.44)
                                                            =======   ======   =======

     Options to purchase 1,481,298 shares of common stock were outstanding at December 31, 2000 but were not included in the computation of diluted EPS because the options' weighted average exercise price was greater than the average market price of the common shares and the affect of including such shares would be anti-dilutive to the per share amount.

     The Company has 17,483 warrants outstanding at December 31, 2000 that were not included in the computation of diluted EPS because the warrants' weighted average exercise price was greater than the average market price of the common shares and the affect of including such shares would be anti-dilutive to the per share amount.

(12)  COST OF OPERATIONS AND GROSS MARGIN BY PRIMARY REVENUE SOURCES

     The following represents revenues and cost of operations by primary revenue sources for the year ended December 31, 2000, 1999 and 1998 (in thousands):

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
Revenue:
     Systems....................................     $  618         $5,046         $2,384
     Support....................................      2,068          2,330          2,117
     Professional services......................      3,974          4,647          5,705
                                                     ------         ------         ------
          Total revenue.........................      6,660         12,023         10,206
                                                     ------         ------         ------
Cost of operations:
     Systems....................................        547            727          1,493
     Support....................................        643            555            686
     Professional services......................      1,624          1,860          2,199
                                                     ------         ------         ------
          Total cost of operations..............      2,814          3,142          4,378
                                                     ------         ------         ------
Gross margin....................................     $3,846         $8,881         $5,828
                                                     ======         ======         ======

(13)  EMPLOYEE BENEFIT PLANS

     The Company sponsors a profit sharing plan (the "Plan") intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Plan after three months of service. Employees may contribute a portion of their salary to the Plan, subject to annual limitations imposed by the

                          APACHE MEDICAL SYSTEMS, INC.

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

                                                                 DEFINED BENEFIT
                                                                  PENSION PLAN
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
CHANGED IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $(211,141)  $(173,512)
Service cost................................................     (9,985)     (8,581)
Interest cost...............................................    (15,836)    (13,013)
Actuarial gain..............................................    103,155      21,567
                                                              ---------   ---------
Benefit obligation at end of year...........................  $(133,807)  $(173,539)
                                                              =========   =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............  $ 254,268   $ 210,923
Actual return on plan assets................................     47,405      41,336
Employer contribution.......................................     12,856       2,009
                                                              ---------   ---------
Fair value of plan assets at end of year....................  $ 314,529   $ 254,268
                                                              =========   =========
FUNDED STATUS
Unrecognized net actuarial gain/loss........................   (326,698)   (244,389)
Unrecognized net obligation.................................    124,319      43,126
                                                              ---------   ---------
Prepaid (accrued) benefit costs.............................  $(202,379)  $(201,263)
                                                              =========   =========
WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
Discount rate...............................................      7.50%        7.50%
Expected return on plan assets..............................      7.50%        7.50%
Rate of compensation increase...............................      5.00%        5.00%
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost................................................  $   9,985   $   8,581
Interest cost...............................................     15,836      13,013
Expected return on plan assets..............................    (19,246)    (16,779)
Amortization of recognized gain/loss........................    (11,404)     (8,415)
Amortization of prior service cost..........................     18,801      18,801
                                                              ---------   ---------
Net periodic benefit cost...................................  $  13,972   $  15,201
                                                              =========   =========

                          APACHE MEDICAL SYSTEMS, INC.

(14)  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was approximately $41,000, $30,000 and $38,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(15)  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(16)  SUBSEQUENT EVENTS

     On January 31, 2001, the Company and Cerner Corporation signed a non-binding letter of intent under which Cerner would acquire substantially all of the assets and certain liabilities relating to the Company's Clinical Outcomes business, which accounts for a majority of its operations, for cash. The transaction is subject to the execution of an asset purchase agreement and shareholder approval.

     On February 7, 2001, H-Quotient, Inc. and Henry M. Cohn made an unsolicited tender offer to acquire a minimum of fifty-one percent (51%) of the outstanding shares of the Company. On February 12, 2001, H-Quotient, Inc. announced that the tender offer was being withdrawn.

     During the first quarter of 2001, the Company granted to the Company's Chairman 500,000 shares of restricted stock that will become fully vested by December 31, 2001. In addition, the Company granted an aggregate of approximately 425,000 options to Directors, members of Management, employees and consultants. The exercise price of those options is equal to the fair market value of the Company's stock on the date of grant. Approximately 400,000 of those options become fully vested by December 31, 2001 and the remainder vest ratably over a five year period.

     On March 21, 2001, the Company acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry, whereby MetaContent, Inc. became a wholly owned subsidiary. The Company intends to pursue opportunities in the medical coding industry. The Company exchanged one million shares of its common stock and warrants to purchase one million shares of the Company's common stock at $0.50 per share for all of the outstanding shares of MetaContent. The Company's Chairman and its financial advisor were two of several owners of MetaContent and received 32.5% and 28% respectively, of the purchase price. MetaContent develops and markets data management solutions for healthcare providers. MetaContent specializes in "mission critical" applications including database development, medical coding strategy and related services. It has particular expertise in the application and use of clinical and financial standards.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT    ADDITIONS CHARGED
                                            BEGINNING OF     TO COSTS AND                   BALANCE AT END
               DESCRIPTION                     PERIOD          EXPENSES        DEDUCTIONS     OF PERIOD
               -----------                  ------------   -----------------   ----------   --------------
Allowance for doubtful accounts receivable
     1998.................................    485,011            60,021          30,739        514,293
     1999.................................    514,293            91,708          75,311        530,690
     2000.................................    530,690            86,494         444,272        172,912

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning management compensation is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

        1. The consolidated financial statements required by Part IV, Item 14 are included in Part II, Item 8.

        2. The financial statement schedules required by Part IV, Item 14 are included in Part II, Item 8.

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 2000, APACHE filed the following current reports on Form 8-K:

        1. Date of Report: December 12, 2000 (filed December 20, 2000); Items 5 and 7(c).

        2. Date of Report: December 29, 2000 (filed December 29, 2000); Items 5 and 7(c).

     (c) Exhibits

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
    2.1       Asset Purchase Agreement by and among the Company and Dun &
              Bradstreet HealthCare Information, Inc. and Cognizant
              Corporation dated as of December 30, 1996 (1)
    2.2       Asset Purchase Agreement by and among the Company and Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated as of January 7, 1997 (1)
    2.3       Agreement and Plan of Merger among the Company, NHA
              Acquisition Corporation, National Health Advisors, Ltd.,
              Scott A. Mason and Donald W. Seymour dated as of June 2,
              1997 (5)
    3.1       Amended and Restated Certificate of Incorporation (5)
    3.2       Amended and Restated By-Laws
    4.1       Specimen Common Stock Certificate (2)
    4.2       Rights Agreement between the Company and First Chicago Trust
              Company of New York, dated as of May 6, 1997 (3)
   10.1       APACHE Medical Systems, Inc. Employee Stock Option Plan *
              (5)
   10.2       APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated Effective May 12, 1999 * (9)
   10.3       APACHE Medical Systems, Inc. Non-Employee Director Option
              Plan * (5)
   10.4       Registration Agreement between the Company and Certain
              Stockholders, dated December 28, 1995 (2)
   10.5       Form of Warrant Agreement relating to warrants issued in
              1995 (2)
   10.6       Warrant Agreement between the Company and Venture Fund of
              Washington, dated May 13, 1991 (2)
   10.7       Licensing Agreement between the Company and Cerner
              Corporation, dated February 2, 1995 (2)
   10.8       Nonqualified Stock Option Agreement between the Company and
              The Cleveland Clinic Foundation, dated August 19, 1994 (2)
   10.9       Agreement between the Company and The George Washington
              University, dated August 19, 1994 (2)
   10.10      Letter Agreement between the Company and the Northern New
              England Cardiovascular Disease Study Group, dated March 13,
              1995 (2)
   10.11      Licensing Agreement between the Company and Quality
              Information Management Corporation, dated March 24, 1994 (2)
   10.12      Marketing Agreement between the Company and American
              Healthcare Systems Purchasing Partners, L.P., dated as of
              June 3, 1996 (2)
   10.13      Registration Agreement between the Company and each of Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated January 7, 1997 (1)
   10.14      Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
              P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
              M.D., dated January 7, 1997 (4)
   10.15      License Agreement between the Company and Vermont Oxford
              Network, Inc., Related Services Agreement between the
              Company and Vermont Oxford Network, Inc. and Consulting
              Agreement between the Company and Clinimetrics, Inc. each
              effective as of June 24, 1997 ** (5)
   10.16      Employment Agreement by and between the Company and Gerald
              E. Bisbee, Jr., Ph.D., dated May 5, 1997 * (5)
   10.17      Employment Agreement by and between the Company and Scott A.
              Mason, dated June 15, 1999 * (10)
   10.18      Nonqualified Stock Option Agreement between the Company and
              William A. Knaus, M.D. dated May 29, 1997 * (5)
   10.19      Form of 1998 Employment Agreement * (6)
   10.20      Form of Nonqualified Director Stock Option Agreement * (6)
   10.21      APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated February 23, 1998, including forms of
              Incentive Stock Option Agreement and Nonqualified Stock
              Option Agreement * (6)

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
   10.22      Employment Agreement by and between Gina Campbell and the
              Company, dated August 16, 2000 * (12)
   10.23      Employment Agreement by and between Karen Miller and the
              Company, July 28, 2000 * (12)
   10.24      Employment Agreement by and between Sean Seerey and the
              Company, dated May 11, 1999 * (10)
   10.25      Employment Agreement by and between William A. Knaus and the
              Company, dated July 28, 2000 * (12)
   10.26      Employment Agreement by and between Violet L. Shaffer and
              the Company, dated September 20, 2000 * (12)
   10.27      Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)
   10.28      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              Effective May 12, 1999 * (9)
   10.29      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              Effective January 1, 2000 * (3)
   10.30      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              Effective December 9, 2000
   10.31      APACHE Medical Systems, Inc. Non-Employee Director Stock
              Option Plan, Amended and Restated Effective December 9, 2000
   23.1       Consent of Ernst & Young LLP

- ---------------
  * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K
 ** Confidential portions omitted and supplied separately to the Securities and Exchange Commission staff.
 (1) Incorporated herein by reference to the Company's Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
 (2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-04106)
 (3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)
 (4) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
 (5) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
 (6) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
 (7) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)
 (8) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20805)
 (9) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)
(10) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-20805)
(11) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20805)
(12) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20805)

(d) Financial Statement Schedules

     Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 2, 2001.

                                          APACHE MEDICAL SYSTEMS, INC.

                                          By:     /s/ VIOLET L. SHAFFER
                                            ------------------------------------
                                                     Violet L. Shaffer
                                               President and Chief Operating
                                                           Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 2, 2001 by the following persons on behalf of the Registrant in the capacities indicated.

                     SIGNATURE                                    CAPACITY
                     ---------                                    --------
               /s/ VIOLET L. SHAFFER                  President and Chief Operating
- ---------------------------------------------------     Officer
                 Violet L. Shaffer

                /s/ KAREN C. MILLER                   Vice President, Finance and Chief
- ---------------------------------------------------     Financial Officer (Principal
                  Karen C. Miller                       Finance and Accounting Officer)

          /s/ GERALD E. BISBEE, JR., PH.D             Director and Chairman of the
- ---------------------------------------------------     Board
           Gerald E. Bisbee, Jr., Ph.D.

               /s/ WILLIAM R. LEWIS                   Director
- ---------------------------------------------------
                 William R. Lewis

                /s/ ALAN W. BALDWIN                   Director
- ---------------------------------------------------
                  Alan W. Baldwin

                          APACHE MEDICAL SYSTEMS, INC.

                               BOARD OF DIRECTORS

                          Gerald E. Bisbee, Jr., Ph.D.
                             President, Chairman &
                            Chief Executive Officer
                             ReGen Biologics, Inc.

                                William R. Lewis
                              Financial Consultant

                                Alan W. Baldwin
                      President & Chief Executive Officer
                       CopperGlass Optical Solutions Inc.

                         To obtain additional copies of
                         the Company's Annual Report on
                         Form 10-K, contact
                         the Investor Relations
                         Department at
                         the Company's corporate
                         headquarters.

                               INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
    2.1       Asset Purchase Agreement by and among the Company and Dun &
              Bradstreet HealthCare Information, Inc. and Cognizant
              Corporation dated as of December 30, 1996 (1)
    2.2       Asset Purchase Agreement by and among the Company and Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated as of January 7, 1997 (1)
    2.3       Agreement and Plan of Merger among the Company, NHA
              Acquisition Corporation, National Health Advisors, Ltd.,
              Scott A. Mason and Donald W. Seymour dated as of June 2,
              1997 (5)
    3.1       Amended and Restated Certificate of Incorporation (5)
    3.2       Amended and Restated By-Laws
    4.1       Specimen Common Stock Certificate (2)
    4.2       Rights Agreement between the Company and First Chicago Trust
              Company of New York, dated as of May 6, 1997 (3)
   10.1       APACHE Medical Systems, Inc. Employee Stock Option Plan *
              (5)
   10.2       APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated Effective May 12, 1999 * (9)
   10.3       APACHE Medical Systems, Inc. Non-Employee Director Option
              Plan * (5)
   10.4       Registration Agreement between the Company and Certain
              Stockholders, dated December 28, 1995 (2)
   10.5       Form of Warrant Agreement relating to warrants issued in
              1995 (2)
   10.6       Warrant Agreement between the Company and Venture Fund of
              Washington, dated May 13, 1991 (2)
   10.7       Licensing Agreement between the Company and Cerner
              Corporation, dated February 2, 1995 (2)
   10.8       Nonqualified Stock Option Agreement between the Company and
              The Cleveland Clinic Foundation, dated August 19, 1994 (2)
   10.9       Agreement between the Company and The George Washington
              University, dated August 19, 1994 (2)
   10.10      Letter Agreement between the Company and the Northern New
              England Cardiovascular Disease Study Group, dated March 13,
              1995 (2)
   10.11      Licensing Agreement between the Company and Quality
              Information Management Corporation, dated March 24, 1994 (2)
   10.12      Marketing Agreement between the Company and American
              Healthcare Systems Purchasing Partners, L.P., dated as of
              June 3, 1996 (2)
   10.13      Registration Agreement between the Company and each of Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated January 7, 1997 (1)
   10.14      Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
              P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
              M.D., dated January 7, 1997 (4)
   10.15      License Agreement between the Company and Vermont Oxford
              Network, Inc., Related Services Agreement between the
              Company and Vermont Oxford Network, Inc. and Consulting
              Agreement between the Company and Clinimetrics, Inc. each
              effective as of June 24, 1997 ** (5)
   10.16      Employment Agreement by and between the Company and Gerald
              E. Bisbee, Jr., Ph.D., dated May 5, 1997 * (5)
   10.17      Employment Agreement by and between the Company and Scott A.
              Mason, dated June 15, 1999 * (10)
   10.18      Nonqualified Stock Option Agreement between the Company and
              William A. Knaus, M.D. dated May 29, 1997 * (5)
   10.19      Form of 1998 Employment Agreement * (6)
   10.20      Form of Nonqualified Director Stock Option Agreement * (6)
   10.21      APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated February 23, 1998, including forms of
              Incentive Stock Option Agreement and Nonqualified Stock
              Option Agreement * (6)

EXHIBIT NO.                           DESCRIPTION
- -----------                           -----------
   10.22      Employment Agreement by and between Gina Campbell and the
              Company, dated August 16, 2000 * (12)
   10.23      Employment Agreement by and between Karen Miller and the
              Company, July 28, 2000 * (12)
   10.24      Employment Agreement by and between Sean Seerey and the
              Company, dated May 11, 1999 * (10)
   10.25      Employment Agreement by and between William A. Knaus and the
              Company, dated July 28, 2000 * (12)
   10.26      Employment Agreement by and between Violet L. Shaffer and
              the Company, dated September 20, 2000 * (12)
   10.27      Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)
   10.28      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              Effective May 12, 1999 * (9)
   10.29      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              Effective January 1, 2000 * (3)
   10.30      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              Effective December 9, 2000
   10.31      APACHE Medical Systems, Inc. Non-Employee Director Stock
              Option Plan, Amended and Restated Effective December 9, 2000
   23.1       Consent of Ernst & Young LLP

- ---------------
  * Reflects management contract or other compensatory arrangement required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K

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