Form 10-Q
period 2001-03-31
APACHE MEDICAL SYSTEMS INC
filed 2001-05-15
CIK 883697

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

           (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2001
                                       or

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


                  1650 Tysons Boulevard, McLean, Virginia 22102
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (703) 847-1400


              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    8,966,966

(Number of shares of common stock, $.01 par value per share, outstanding as of May 7, 2001)

                          APACHE MEDICAL SYSTEMS, INC.

                                      INDEX

                                                                                                   PAGE NO.
                                                                                                   --------

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements

            Consolidated Statements of Operations (unaudited) for the Three
             Months Ended March 31, 2001 and 2000...........................................      3

            Consolidated Balance Sheets for the Three Months Ended March
             31, 2001 (unaudited) and Year Ended December 31, 2000..........................      4

            Consolidated Statements of Changes in Stockholders' Equity
             (Deficit) for the Three Months Ended March 31, 2001 (unaudited)
             and Year Ended December 31, 2000...............................................      5

            Consolidated Statements of Cash Flows (unaudited) for the Three
             Months Ended March 31, 2001 and 2000...........................................      6

            Notes to Consolidated Financial Statements (unaudited)..........................      7

Item 2.          Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................................      9

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.................     11

PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K...........................................     12

Signatures..................................................................................     16

Index to Exhibits...........................................................................     17

                          PART 1-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                             FOR THE THREE MONTHS ENDED MARCH
        (IN THOUSANDS EXCEPT PER SHARE DATA)                                                      2001                2000

Revenue                                                                                        $  1,288            $  1,583

Expenses:
  Cost of goods sold                                                                                488                 625
  Research and development                                                                           41                 147
  Selling, general and administrative                                                             1,301               1,656
                                                                                                 ------             -------
          Total expenses                                                                          1,830               2,428

Income (loss) from operations                                                                     (542)               (845)

Other income (expense):
  Interest income                                                                                    26                  77
  Interest expense                                                                                  (9)                 (7)
                                                                                                 ------             -------
Net Income (loss)                                                                              $  (525)            $  (775)
                                                                                                 ======             =======
Basic and diluted net income (loss) per share                                                  $ (0.07)            $ (0.10)
                                                                                                 ======             =======
Weighted average number of shares used for
calculation of net income (loss) per share                                                        7,734               7,398
                                                                                                 ======             =======
See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    MARCH 31, 2001      DECEMBER 31, 2000
                                                                                                 (UNAUDITED)
                                                                                      (IN THOUSANDS EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                                  $    1,062              $   1,420
Short-term investments                                                                            746                    642
Accounts receivable, net                                                                        1,034                  2,105
Other trade receivables                                                                            55                     55
Prepaid expenses and other                                                                        331                    238
                                                                                             --------               --------
      TOTAL CURRENT ASSETS                                                                      3,228                  4,460
Other trade receivables, net of current maturities                                                 49                     49

Furniture and equipment                                                                         3,937                  3,937
Less accumulated depreciation and amortization                                                (3,662)                (3,587)
                                                                                             --------               --------
                                                                                                  275                    350

Capitalized Software Costs, net                                                                   668                    583
Intangible assets, net                                                                            500                      -
                                                                                            ---------               --------

      TOTAL ASSETS                                                                         $    4,720              $   5,442
                                                                                            =========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable                                                                           $      385              $     497
Restructuring cost                                                                                335                    595
Accrued expenses                                                                                1,473                  1,131

Deferred revenue                                                                                1,815                  2,482

Current maturities of long term obligations                                                       128                    111
                                                                                            ---------               --------
      TOTAL CURRENT LIABILITIES                                                                 4,136                  4,816

Deferred rent benefit                                                                              37                     65
Notes payable - other, net of current maturities                                                    -                     76
                                                                                            ---------               --------
      TOTAL LIABILITIES                                                                         4,173                  4,957

STOCKHOLDERS' EQUITY:

Common stock, $.01 par value, authorized shares, 30,000,000 at March 31,
2001 and December 31, 2000: issued and outstanding shares, 8,966,966 at
March 31, 2001 and 7,381,985 at December 31, 2000.                                                 90                     75

Accumulated comprehensive income-unrealized gain                                                    1                      1
Additional paid-in capital                                                                     46,598                 45,954
Deferred compensation                                                                            (72)                      -
Accumulated deficit                                                                          (46,070)               (45,545)
                                                                                            ---------               --------
      TOTAL STOCKHOLDERS' EQUITY                                                                  547                    485
                                                                                            ---------               --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    4,720              $   5,442
                                                                                            =========               ========

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                              ADDITIONAL   ACCUMULATED
                         COMMON                 PAID-IN   COMPREHENSIVE      DEFERRED      ACCUMULATED             COMPREHENSIVE
                      STOCK SHARES   AMOUNT     CAPITAL   INCOME (LOSS)    COMPENSATION      DEFICIT      TOTAL    INCOME (LOSS)
BALANCE AT
DECEMBER 31, 1998     7,330,473         $  73    $ 45,770         $    -                     $ (42,103)   $ 3,740       $ (3,193)
                                                                                                                         ========
Issuance of common
stock under Employee

Stock Purchase Plan      38,912             1          36              -                                       37               -
Exercise of common
stock options            12,600             -          12              -                                       12               -
Unrealized gain
(loss)                                                              (27)                                     (27)            (27)

Net income                                                                                        1,351     1,351           1,351
                      ---------          ----     -------          -----           ------     ---------     -----          ------
BALANCE AT
DECEMBER 31, 1999     7,381,985            74      45,818           (27)                       (40,752)     5,113       $   1,324
                                                                                                                         ========
Issuance of common
stock under Employee
Stock Purchase Plan      26,435             -          23              -                                       23               -

Exercise of common
stock options            76,661             1         142              -                                      143               -

Treasury stock
purchase               (18,115)                      (29)                                                    (29)

Unrealized gain
(loss)                        -                                       28                                       28              28

Net income                    -                                                                 (4,793)   (4,793)         (4,793)

BALANCE AT            ---------          ----     -------          -----           ------     ---------     -----          ------
DECEMBER 31, 2000     7,466,966            75      45,954              1                       (45,545)       485       $ (4,765)
                                                                                                                         ========
Issuance of common
stock                 1,000,000            10         320              -                                      330               -

Issuance of warrants                                  240                                                     240

Issuance of common
stock  options                -             -          11              -                             11                         -

Issuance of
restricted common
shares                  500,000             5          73              -             (78)             -         -               -

Amortization of
Restricted Shares             -             -           -              -                6             -         6               -

Unrealized gain
(loss)                                                                 -                                        -               -

Net income                                                                                        (525)     (525)           (525)

BALANCE AT MARCH      ---------          ----     -------          -----           ------     ---------     -----          ------
31, 2001 (UNAUDITED)  8,966,966         $  90    $ 46,598         $    1             (72)    $ (46,070)   $   547       $   (525)
                      =========          ====     =======          =====           ======     =========     =====          ======
See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                         QUARTER ENDED MARCH 31,
                                                                                                      2001                  2000
                                                                                                            (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                $  (525)              $   (775)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                                                                     149                    213
      Provision for doubtful accounts                                                                    59                      -
      Amortization of restricted stock                                                                    6                      -
      Stock option compensation                                                                          11                      -
      Changes in operating assets and liabilities:
           Accounts receivable                                                                        1,010                    124
           Other trade receivables                                                                        -                     12
           Other current assets                                                                        (93)                     41
           Restructuring cost                                                                         (260)                      -
           Accounts payable and accrued expenses                                                        174                  (525)
           Deferred rent                                                                               (28)                     15
           Deferred revenue                                                                           (667)                   (40)
                                                                                                    -------               --------
       NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES                                          (164)                  (935)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash assumed in business acquisition                                                                  128                      -
  Capitalized software development costs                                                              (159)                  (175)
  Purchase of furniture and equipment                                                                     -                   (54)
  Decrease in short-term investments                                                                  (104)                    249
                                                                                                    -------               --------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                          (135)                    20

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital lease agreements, net of principal payments                                    (23)                    179
  Principal payments on borrowings                                                                     (36)                   (36)
  Proceeds from issuance of common stock under employee stock purchase plan                               -                      7
  Proceeds from issuance of common stock upon exercise of options                                         -                    120
  Unrealized (gain) loss                                                                                  -                      5
                                                                                                    -------               --------
       NET CASH FROM (USED IN) FINANCING ACTIVITIES                                                    (69)                     81

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (358)                  (834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      1,420                  5,194
                                                                                                    -------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  1,062              $   4,360
                                                                                                    =======               ========
SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                                              9                      7

See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       NATURE OF BUSINESS

APACHE Medical Systems, Inc. (the "Company"), a Delaware corporation, was incorporated on September 1, 1987. The Company has been a leading provider of clinically based decision support information systems and consulting services to the healthcare industry offering healthcare providers and suppliers a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services through its two operating divisions: the APACHE Clinical Outcomes Division and the MetaContent Content and Coding Division.

Our APACHE Clinical Outcomes Division, which includes the substantial majority of our current operations, provides clinically based decision support information systems, research and consulting services to the healthcare industry.

Our MetaContent Content and Coding Division provides consulting services in the clinical content and medical coding areas. The Company acquired MetaContent, Inc., a company that develops and markets data management solutions for healthcare providers, in March 2001. MetaContent specializes in "mission critical" applications including database development, medical coding strategy and related services. It has particular expertise in the application and use of clinical and financial standards. Through our MetaContent subsidiary we intend to pursue a strategy of developing one of the industry's leading technical infrastructures for financial and clinical applications, including medical coding.

On April 7, 2001, the Company signed an asset purchase agreement with Cerner Corporation ("Cerner") under which Cerner would acquire substantially all of the assets and certain liabilities relating to the Company's Clinical Outcomes business, which accounts for a majority of its operations, for cash. The transaction is subject to shareholder approval.

2.       BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, in the opinion of management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Form 10-K. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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

3.       BASIC AND DILUTED NET LOSS PER SHARE

The Company has implemented Financial Accounting Standards Board Statement of Financial Accounting Standards Statement No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Options and warrants outstanding were not included in the computation of diluted net loss per share as their effect would be anti-dilutive. Diluted net loss per share and basic earnings per share are identical for all periods presented.

4.       STOCKHOLDERS' EQUITY

During the first quarter of 2001, the Company granted to Gerald E. Bisbee, Jr., Ph.D., the Company's Chairman of the Board, 500,000 shares of restricted stock. The Company has an option to repurchase certain amounts of such grant by certain dates, with the Company's right to purchase any shares of such grant to expire by December 31, 2001. In addition, the Company granted an aggregate of approximately 425,000 options to its directors, members of management, employees and consultants. The exercise price of those options is equal to the fair market value of the Company's stock on the date of grant. Approximately 400,000 of those options become fully vested by December 31, 2001 and the remainder vest ratably over a five year period.

On May 14, 2001 the Board of Directors approved an amendment to the Non-Employee Director Supplemental Stock Option Plan to increase the number of shares of the Company's Common Stock available under the plan from 250,000 to 500,000. The amendment is subject to shareholder approval and if approved will be effective as of January 1, 2001. Subject to the approval of this amendment, on March 7, 2001 the Board of Directors granted options to acquire 21,000 shares of Common Stock as of March 7, 2001 to each non-employee director of the Company exercisable as of such date for $0.1641 per share, which price was the fair market value of the Common Stock on that date.

The Company may issue options to its employees pursuant to its Employee Stock Option Plan or to its non-employee directors through either its Non-Employee Director Stock Option Plan or its Non-Employee Director Supplemental Stock Option Plan. Subject to the terms and conditions of the relevant plan and the individual grant agreement, outstanding options may become exercisable upon a Change in Control. Each plan defines a Change in Control to include a sale of substantially all of the assets of the Company.

5.       ACQUISITIONS

In March 2001 the Company acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry as its wholly owned subsidiary. The Company exchanged one million shares of its common stock and warrants to purchase one million shares of the Company's common stock at $0.50 per share for all of the outstanding shares of MetaContent. The total purchase price was $611,000. The Company's Chairman and its financial advisor were two of the sellers of MetaContent and received 32.5% and 28%, respectively, of the purchase price. The acquisition was accounted for using the purchase method of accounting and resulted in net assets assumed of $112,000 and goodwill totaling $499,000. The goodwill is being amortized over 6 years.

6.       RESTRUCTURING CHARGE

During the third and fourth quarters of 2000, the Company recognized restructuring charges of $1.4 million primarily related to the Company's decision to revise its business strategy. The Company decided to focus on the development and selling of its Internet based products and to no longer pursue the development and selling of certain products and strategic consulting services. As a result, the Company wrote-off the unamortized development costs and intangible assets associated with those products and its purchase of Health Research

Network. In addition, the Company eliminated approximately 30 positions and took steps to downsize its corporate office. The revenue related to these discontinued products and the costs related to the eliminated positions and excess office rent was $2.1 million and $2.9 million, respectively, for the year ended December 31, 2000.

The following table summarizes the activity during the quarter ended March 31, 2001 related to the restructuring. The balance of the restructuring accrual at March 31, 2001 is anticipated to be paid within 9 months.



                                                        BALANCE                                                           BALANCE
                                                       DECEMBER 31,                                                      MARCH 31,
                                                         2000                           PAYMENTS                           2001
                                                      ------------                      --------                         ---------
                                                                                    (IN THOUSANDS)

Severance costs.....................................     $  300                         $(123)                             $ 177
Excess rent.........................................        295                          (137)                               158
                                                         ------                         -----                              -----
          Total.....................................     $  595                         $(260)                             $ 335
                                                         ======                         =====                              =====


7.       SUBSEQUENT EVENTS

On May 4, 2001, the Company terminated the lease for its office space effective July 31, 2001. The Company is currently looking for office space suitable for its business needs.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENT

On March 21, 2001, the Company acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry, whereby MetaContent, Inc. became a wholly owned subsidiary. The Company exchanged one million shares of its common stock and warrants to purchase one million shares of the Company's common stock at $0.50 per share for all of the outstanding shares of MetaContent. The Company's Chairman and its financial advisor were two of several owners of MetaContent and received 32.5% and 28%, respectively, of the purchase price.

MetaContent develops and markets data management solutions for healthcare providers. MetaContent specializes in "mission critical" applications including database development, medical coding strategy and related services. It has particular expertise in the application and use of clinical and financial standards. Through its MetaContent subsidiary the Company intends to pursue a strategy of developing one of the industry's leading technical infrastructures for financial and clinical applications, including medical coding.

On April 7, 2001 the Company and Cerner Corporation signed an asset purchase agreement under which Cerner would acquire substantially all of the assets and assume certain liabilities relating to the Company's Clinical Outcomes business, which accounts for a substantial majority of its operations, for cash. The transaction is subject to shareholder approval. For a full description of the Cerner transaction, including a background of the transaction, the reasons for the transaction, risk factors related to the transaction and a description of the business activities following the proposed transaction see our Notice of Annual Meeting of Stockholders and Proxy Statement filed as an exhibit hereto.

RESULTS OF OPERATIONS

REVENUE. Revenue for the quarter ended March 31, 2001 decreased to $1.3 million from $1.7 million in the prior year period. This decrease was related to a decrease in Systems, Support and Professional Services revenue. The overall decrease in revenue resulted from a continuing soft market for systems and services during the quarter and the Company's decision in 2000 to discontinue the strategic consulting business. The Company believes that the current market conditions are brought about by a combination of the Balanced Budget Amendment of 1997 and looming concerns related to interpretation of the Health Insurance Portability and Accountability Act of 1996

COST OF GOODS SOLD. Cost of goods sold for the quarter ended March 31, 2001 decreased to $488,000 from $625,000 in the prior year period. This decrease over the year ago quarter was due to the decrease in revenues as discussed above.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the quarter ended March 31, 2001 decreased to $1.3 million from $1.7 million in the prior year period. The Company realized this decrease due to its restructuring plan initiated in 2000, which resulted in reductions in headcount and decreases in rent and other related expenses.

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 2001 decreased to $41,000 from $147,000 in the prior year period. The Company experienced this decrease due to its restructuring plan and its decision to focus on development and sales of its: internet based products rather than development and sale of certain products. During the three months ended March 31, 2001, capitalized software development costs were $159,000. compared to $175,000 in the prior year period.

OTHER INCOME (EXPENSE). Other income (expense) decreased from $70,000 for the quarter ended March 31, 2000 to $17,000 for the quarter ended March 31, 2001. The Company experienced this decrease in interest income as a result of a reduction in its cash.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $1.8 million as of March 31, 2001 compared to $2.1 million as of December 31, 2000.

The Company anticipates that remaining net proceeds from the initial public offering and funds generated from operations will be sufficient to meet its planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 2001. Through March 31, 2001, the Company has incurred cumulative net operating losses of approximately $46.1 million.

On February 15, 2001 the Company announced that the Nasdaq SmallCap Market had delisted its shares due to a failure to meet the minimum bid requirement for continued listing, and that the Company's shares were being traded on the OTC Bulletin Board under the trading symbol "AMSI." Due to the reduced volume of the OTC Bulletin Board market, the Company's delisting From the Nasdaq SmallCap Market may limit its ability to sell its stock in the future.

The Company anticipates that, subject to shareholder approval and closing, the Cerner transaction will increase the Company's capital resources by providing it with approximately $3.55 million dollars in cash and relieving it of approximately $650,000 million dollars in liabilities before transaction costs.

There can be no assurance that the Company will be profitable in the future or that present capital will be sufficient to fund the Company's ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms acceptable to the Company.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect the Company's actual results and could cause its actual results in fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Important factors that could cause actual results to differ materially include but are not limited to the Company's having sufficient sales and timely collections to meet cash requirements and achieve profitability, ability to correctly estimate and address its Year 2001 costs and liabilities, ability to attract and retain key employees, success of its strategy to concentrate its product offerings on high-risk, high-cost patients, ability to timely develop new products and enhance existing products, risks associated with our limited operating history in the medical coding business, our ability to obtain additional working capital, risks inherent in our acquisition strategy, ability to compete in the competitive and rapidly evolving healthcare information technology industry, success of its marketing and consulting efforts and ability to effectively utilize its direct sales force, operating hazards and uninsured risks, ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, ability to comply with and adopt products and services to potential regulatory changes, governmental regulations, changes in technology, marketing risks, one time events and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

The Company's quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the Company's relatively long sales cycle, variable customer demand for its products and services, changes in the Company's product mix and the timing and relative prices of product sales, the loss of customers due to consolidation in the healthcare industry, changes in customer budgets, investments by the Company in marketing or other corporate resources, acquisitions of other companies or assets, the timing of new product introductions and enhancements by the Company and its competitors, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of the Company's costs, which primarily include personnel costs, as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on the Company's results of operations in that quarter. Accordingly, the Company's operating results for any particular quarterly period may not necessarily be indicative of results for future periods.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in the Company's Form 10-K for the year ended December 31, 2000.

                          PART II - OTHER INFORMATION


Item 1   Legal Proceedings.  Inapplicable.

Item 2   Changes in Securities.  Inapplicable.

Item 3   Default upon Senior Securities.  Inapplicable.

Item 4   Submission of Matters to a Vote of Security Holders.  Inapplicable.

Item 5   Other Information.  Inapplicable.

Item 6   Exhibits and Reports on Form 8-K.

         (a)      Exhibits

EXHIBIT NO.       DESCRIPTION

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

         2.4 Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001

         3.1      Amended and Restated Certificate of Incorporation (5)

         3.2      Amended and Restated By-Laws (2)

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

         10.26 Employment Agreement by and between Violet L. Shaffer and the Company, dated September 20, 2000 * (12)

         10.27 Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)

         10.28 APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated Effective May 12, 1999 * (9)

         10.29 APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated Effective January 1, 2000 * (3)

         10.30 APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated Effective December 9, 2000 (13)

         10.31 APACHE Medical Systems, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective December 9, 2000

         19.1     Notice of Annual Meeting and Proxy Statement dated May 8,
                  2001 (13)

         23.1     Consent of Ernst & Young LLP

     ----------------

         *Reflects management contract or other compensatory arrangements.

         **Confidential portions omitted and supplied separately to the Securities and Exchange Commission staff.

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

         (9) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)

         (10) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-20805)

         (11) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20805)

         (12) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20805)

         (13) Incorporated herein by reference to the Company's Definitive Proxy Statement filed pursuant to Schedule 14A on May 1, 2001

(b)      Reports on Form 8-K

         During the quarter ended March 31, 2001, APACHE filed the following current reports on Form 8-K:

         1. Date of Report: February 2, 2001 (filed February 5, 2001), Items 5, 7(c).

         2. Date of Report: February 14, 2001 (filed February 15, 2001); Items 5, 7(c).

         3.       Date of Report: March 21, 2001 (filed March 21, 2001); Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          APACHE MEDICAL SYSTEMS, INC.

Date: May 15, 2001                /s/Violet Shaffer
                                  ------------------

                                  Violet Shaffer
                                  President and Chief Operating Officer

                                  /s/Karen C. Miller
                                  ------------------

                                  Karen C. Miller
                                  Vice President of Finance & Chief Financial
                                  Officer

                                INDEX TO EXHIBITS

Exhibit Number                           Description

                          Agreement and Plan of Merger among the Company and
     2.4                  MetaContent, Inc. dated as of March 21, 2001