Form 10-Q/A
period 2001-03-31
APACHE MEDICAL SYSTEMS INC
filed 2001-05-16
CIK 883697

                                    FORM 10-Q/A

                              AMENDMENT NUMBER ONE

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

The Form 10-Q of APACHE Medical Systems, Inc. for the quarter ended March 31, 2001 is being amended in order to correct typographical errors in the Company's Consolidated Statements of Changes in Stockholders' Equity (Deficit), Consolidated Statements of Cash Flows, Management's Discussion and Analysis of Financial Condition and Results of Operations and its list of exhibits. The corrections affect Items 1 and 2 of Part I, Item 6 of Part II and Exhibit 2.4. Items 1 and 2 of Part I, Item 6 of Part II and Exhibit 2.4 are therefore amended to read as follows.

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
                                                                                            =========               ========

See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                              ADDITIONAL   ACCUMULATED
                         COMMON                 PAID-IN   COMPREHENSIVE      DEFERRED      ACCUMULATED             COMPREHENSIVE
                      STOCK SHARES   AMOUNT     CAPITAL   INCOME (LOSS)    COMPENSATION      DEFICIT      TOTAL    INCOME (LOSS)
                                                           (in thousands, except share data)
BALANCE AT
DECEMBER 31, 1998     7,330,473         $  73    $ 45,770         $    -         $      -    $ (42,103)   $ 3,740       $ (3,193)
                                                                                                                         ========
Issuance of common
stock under Employee
Stock Purchase Plan      38,912             1          36              -                                       37               -

Exercise of common
stock options            12,600             -          12              -                                       12               -

Unrealized gain
(loss)                                                              (27)                                     (27)            (27)

Net income                                                                                        1,351     1,351           1,351
                      ---------          ----     -------          -----           ------     ---------     -----          ------
BALANCE AT
DECEMBER 31, 1999     7,381,985            74      45,818           (27)                       (40,752)     5,113       $   1,324
                                                                                                                         ========
Issuance of common
stock under Employee
Stock Purchase Plan      26,435             -          23              -                                       23               -

Exercise of common
stock options            76,661             1         142              -                                      143               -

Treasury stock
purchase               (18,115)                      (29)                                                    (29)

Unrealized gain
(loss)                        -                                       28                                       28              28

Net income                    -                                                                 (4,793)   (4,793)         (4,793)

BALANCE AT            ---------          ----     -------          -----           ------     ---------     -----          ------
DECEMBER 31, 2000     7,466,966            75      45,954              1                       (45,545)       485       $ (4,765)
                                                                                                                         ========
Issuance of common
stock                 1,000,000            10         320              -                                      330               -

Issuance of warrants                                  240                                                     240

Issuance of common
stock  options                -             -          11              -                                       11               -

Issuance of
restricted common
shares                  500,000             5          73              -             (78)             -         -               -

Amortization of
restricted shares             -             -           -              -                6             -         6               -

Unrealized gain
(loss)                                                                 -                                        -               -

Net income                                                                                        (525)     (525)           (525)

BALANCE AT MARCH      ---------          ----     -------          -----           ------     ---------     -----          ------
31, 2001 (UNAUDITED)  8,966,966         $  90    $ 46,598         $    1         $   (72)    $ (46,070)   $   547       $   (525)
                      =========          ====     =======          =====           ======     =========     =====          ======
See accompanying Notes to Consolidated Financial Statements.

                          APACHE MEDICAL SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                         QUARTER ENDED MARCH 31,
                                                                                                      2001                  2000
                                                                                                            (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                $  (525)              $   (775)
  Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                                                                     149                    213
      Provision for doubtful accounts                                                                    59                      -
      Amortization of restricted stock                                                                    6                      -
      Stock option compensation                                                                          11                      -
      Changes in operating assets and liabilities:
           Accounts receivable                                                                        1,010                    124
           Other trade receivables                                                                        -                     12
           Other current assets                                                                        (93)                     41
           Restructuring cost                                                                         (260)                      -
           Accounts payable and accrued expenses                                                        174                  (525)
           Deferred rent                                                                               (28)                     15
           Deferred revenue                                                                           (667)                   (40)
                                                                                                    -------               --------
       NET CASH PROVIDED FROM (USED IN) OPERATING ACTIVITIES                                          (164)                  (935)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash assumed in business acquisition                                                                  128                      -
  Capitalized software development costs                                                              (159)                  (175)
  Purchase of furniture and equipment                                                                     -                   (54)
  Decrease in short-term investments                                                                  (104)                    249
                                                                                                    -------               --------
       NET CASH PROVIDED FROM (USED IN) INVESTING ACTIVITIES                                          (135)                    20

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital lease agreements, net of principal payments                                    (23)                   (11)
  Principal payments on borrowings                                                                     (36)                   (35)
  Proceeds from issuance of common stock under employee stock purchase plan                               -                      7
  Proceeds from issuance of common stock upon exercise of options                                         -                    120
                                                                                                    -------               --------
       NET CASH PROVIDED FROM (USED IN) FINANCING ACTIVITIES                                           (59)                     81

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                  (358)                  (834)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                      1,420                  5,194
                                                                                                    -------               --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                         $  1,062              $   4,360
                                                                                                    =======               ========
SUPPLEMENTAL INFORMATION:
  Cash payments for interest                                                                              9                      7

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

5.       ACQUISITIONS

In March 2001 the Company acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry as its wholly owned subsidiary. The Company exchanged one million shares of its common stock and warrants to purchase one million shares of the Company's common stock at $0.50 per share for all of the outstanding shares of MetaContent. The total purchase price was $611,000. The Company's Chairman and its financial advisor were two of the sellers of MetaContent and received 32.5% and 28%, respectively, of the purchase price. The acquisition was accounted for using the purchase method of accounting and resulted in net assets assumed of $111,000 and goodwill totaling $500,000. The goodwill is being amortized over 6 years.

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

BUSINESS DEVELOPMENTS

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

On April 7, 2001 the Company and Cerner Corporation signed an asset purchase agreement under which Cerner would acquire substantially all of the assets and assume certain liabilities relating to the Company's Clinical Outcomes business, which accounts for a substantial majority of its operations, for cash. The transaction is subject to shareholder approval. For a full description of the Cerner transaction, including a background of the transaction, the reasons for the transaction, risk factors related to the transaction and a description of the business activities following the proposed transaction see our Notice of Annual Meeting of Stockholders and Proxy Statement filed with the Securities and Exchange Commission pursuant to Schedule 14A on May 1, 2001 incorporated herein by reference.

RESULTS OF OPERATIONS

REVENUE. Revenue for the quarter ended March 31, 2001 decreased to $1.3 million from $1.7 million in the prior year period. This decrease was related to a decrease in Systems, Support and Professional Services revenue. The overall decrease in revenue resulted from a continuing soft market for systems and services during the quarter and the Company's decision in 2000 to discontinue the strategic consulting business. The Company believes that the current market conditions are brought about by a combination of the Balanced Budget Amendment of 1997 and looming concerns related to interpretation of the Health Insurance Portability and Accountability Act of 1996.

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

RESEARCH AND DEVELOPMENT. Research and development expenses for the quarter ended March 31, 2001 decreased to $41,000 from $147,000 in the prior year period. The Company experienced this decrease due to its restructuring plan and its decision to focus on development and sales of its internet based products rather than development and sale of certain products. During the three months ended March 31, 2001, capitalized software development costs were $159,000. compared to $175,000 in the prior year period.

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

         3.2      Amended and Restated By-Laws (13)

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

         10.27 Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)

         10.28 APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated Effective May 12, 1999 * (9)

         10.29 APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated Effective January 1, 2000 * (3)

         10.30 APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated Effective December 9, 2000 (13)

         10.31 APACHE Medical Systems, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective December 9, 2000 (13)

         19.1     Notice of Annual Meeting and Proxy Statement dated May 8,
                  2001 (14)

         23.1     Consent of Ernst & Young LLP (13)

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

         (9) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)

         (10) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-20805)

         (11) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20805)

         (12) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20805)

         (13) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)

         (14) Incorporated herein by reference to the Company's Definitive Proxy Statement filed pursuant to Schedule 14A on May 1, 2001

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