Form 10-Q
period 2001-06-30
AROS CORP
filed 2001-08-14
CIK 883697

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to______________

Commission file number 000-20805

AROS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2476415

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1650 Tysons Boulevard, McLean, Virginia	22102

(Address of principal executive offices)	(Zip Code)

(703) 847-1400
(Registrant’s telephone number, including area code)

APACHE Medical Systems, Inc.
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

      (Number of shares of common stock, $.01 par value per share, outstanding as of August 10, 2001)

AROS CORPORATION

INDEX

PAGE NO.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

AROS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (unaudited)

(In thousands, except per share data)	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenue	$182	$—	$182	$—

Expenses:

Costs of goods sold	63	—	63	—

Selling, general and administrative	751	1,219	1,946	2,346

Total expenses	814	1,219	2,009	2,346

Other income:

Interest income	35	64	61	140

Loss from continuing operations	(597)	(1,155)	(1,766)	(2,206)

Income from discontinued operations, net of income taxes	492	456	1,136	732

Net loss	$(105)	$(699)	$(630)	$(1,474)

Basic and diluted net income (loss) per share:
Continuing Operations	$(0.07)	$(0.16)	$(0.22)	$(0.30)
Discontinued Operations	$0.06	$0.06	$0.14	$0.10

Weighted average number of shares used for calculation of net income (loss) per share	8,592	7,441	8,099	7,420

See accompanying Notes to Consolidated Financial Statements.

AROS CORPORATION
CONSOLIDATED BALANCE SHEETS
 (unaudited)
(in thousands except share data)

	June 30, 2001	December 31, 2000

ASSETS

Current assets:

Cash and cash equivalents	$297	$1,420

Short-term investments	953	642

Accounts receivable, net	147	—

Prepaid expenses and other	38	42

Assets related to discontinued operations—held for sale	1,555	—

Assets related to discontinued operations	734	3,338

Total current assets	3,724	5,442

Intangible assets, net	474	—

Total assets	$4,198	$5,442

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$333	$19

Restructuring cost	46	321

Accrued expenses	20	12

Liabilities related to discontinued operations—held for sale	2,285	—

Liabilities related to discontinued operations	1,033	4,540

Total current liabilities	3,717	4,892

Deferred rent benefit	9	65

Total liabilities	3,726	4,957

Stockholders’ equity :

Common stock, $.01 par value, authorized shares, 30,000,000 at June 30, 2001 and December 31, 2000: issued and outstanding shares, 8,966,966 at June 30, 2001 and 7,466,966 at December 31, 2000.	90	75

Accumulated comprehensive income—unrealized gain (loss)	(3)	1

Additional paid-in capital	46,608	45,954

Deferred compensation	(48)	—

Accumulated deficit	(46,175)	(45,545)

Total stockholders’ equity	472	485

Total liabilities and stockholders’ equity	$4,198	$5,442

See accompanying Notes to Consolidated Financial Statements.

AROS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

								Compre-
	Common		Additional	Accumulated				hensive
	Stock		Paid-in	Comprehensive	Deferred	Accumulated		Income
	Shares	Amount	Capital	Income (loss)	Compensation	Deficit	Total	(loss)

	(in thousands, except for share data)
Balance at December 31, 2000	7,466,966	$75	$45,954	$1	$—	$(45,545)	$485	$(4,765)

Issuance of common stock	1,000,000	10	320	—	—	—	330	—

Issuance of warrants		—	240	—	—	—	240	—

Issuance of common stock options		—	21	—	—	—	21	—

Issuance of restricted common shares	500,000	5	73	—	(78)	—	—	—

Deferred compensation expense		—	—	—	30	—	30	—

Unrealized gain (loss)		—	—	(4)	—	—	(4)	(4)

Net income(loss)		—	—	—	—	(630)	(630)	(630)

Balance at June 30, 2001 (unaudited)	8,966,966	$90	$46,608	$(3)	$(48)	$(46,175)	$472	$(634)

See accompanying Notes to Consolidated Financial Statements.

AROS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Six Months Ended June 30,
	2001	2000

Cash flows from operating activities:

Net loss from continuing operations	$(1,766)	$(2,206)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization	26	—

Stock compensation expense	51	—

Changes in operating assets and liabilities:

Accounts receivable	(147)	—

Accrued expenses	(51)	—

Prepaid expenses and other	4	130

Restructuring cost	(275)	—

Accounts payable	314	(22)

Deferred rent	(56)	30

Net income from discontinued operations	1,136	732

Assets related to discontinued operations—held for sale	731	—

Assets related to discontinued operations	(903)	(1,231)

Net cash used in operating activities	(936)	(2,567)

Cash flows from investing activities:

Cash assumed in acquisition	128	—

Decrease in short-term investments	(315)	(407)

Net cash used in investing activities	(187)	(407)

Cash flows from financing activities:

Proceeds from issuance of common stock under employee stock purchase plan	—	14

Proceeds from issuance of common stock upon exercise of options	—	114

Net cash provided from financing activities	—	128

Net decrease in cash and cash equivalents	(1,123)	(2,846)

Cash and cash equivalents at beginning of period	1,420	5,194

Cash and cash equivalents at end of period	$297	$2,348

Supplemental Information:

Cash payments for interest	$11	$13

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF BUSINESS

Aros Corporation (the “Company” or “we”), a Delaware corporation, was incorporated on September 1, 1987. We have been a leading provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services through our two operating divisions: the APACHE Clinical Outcomes Division and the MetaContent Content and Coding Division. The APACHE clinical Outcomes Division has been accounted for as discontinued operations and the financial statements have been reclassified to account for this.

Our APACHE Clinical Outcomes Division, which included substantially all of our assets, provides clinically based decision support information systems, research and consulting services to the healthcare industry. Subsequent to the end of this quarterly reporting period, on July 3, 2001, we sold our APACHE Clinical Outcomes Division for cash to Cerner Corporation. The APACHE Clinical Outcomes Division has been accounted for as discontinued operations and the financial statements have been reclassified to account for this.

Our MetaContent Content and Coding Division provides consulting services in the clinical content and medical coding areas. We acquired MetaContent, Inc., a company that develops and markets data management solutions for healthcare providers, on March 19, 2001. MetaContent specializes in “mission critical” applications including database development, medical coding strategy and related services. It has particular expertise in the application and use of clinical and financial standards. Through our MetaContent subsidiary we intend to pursue a strategy of developing one of the industry’s leading technical infrastructures for financial and clinical applications, including medical coding.

2. BASIS OF PRESENTATION

We have prepared the accompanying consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, in the opinion of our management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but we believe that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 included in our Form 10-K, filed with the Commission on April 2, 2001 (File No. 0-20805). Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

We recognize revenue for sales of systems and products at delivery. For systems where services are critical to the functionality of the system, we recognize revenue using contract accounting. We recognize systems support fees ratably over the period of performance. We recognize professional services revenue as these services are provided and generally bill such services on a time and material basis. Professional services do not involve significant customization, modification or production of the licensed software. We defer amounts received prior to the performance of service or completion of a milestone. We record as unbilled revenue recognized for work performed for which billings have not been presented to customers.

3. BASIC AND DILUTED NET LOSS PER SHARE

We have implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. We did not include options and warrants outstanding in the computation of diluted net loss per share as their effect would be anti-dilutive. Diluted net loss per share and basic earnings per share are identical for all periods presented.

4. STOCKHOLDERS’ EQUITY

Stock Options

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

On May 14, 2001, our Board of Directors approved an amendment to the Non-Employee Director Supplemental Stock Option Plan to increase the number of shares of our common stock available for issuance under the plan from 250,000 to 500,000. The amendment is effective as of January 1, 2001.

We may issue options to our employees pursuant to our Employee Stock Option Plan or to our non-employee directors through either our Non-Employee Director Stock Options Plan or our Non-Employee Director Supplemental Stock Option Plan. Subject to the terms and conditions of the relevant plan and the individual grant agreements, outstanding options may become exercisable upon a change in control. Each plan defines a change in control to include a sale of substantially all of our assets.

5. DISCONTINUED OPERATIONS

Our APACHE Clinical Outcomes Division, which included substantially all of our assets, provides clinically based decision support information systems, research and consulting services to the healthcare industry. Subsequent to the end of this quarterly reporting period, on July 3, 2001, we sold our APACHE Clinical Outcomes Division for cash to Cerner Corporation.

Summary operating results of the discontinued operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenue	$1,067	$1,829	$2,355	$3,412

Costs and expenses	575	1,373	1,219	2,680

Net income from discontinued operations	$492	$456	$1,136	$732

Liabilities related to discontinued operations of $3.3 million at June 30, 2001 consist of liabilities to be sold to Cerner of $2.3 million and liabilities to be held of $1.0 million that were part of our APACHE Clinical Outcomes Division not purchased by Cerner. These liabilities to be held consist primarily of accounts payable and accrued expenses of the discontinued business and estimated future costs associated with the disposal of this business division.

The assets from discontinued operations at June 30, 2001 include $1.5 million to be sold to Cerner and assets to be held of $734 thousand that were part of our APACHE Clinical Outcomes Division not purchased by Cerner. These assets to be held consist primarily of prepaid expenses of the discontinued business associated with the disposal of this business division.

The change in the levels of assets and liabilities related to discontinued operations from December 31, 2000 to June 30, 2001 is due to normal business activities in this discontinued segment. The assets and liabilities subject to the Cerner transaction were reclassed from assets and liabilities related to discontinued operations to assets and liabilities related to discontinued operations - held for sale on June 11, 2001 effective with shareholder approval of this sale.

Revenues and net income from discontinued operations from the measurement date, June 11, 2001 to June 30, 2001 was $116,000 and $109,000, respectively.

6. ACQUISITIONS

In March, 2001, we acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry, whereby MetaContent became our wholly owned subsidiary. We exchanged one million shares of our common stock and warrants to purchase one million shares of our common stock at $0.50 per share for all of the outstanding shares of MetaContent. The total purchase price was $611,000. The chairman of our Board of Directors and our financial advisor received for their interests in MetaContent 32.5% and 28%, respectively, of the purchase price. We accounted for the acquisition using the purchase method of accounting, resulting in net assets assumed of $111,000 and goodwill totaling $500,000. We will amortize the goodwill over a 6 year period.

7. COMPREHENSIVE LOSS

Comprehensive loss includes net loss and unrealized gains and losses on investments. For the three and six months ended June 30, 2001, comprehensive loss was $105,000 and $630,000, respectively. For the three and six months ended June 30, 2000, comprehensive loss was $699,000 and $1,474,000, respectively.

8. RESTRUCTURING CHARGE

During the second quarter of 2001, we recognized additional restructuring charges of $162,000 related to the termination of a Company officer. We recognized reductions in restructuring charges of $138,000 as a result of subleasing part of our corporate office. The net result was an additional $24,000 in restructuring charges.

During the third and fourth quarters of 2000, we recognized restructuring charges of $1.4 million primarily related to our decision to revise our business strategy. We decided to focus on our development and selling of our Internet based products and to no longer pursue the development and selling of certain products and strategic consulting services. As a result, we wrote-off the unamortized development costs and intangible assets associated with these products and our purchase of Health Research Network. In addition, we eliminated approximately 30 positions and took steps to downsize our corporate office. The revenue related to these discontinued products and the costs related to the eliminated positions and excess office rent was $2.1 million and $2.9 million, respectively, for the year ended December 31, 2000.

The following table summarizes the activity during the six months ended June 30, 2001 related to the restructuring. At June 30, 2001, we anticipate that we will pay the balance of the restructuring accrual within 9 months.

	BALANCE	ADDITIONS	PAYMENTS	BALANCE
	December 31, 2000			June 30, 2001

		(IN THOUSANDS)
Severance costs	$300	$24	$(197)	$127

Excess rent	295	—	(268)	27

Total	$595	$24	$(465)	$154

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions and impairment provisions of FAS 142 are effective upon adoption of FAS 142. Companies are required to adopt FAS 142 in their fiscal year beginning after December 15, 2001.

10. SUBSEQUENT EVENTS

On July 3, 2001, we sold substantially all of our assets and certain of our liabilities relating to our APACHE Clinical Outcomes Division, which accounted for a majority of our operations, to Cerner Corporation for approximately $3.55 million dollars in cash. A net gain of approximately $4.1 million will be recognized in the third quarter. For a full description of the Cerner transaction, including a background of the transaction, the reasons for the transaction, risk factors related to the transaction and a description of the business activities following the proposed transaction, see our Notice of Annual Meeting of Stockholders and Proxy Statement filed with the Commission pursuant to Schedule 14A on May 1, 2001 (File No. 0-20805), incorporated herein by reference.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENTS

On March 21, 2001, we acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry, whereby MetaContent, Inc. became a wholly owned subsidiary. We exchanged one million shares of our common stock and warrants to purchase one million shares of our common stock at $0.50 per share for all of the outstanding shares of MetaContent. Our Chairman and our financial advisor were two of several owners of MetaContent and received 32.5% and 28%, respectively, of the purchase price.

MetaContent develops and markets data management solutions for healthcare providers. MetaContent specializes in “mission critical” applications including database development, medical coding strategy and related services. It has particular expertise in the application and use of clinical and financial standards. Through our MetaContent subsidiary we intend to pursue a strategy of developing one of the industry’s leading technical infrastructures for financial and clinical applications, including medical coding.

On April 7, 2001 we signed an asset purchase agreement with Cerner Corporation under which Cerner would acquire substantially all of the assets and assume certain liabilities relating to our APACHE Clinical Outcomes division for $3.55 million dollars in cash, subject to certain adjustments plus the assumption of certain liabilities. The APACHE Clinical Outcomes Division constitutes a majority of our operations. Our shareholders approved of the transaction on June 11, 2001 and we consummated the transaction on July 3, 2001. For a full description of the Cerner transaction, including a background of the transaction, the reasons for the transaction, risk factors related to the transaction and a description of the business activities following the transaction see our Notice of Annual Meeting of Stockholders and Proxy Statement filed with the Securities and Exchange Commission pursuant to Schedule 14A on May 1, 2001, incorporated herein by reference.

Our APACHE Clinical Outcomes Division, which included substantially all of our assets, provides clinically based decision support information systems, research and consulting services to the healthcare industry. Subsequent to the end of this quarterly reporting period, on July 3, 2001, we sold our APACHE Clinical Outcomes Division for cash to Cerner Corporation.

Summary operating results of the discontinued operations are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2001	2000	2001	2000

Revenue	$1,067	$1,829	$2,355	$3,412

Costs and expenses	575	1,373	1,219	2,680

Net income from discontinued operations	$492	$456	$1,136	$732

Liabilities related to discontinued operations of $3.3 million at June 30, 2001 consist of liabilities to be sold to Cerner of $2.3 million and liabilities to be held of $1.0 million that were part of our APACHE Clinical Outcomes Division not purchased by Cerner. These liabilities to be held consist primarily of accounts payable and accrued expenses of the discontinued business and estimated future costs associated with the disposal of this business division.

The change in the levels of assets and liabilities related to discontinued operations from December 31, 2000 to June 30, 2001 is due to normal business activities in this discontinued segment. The assets and liabilities subject to the Cerner transaction were reclassed from assets and liabilities related to discontinued operations to assets and liabilities related to discontinued operations - held for sale on June 11, 2001 effective with shareholder approval of this sale.

The assets from discontinued operations at June 30, 2001 include $1.5 million to be sold to Cerner and assets to be held of $734 thousand that were part of our APACHE Clinical Outcomes Division not purchased by Cerner. These assets to be held consist primarily of prepaid expenses of the discontinued business associated with the disposal of this business division.

Revenues and net income from discontinued operations from the measurement date, June 11, 2001 to June 30, 2001 was $116,000 and $109,000, respectively.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

REVENUE. Revenue for the three and six months ended June 30, 2001 increased to $182,000 from $0 for the same periods in 2000. This increase was related to new contracts received from our MetaContent content and coding division.

COST OF GOODS SOLD. Cost of goods sold for the three and six months ended June 30, 2001 increased to $63,000 from $0 for the same periods in 2000. This increase was related to new contracts from our MetaContent content and coding division.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended June 30, 2001 decreased to $751,000 from $1.2 million for the same period in 2000. We realized this decrease due to an overall reduction in selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2001 decreased to $1.9 million from $2.3 million in the same period in 2000. We realized this decrease due primarily to reductions in our headcount and associated fringes benefits and taxes.

OTHER INCOME. Other income decreased to $35,000 for the three months ended June 30, 2001 from $64,000 for the same period in 2000. Other income decreased for the six months ended June 30, 2001 to $61,000 from $140,000 for the same period in 2000. We recognized this decrease due to a decrease in interest income resulting from a reduction in cash.

INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations increased to $492,000 for the three months ended June 30, 2001 from $456,000 for the same period in 2000. Income from discontinued operations increased for the six months ended June 30, 2001 to $1.1 million from $732,000 for the same period in 2000. This increase is due to reductions in operating expenses generated from the restructuring charges recognized in Q4 2000.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were $1.3 million as of June 30, 2001 compared to $2.1 million as of December 31, 2000. We realized this decrease due to ongoing operations. We anticipate that the Cerner transaction, consummated on July 3, 2001, will increase our capital resources by providing us with approximately $3.55 million dollars in cash and relieving us of approximately $1.0 million dollars in liabilities before transaction costs.

We anticipate the funds generated from operations and funds generated by the asset sale to Cerner will be sufficient to meet our planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 2001. Through June 30, 2001, we have incurred cumulative net operating losses of approximately $46.2 million. There can be no assurance that we will be profitable in the future or that present capital will be sufficient to fund our ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms we find acceptable.

Our APACHE Clinical Outcomes Division, which included substantially all of our assets, provides clinically based decision support information systems, research and consulting services to the healthcare industry. Subsequent to the end of this quarterly reporting period, on July 3, 2001, we sold our APACHE Clinical Outcomes Division for cash to Cerner Corporation. The APACHE Clinical Outcomes Division has been accounted for as discontinued operations and the financial statements have been reclassified to account for this.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements in this filing which are not historical facts are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Important factors that could cause actual results to differ materially include but are not limited to our having sufficient sales and timely collections to meet cash requirements and achieve profitability, our ability to correctly estimate and address our Year 2001 costs and liabilities, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the success of our strategy to concentrate our new product offerings associated with our limited operating history in the medical coding business, our ability to obtain additional working capital, risks inherent in our acquisition strategy, our ability to compete in the competitive and rapidly evolving healthcare information technology industry, the success of our marketing and consulting efforts, the occurrence of certain operating hazards and uninsured risks, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, our ability to comply with and adopt products and services to potential regulatory changes, the impact of governmental regulations, changes in technology, marketing risks and one time events on our business and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including our relatively long sales cycle, variable customer demand for our products and services, changes in our product mix and the timing and relative prices of product sales, loss of our customers due to consolidation in the healthcare industry, changes in customer budgets, our investments in marketing or other corporate resources, acquisitions of other companies or assets, the timing of new product introductions and enhancements by us and our competitors, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in our Form 10-K for the year ended December 31, 2000, filed with the Commission on April 2, 2001 (File No. 0-20805).

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	We held our annual meeting of stockholders on June 11, 2001.

(b)	We solicited proxies for the meeting pursuant to Section 14(a) of the Securities and Exchange Act of 1934, as amended, and the regulations promulgated thereunder. There was no solicitation in opposition to management’s solicitations. The stockholders elected all of our management’s nominees for the Board of Directors.

(c)	We submitted five proposals for the approval of our shareholders as follows:

1)	The shareholders approved the election of the following persons as members of our Board of Directors:

Name	For	Withheld
Alan W. Baldwin	8,378,451	198,682

Gerald E. Bisbee, Jr., Ph.D.	8,438,507	138,626

William R. Lewis	8,377,451	199,682

The shareholders approved, with 4,837,720 affirmative votes, 658,155 negative votes, 49,050 abstentions and 3,032,208 broker non-votes, the proposal to adopt the proposed asset purchase agreement with Cerner Corporation providing for the sale of substantially all of our assets to Cerner Corporation.

The shareholders approved, with 7,901,648 affirmative votes, 80,889 negative votes, 594,596 abstentions and no broker non-votes, the proposal to change our name to Aros Corporation.

The shareholders approved, with 8,203,896 affirmative votes, 309,013 negative votes, 64,224 abstentions and no broker non-votes, the proposal to amend our Non-Employee Director Supplemental Stock Option Plan to increase the number of shares reserved for issuance under the plan by 250,000 shares from 250,000 to 500,000 shares.

The shareholders approved, with 8,518,894 affirmative votes, 23,089 negative votes, 35,150 abstentions and no broker non-votes, the proposal to approve the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2001.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits.

      The following Exhibits are filed herewith and made a part hereof:

EXHIBIT NO.             DESCRIPTION

2.1	Asset Purchase Agreement by and among the Company and Dunn & Bradstreet HealthCare Information, Inc. and Cognizant Corporation dated as of December 30, 1996 (1)

2.2	Asset Purchase Agreement by and among the Company and Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated as of January 7, 1997 (1)

2.3	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997 (5)

2.4	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001 (15)

2.5	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001 (16)

2.6	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001 (16)

3.1	Amended and Restated Certificate of Incorporation (5)

3.2	Amended and Restated By-Laws (13)

3.3	Certificate of Amendment to the Certificate of Incorporation

4.1	Specimen Common Stock Certificate (2)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997 (3)

10.1	APACHE Medical Systems, Inc. Employee Stock Option Plan (5)

10.2	APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated Effective May 12, 1999 (9)

10.3	APACHE Medical Systems, Inc. Non-Employee Director Option Plan (5)

10.4	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995 (2)

10.5	Form of Warrant Agreement relating to warrants issued in 1995 (2)

10.6	Warrant Agreement between the Company and Venture Fund of Washington, dated May 13, 1991 (2)

10.7	Licensing Agreement between the Company and Cerner Corporation, dated February 2, 1995 (2)

10.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994 (2)

10.9	Agreement between the Company and The George Washington University, dated August 19, 1994 (2)

10.10	Letter Agreement between the Company and the Northern New England Cardiovascular Disease Study Group, dated March 13, 1995 (2)

10.11	Licensing Agreement between the Company and Quality Information Management Corporation, dated March 24, 1994 (2)

10.12	Marketing Agreement between the Company and American Healthcare Systems Purchasing Partners, L.P., dated as of June 3, 1996 (2)

10.13	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997 (1)

10.14	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,

P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997 (4)

10.15	License Agreement between the Company and Vermont Oxford Network, Inc., Related Services Agreement between the Company and Vermont Oxford Network, Inc. and Consulting Agreement between the Company and Clinimetrics, Inc. each effective as of June 24, 1997 ** (5)

10.16	Employment Agreement by and between the Company and Gerald E. Bisbee, Jr., Ph.D., dated May 5, 1997 (5)

10.17	Employment Agreement by and between the Company and Scott A. Mason, dated June 15, 1999 (10)

10.18	Nonqualified Stock Option Agreement between the Company and William A. Knaus, M.D., dated May 29, 1997 (5)

10.19	Form of 1998 Employment Agreement (6)

10.20	Form of Nonqualified Director Stock Option Agreement (6)

10.21	APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated February 23, 1998, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement (6)

10.22	Employment Agreement by and between Gina Campbell and the Company, dated August 16, 2000 (12)

10.23	Employment Agreement by and between Karen Miller and the Company, dated July 28, 2000 (12)

10.24	Employment Agreement by and between Sean Seerey and the Company, dated May 11, 1999 (10)

10.25	Employment Agreement by and between William A. Knaus and the Company, dated July 28, 2000 (12)

10.26	Employment Agreement by and between Violet L. Shaffer and the Company, dated September 20, 2000 (12)

10.27	Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)

10.28	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective May 12, 1999 (9)

10.29	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective January 1, 2000 (3)

10.30	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective December 9, 2000 (13)

10.31	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective December 9, 2000 (13)

19.1	Notice of Annual Meeting and Proxy Statement definitively filed with the Securities and Exchange Commission on Form 14A on May 1, 2001 (File No. 0-20805) (14)

23.1	Consent of Ernst & Young LLP (13)

      ________________

** Confidential portions omitted and supplied separately to the Securities and Exchange Commission staff

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04106)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)

(4)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)

(6)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)

(7)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)

(8)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20805)

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-20805)

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20805)

(12)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20805)

(13)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)

(14)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed pursuant to Schedule 14A on May 1, 2001 (File No. 0-20805)

(15)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 0-20805)

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2001 (File No. 0-20805)

(b)	Reports on Form 8-K

During the quarter ended June 30, 2001, APACHE filed the following current report on Form 8-K:

1 Date of Report: April 12, 2001 (filed April 18, 2001); Items 5, 7(c).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2001	AROS CORPORATION /s/ GERALD E. BISBEE JR., PH.D. Gerald E. Bisbee, Jr. President Authorized signatory and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.3	Certificate of Amendment to Certificate of Incorporation of APACHE Medical Systems, Inc.