Form 10-Q
period 2001-09-30
AROS CORP
filed 2001-11-14
CIK 883697

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001
or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 000-20805

AROS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-2476415

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1160 Hayman Drive, Crownsville, Maryland               21032
(Address of principal executive offices)                       (Zip Code)

(410) 923-6106
(Registrant’s telephone number, including area code)

APACHE Medical Systems, Inc.
1650 Tysons Boulevard, McLean, Virginia 22102
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

(Number of shares of common stock, $.01 par value per share, outstanding as of November, 2001)

AROS CORPORATION

INDEX
PAGE NO.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Statements of Operations (unaudited) for the Three and Nine Months ended September
     30, 2001 and 2000

     Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000

     Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended
     September 30, 2001 (unaudited) and Year Ended December 31, 2000

     Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000

     Notes to Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART 1-FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Statements of Operations (unaudited) for the Three and Nine Months ended September 30, 2001 and 2000
Consolidated Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2001 (unaudited) and Year Ended December 31, 2000
Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2001 and 2000
Notes to Consolidated Financial Statements (unaudited)
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES

PART 1-FINANCIAL INFORMATION

     Item 1. Financial Statements

AROS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share data)	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$5	$—	$187	$—
Expenses:
Costs of goods sold	—	—	63	—
Selling, general and administrative	439	1,545	2,385	4,468

Total expenses	439	1,545	2,448	4,468
Other income:
Interest income	32	34	93	161

Loss from continuing operations	(402)	(1,511)	(2,168)	(4,307)
Income from discontinued operations, net of income taxes	—	125	1,136	1,447
Gain on sale of discontinued operations, net of taxes after income from disc operations	3,265	—	3,265	—

Net income (loss)	$2,863	$(1,386)	$2,233	$(2,860)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.05)	$(0.20)	$(0.26)	$(0.58)

Discontinued operations	$0.38	$0.01	$0.53	$0.20

Earnings per share	$0.33	$(0.19)	$0.27	$(0.38)

Weighted average number of shares used for calculation of net loss per share	8,717	7,456	8,311	7,432

     See accompanying Notes to Consolidated Financial Statements.

AROS CORPORATION
CONSOLIDATED BALANCE SHEETS

(unaudited)
(in thousands except share data)

	September 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$—	$1,420
Short-term investments	3,691	642
Accounts receivable, net	5	—
Prepaid expenses and other	49	42
Assets from discontinued operations Assets to be sold	—	—
Assets to be held	173	3,338

Total current assets	3,918	5,442
Intangible assets, net	453	—

Total assets	$4,371	$5,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378	$19
Restructuring cost	50	321
Accrued expenses	167	12
Liabilities from discontinued operations
Liabilities to be sold	—	—
Liabilities to be held	414	4,540

Total current liabilities	1,009	4,892
Deferred rent benefit	—	65

Total liabilities	1,009	4,957
Stockholders’ equity:
Common stock, $.01 par value, authorized shares, 30,000,000 at September 30, 2001 and December 31, 2000: issued and outstanding shares, 8,966,966 at September 30, 2001 and 7,381,985 at December 31, 2000	90	75
Accumulated comprehensive income-unrealized gain (loss)	—	1
Additional paid-in capital	46,608	45,954
Deferred compensation	(24)	—
Accumulated deficit	(43,312)	(45,545)

Total stockholders’ equity	3,362	485

Total liabilities and stockholders’ equity	$4,371	$5,442

     See accompanying Notes to Consolidated Financial Statements.

AROS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

				Accumulated				Compre-
			Additional Paid-in	Comprehensive	Deferred			hensive
	Common Stock Shares	Amount	Capital	Income (loss)	Compensation	Accumulated Deficit	Total	Income (loss)

	(in thousands, except for share data)
Balance at December 31, 2000	7,466,966	$75	$45,954	$1	$—	$(45,545)	$485	$(4,765)

Issuance of common stock	1,000,000	10	320	—	—	—	330	—
Issuance of warrants		—	240	—	—	—	240	—
Issuance of common stock options		—	21	—	—	—	21	—
Issuance of restricted common shares	500,000	5	73	—	(78)	—	—	—
Deferred compensation expense		—	—	—	54	—	54	—
Unrealized gain (loss)		—	—	(1)	—	—	(1)	—
Net income (loss)		—	—	—	—	2,233	2,233	2,233

Balance at September 30, 2001 (unaudited)	8,966,966	$90	$46,608	$—	$(24)	$(43,312)	$3,362	$2,232

See accompanying Notes to Consolidated Financial Statements.

AROS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2000

Cash flows from operating activities:
Net loss from continuing operations	$(2,168)	$(4,307)
Adjustments to reconcile net loss to net cash used in operating activities Depreciation and amortization	47	—
Stock compensation expense	75	—
Changes in operating assets and liabilities:
Accounts receivable	(5)	—
Accrued expenses	97	46
Prepaid expenses and other	(7)	147
Restructuring cost	(271)	—
Accounts payable	359	—
Deferred rent	(65)	—
Net income from discontinued operations	4,401	1,447
Gain on sale	(3,265)	—
Liabilities to be held	(4,126)	(3,154)
Assets to be held	3,165	1,974

Net cash used in operating activities	(1,763)	(3,847)
Cash flows from investing activities:
Cash assumed in acquisition	128	—
Increase in short-term investments	(3,136)	627

Net cash used in investing activities	(3,008)	627
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan	—	162
Proceeds from issuance of common stock upon exercise of options	—	(29)
Proceeds from Sale of Assets	3,351	—

Net cash provided from financing activities	3,351	133
Net decrease in cash and cash equivalents	(1,420)	(3,087)
Cash and cash equivalents at beginning of period	1,420	5,194

Cash and cash equivalents at end of period	$—	$2,107

Supplemental Information:
Cash payments for interest	$—	$33

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

Our MetaContent Content and Coding Division provides consulting services in the clinical content and medical coding areas. We acquired MetaContent, Inc., a company that develops and markets data management solutions for healthcare providers, on March 19, 2001. MetaContent specializes in “mission critical” applications including database development, medical coding strategy and related services. It has particular expertise in the application and use of clinical and financial standards. Since the sale of assets to Cerner Corporation was completed on July 3, 2001, the Company continues to evaluate how best to utilize its remaining assets. The alternatives under consideration include moving the Company from its historical focus on clinical information systems to areas such as biotechnology, bio-informatics and medical coding. In addition, the Company has not precluded, if no suitable alternatives are found, the possibility of dissolution of the Company and distribution of net assets to its shareholders.

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

We recognize revenue for sales of systems and products at delivery. For systems where services are critical to the functionality of the system, we recognize revenue using contract accounting. We recognize systems support fees ratably over the period of performance. We recognize professional services revenue as these services are provided and generally bill such services on a time and material basis. Professional services do not involve significant customization, modification or production of the licensed software. We defer amounts received prior to the performance of service or completion of a milestone. We record as unbilled revenue amounts recognized for work performed for which billings have not been presented to customers.

3. BASIC AND DILUTED NET LOSS PER SHARE

We have implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” which requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. We did not include options and warrants outstanding in the computation of diluted net loss per share, as their effect would be anti-dilutive. Diluted net loss per share and basic earnings per share are identical for all periods presented.

4. STOCKHOLDERS’ EQUITY

Stock Options

During the first quarter of 2001, the Company granted to Gerald E. Bisbee, Jr., Ph.D., the Company’s Chairman of the Board, 500,000 shares of restricted stock. The Company has an option to repurchase certain amounts of such grant by certain dates, with the Company’s right to purchase any shares of such grant to expire by December 31, 2001. In addition, the Company granted an aggregate of approximately 425,000 options to its directors, members of management, employees and consultants. The exercise price of those options is equal to the fair market value of the Company’s stock on the date of grant. Approximately 400,000 of those options become fully vested by December 31, 2001 and the remainder vest ratably over a five-year period.

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

Summary operating results of the discontinued operations are as follow:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$—	$1,551	$2,355	$4,963
Costs and expenses	—	1,426	1,219	3,516

Net income from discontinued operations	$—	$125	$1,136	$1,447

Liabilities related to discontinued operations of $414,000 at September 30, 2001 consist of liabilities to be held that were part of our APACHE Clinical Outcomes Division not purchased by Cerner. These liabilities to be held consist primarily of accounts payable and accrued expenses of the discontinued business and estimated future costs associated with the disposal of this business division.

The assets from discontinued operations of $173,000 at September 30, 2001 include assets to be held that were part of our APACHE Clinical Outcomes Division not purchased by Cerner. These assets to be held consist primarily of accounts receivable of the discontinued business.

Revenues and net income from discontinued operations from the measurement date, June 11, 2001 to September 30, 2001 was $116,000 and $109,000, respectively.

6. ACQUISITIONS

In March, 2001, we acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing medical coding products and services to the healthcare industry, whereby MetaContent became our wholly owned subsidiary. We exchanged one million shares of our common stock and warrants to purchase one million shares of our common stock at $0.50 per share for all of the outstanding shares of MetaContent. The total purchase price was $611,000. The chairman of our Board of Directors and our financial advisor received for their interests in MetaContent 32.5% and 28%, respectively, of the purchase price. We accounted for the acquisition using the purchase method of accounting, resulting in net assets assumed of $111,000 and goodwill totaling $500,000. For the period from the date of purchase of MetaContent, Inc. to June 30, 2001, goodwill was amortized over a six-year period.

7. COMPREHENSIVE LOSS

Comprehensive net income or loss includes net income or loss and unrealized gains and losses on investments. For the three and nine months ended September 30, 2001, comprehensive income was $2,862,000 and $2,232,000, respectively. For the three and nine months ended September 30, 2000, comprehensive loss was $1,373,000 and $2,833,000, respectively.

8. RESTRUCTURING CHARGE

During the second quarter of 2001, we recognized additional restructuring charges of $ 104,000 as a result of severence and rental payments, ? and $27, 000, respectively.

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

The following table summarizes the activity during the nine months ended September 30, 2001 related to the restructuring. At September 30, 2001, we anticipate that we will pay the balance of the restructuring accrual within six months.

		BALANCE December 31, 2000	ADDITIONS	PAYMENTS	BALANCE September 30, 2001
			(IN THOUSANDS)
Severance costs		$300	$24	$(274)	$50
Excess rent		295	—	(295)	—

	Total	$595	$24	$(569)	$50

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations (FAS 141) and No. 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations and changes the criteria to recognize intangible assets apart from goodwill. The requirements of FAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the amortization provisions and impairment provisions of Statement 142 are effective upon adoption of Statement 142. Companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001. Amortization from the date of purchase of MetaContent through September 30, 2001 was $47,000.

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

In the third quarter 2001, the Company recorded a gain on sale of assets to Cerner Corporation in the amount of $3.265 million dollars. As of September 30, 2001, $200,000 of the $3.55 million purchase price was still being held in escrow in accordance with the terms of the agreement between the Company and Cerner Corporation, and as such was not included in the gain. On November 5, 2001, the Company and Cerner agreed to pay certain expenses out of funds held in escrow, with the remaining funds split between the Company and Cerner. This resulted in a payment to the Company of $60,000 out of the escrowed funds. As part of the agreement, the Company also received a purchase price increase equal to $200,000 related to certain post-closing performance measures as provided in accordance with the terms of the agreement.

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

Since the sale of assets to Cerner was completed on July 3, 2001, the Company continues to evaluate how best to utilize its remaining assets. The alternatives under consideration include moving the Company from its historical focus on clinical information systems to areas such as biotechnology, bio-informatics and medical coding. In addition, the Company has not precluded, if no suitable alternatives are found, the possibility of dissolving the Company and distributing the net assets to its shareholders.

Summary operating results of the discontinued operations are as follow:

	Three months ended		Nine months ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$—	$1,551	$2,355	$4,963
Costs and expenses	—	1,426	1,219	3,516

Net income from discontinued operations	$—	$125	$1,136	$1,447

Liabilities related to discontinued operations of $414,000 at September 30, 2001 consist of liabilities to be held that were part of our APACHE Clinical Outcomes Division not purchased by Cerner. These liabilities to be held consist primarily of accounts payable and accrued expenses of the discontinued business and estimated future costs associated with the disposal of this business division.

The assets from discontinued operations of $173,000 at September 30, 2001 include assets to be held that were part of our APACHE Clinical Outcomes Division not purchased by Cerner. These assets to be held consist primarily of accounts receivable of the discontinued business.

Net income from discontinued operations from the measurement date, June 11, 2001 to September 30, 2001 was $109,000.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUE. Revenue for the three and nine months ended September 30, 2001 increased to $5,000 and $187,000 from $0 for the same periods in 2000. This increase was related to new contracts received from our MetaContent content and coding division.

COST OF GOODS SOLD. Cost of goods sold for the three and nine months ended September 30, 2001 increased to $0 and $63,000 from $0 for the same periods in 2000. This increase was related to new contracts from our MetaContent content and coding division.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended September 30, 2001 decreased to $439,000 from $1.5 million for the same period in 2000. We realized this decrease due to an overall reduction in selling, general and administrative expenses and due to the sale of the APACHE Clinical Outcomes Division to Cerner Corporation, and the related termination of employees and other expenses associated with that division. Selling, general and administrative expenses for the nine months ended September 30, 2001 decreased to $2.4 million from $4.5 million in the same period in 2000. We realized this decrease due to an overall reduction in selling, general and administrative expenses and due to the sale of the APACHE Clinical Outcomes Division to Cerner Corporation, and the related termination of employees and other expenses associated with that division.

OTHER INCOME. Other income decreased to $32,000 for the three months ended September 30, 2001 from $34,000 for the same period in 2000. Other income (expense) decreased for the nine months ended September 30, 2001 to $93,000 from $161,000 for the same period in 2000. We recognized this decrease due to a decrease in interest income resulting from a reduction in cash.

INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations decreased to $0 for the three months ended September 30, 2001 from $125,000 for the same period in 2000. Income from discontinued operations decreased for the nine months ended September 30, 2001 to $1.1 million from $1.4 million for the same period in 2000. This decrease is due to the sale of the APACHE Clinical Outcomes Division to Cerner Corporation on July 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were $3.691 million as of September 30, 2001 compared to $2.1 million as of December 31, 2000. We realized this increase due to the sale of assets to Cerner Corporation, consummated on July 3.

We anticipate the funds generated from operations and funds generated by the asset sale to Cerner will be sufficient to meet our planned ongoing operating and working capital requirements and to finance planned product development, sales and marketing activities and capital acquisitions through 2001. Through September 30, 2001, we have incurred cumulative net operating losses of approximately $43.3 million. There can be no assurance that we will find a suitable new business focus, and if so, that we will be profitable in the future or that present capital will be sufficient to fund our ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms we find acceptable.

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

Proceeds from the sale of assets have been invested in money market and short-term marketable securities.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2001 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

EXHIBIT NO.	DESCRIPTION
2.1	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997 (5)
2	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001 (15)
3	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001 (16)
4	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001 (16)
2.7	Amended and Restated Certificate of Incorporation (5)
2.8	Amended and Restated By-Laws (13)
2.9	Certificate of Amendment to the Certificate of Incorporation (19)
3.0	Specimen Common Stock Certificate (2)
3.1	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997 (3)
3.2	APACHE Medical Systems, Inc. Employee Stock Option Plan (5)
3.3	APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated Effective May 12, 1999 (9)
3.4	APACHE Medical Systems, Inc. Non-Employee Director Option Plan (5)
3.5	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995 (2)
3.6	Form of Warrant Agreement relating to warrants issued in 1995 (2)
3.7	Warrant Agreement between the Company and Venture Fund of Washington, dated May 13, 1991 (2)
3.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994 (2)
3.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997 (1)
4.0	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997 (4)
4.1	Employment Agreement by and between the Company and Gerald E. Bisbee, Jr., Ph.D., dated May 5, 1997 (5)
4.2	Employment Agreement by and between the Company and Scott A. Mason, dated June 15, 1999 (10)
4.3	Nonqualified Stock Option Agreement between the Company and William A. Knaus, M.D., dated May 29, 1997 (5)

4.4	Form of 1998 Employment Agreement (6)
4.5	Form of Nonqualified Director Stock Option Agreement (6)
4.6	APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated February 23, 1998, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement (6)
4.7	Employment Agreement by and between Gina Campbell and the Company, dated August 16, 2000 (12)
4.8	Employment Agreement by and between Karen Miller and the Company, dated July 28, 2000 (12)
4.9	Employment Agreement by and between Sean Seerey and the Company, dated May 11, 1999 (10)
5.0	Employment Agreement by and between William A. Knaus and the Company, dated July 28, 2000 (12)
5.1	Employment Agreement by and between Violet L. Shaffer and the Company, dated September 20, 2000 (12)
5.2	Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)
5.3	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective May 12, 1999 (9)
5.4	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective January 1, 2000 (3)
5.5	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective December 9, 2000 (13)
5.6	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective December 9, 2000 (13)
5.7	Notice of Annual Meeting and Proxy Statement definitively filed with the Securities and Exchange Commission on Form 14A on May 1, 2001 (File No. 0-20805) (14)
5.8	Consent of Ernst & Young LLP (13)

**	Confidential portions omitted and supplied separately to the Securities and Exchange Commission staff

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)

(2)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04106)

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)

(4)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)

(6)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)

(7)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)

(8)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20805)

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-20805)

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20805)

(12)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20805)

(13)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)

(14)	Incorporated herein by reference to the Company’s Definitive Proxy Statement filed pursuant to Schedule 14A on May 1, 2001 (File No. 0-20805)

(15)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 0-20805)

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K dated April 12, 2001 (File No. 0-20805)

(17)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on July 18, 2001 (File No. 0-20805)

(18)	Incorporated herein by reference to the Company’s Current Report on Form 8-K/A filed on September 17, 2001 (File No. 0-20805)

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	AROS CORPORATION /s/ G. E. BISBEE, Jr. Gerald E. Bisbee, Jr. President Authorized signatory and Chief Accounting Officer