Form 10-K
period 2001-12-31
AROS CORP
filed 2002-04-01
CIK 883697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-20805
                                AROS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      23-2476415
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              1160 HAYMAN DRIVE,                                   21032
            CROWNSVILLE, MARYLAND                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (410) 923-6106

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting common equity held by non-affiliates of the registrant as of March 29, 2002 was approximately $814,197. The number of outstanding shares of the registrant's Common Stock as of that date was 8,966,966.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The registrant intends to file a preliminary proxy statement for its annual meeting of stockholders pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference into this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     Aros Corporation ("Aros", the "Company" or "we"), a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. on September 1, 1987. We were a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services through two operating divisions: the APACHE Clinical Outcomes Division and the MetaContent Content and Coding Division.

     The Clinical Outcomes Division provided clinically based decision support information systems, research and consulting services to the healthcare industry. On July 3, 2001, we sold our APACHE Clinical Outcomes Division ("Clinical Outcomes Division"), which accounted for substantially all of our assets, for cash to Cerner Corporation and changed our name from APACHE Medical Systems, Inc. to Aros Corporation. The Clinical Outcomes Division has been accounted for as discontinued operations for all periods presented.

     The MetaContent Content and Coding Division provided consulting services in the clinical content and medical coding areas. We acquired MetaContent, Inc. ("MetaContent"), a company that develops and markets data management solutions for healthcare providers, on March 19, 2001 as part of a strategy to enter the medical coding business. On November 23, 2001, a founder and the sole employee of MetaContent, Inc. resigned. As a result, the Company has elected to discontinue all operations under the MetaContent Content and Coding Division, and has therefore written off the remaining net goodwill associated with the acquisition of MetaContent, Inc. and accounted for the results as discontinued operations.

     Since the sale of assets to Cerner Corporation was completed on July 3, 2001, the Company continues to evaluate how best to utilize its remaining assets. The alternatives under consideration include moving the Company from its historical focus on clinical information systems to areas such as biotechnology, bio-informatics, medical coding or other healthcare related activities. In addition, the Company will evaluate any opportunity for a business combination that will maximize the stockholders' investment, which may include combinations with companies outside of the Company's traditional market. The Company has not precluded, if no suitable alternatives are found, the possibility of dissolution of the Company and distribution of net assets to its shareholders.

     See Management's Discussion and Analysis of Financial Conditions and Results of Operations for further discussion.

EMPLOYEES

     On July 3, 2001, all remaining full-time employees of the Clinical Outcomes Division were terminated and rehired by Cerner Corporation. As of December 31, 2001, there were no remaining employees with the Company.

ITEM 2.  PROPERTIES

     None.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently subject to, and none of its properties are subject to, any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that required a vote of security holders during the three months ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons are or have served as the executive officers of the Company during the year ended December 31, 2001:

               NAMES                 AGE                  POSITION
               -----                 ---                  --------
Gerald E. Bisbee, Jr., Ph.D.(3)....  58    Secretary, President and Chief
                                           Executive Officer
Violet L. Shaffer(1)...............  53    President and Chief Operating Officer
Karen C. Miller (2)................  42    Vice President, Finance and CFO

---------------
1. Violet L. Shaffer served as Chief Operating Officer of the Company from September 2000 to July 3, 2001, and President of the Company effective January 1, 2001 to July 3, 2001. Previously she was Vice President of Marketing for the Company since September 1997. Prior to joining the Company, from January 1997 through September 1997, Ms. Shaffer served as President and Chief Executive Officer of Competitive Advantage Services, Inc. Ms. Shaffer served as Vice President of Business Development for Nichols Research Corporation and of HealthGate Data Corporation, an entity partially owned by Nichols, from September 1995 through December 1996.

2. Karen C. Miller served as Vice President of Finance and Chief Financial Officer of the Company from October 1998 to June 30, 2001. From 1997 to 1998, Ms. Miller served as Controller of the Per-Se Technologies Division of Medaphis Corporation, now Per-Se Technologies, Inc. Prior to assuming this role, Ms. Miller was Chief Financial Officer, Vice President of Finance and Controller of Health Data Sciences Corporation, a company she co-founded in 1983 that was acquired by Medaphis in 1996.

3. Gerald E. Bisbee, Jr., Ph.D. became Secretary, President and Chief Executive Officer of the Company as of July 3, 2001. (President and Chief Executive Officer until December 31, 1997, Chairman of the Board from 1989 through November 5, 1997, and December 22, 2000 to present, and director since 1989). Dr. Bisbee is presently Chairman, President and Chief Executive Officer of ReGen Biologics, Inc., which conducts research and development, manufacturing and marketing of tissue engineering, biological and other orthopedic products and services. Before joining us as Chairman and Chief Executive Officer in December 1989, Dr. Bisbee was the Chairman and Chief Executive Officer of the Sequel Corporation, which he joined in 1988 and engineered the merger with the Hanger Orthopedic Group, Inc. He founded and managed the Health Care Group of the Corporate Finance Department of Kidder, Peabody & Co., leaving to join Sequel in 1988. From 1978 until moving to Kidder, Peabody in 1984, he was President of the Hospital Research and Educational Trust, a new venture and product development company affiliated with the American Hospital Association. Dr. Bisbee also managed the Yale University Health Services, which included a 22,000-member health maintenance organization. He is a director of Cerner Corporation and HealthGate Data Corporation. Dr. Bisbee received his B.A. from North Central College, his M.B.A. from the Wharton School of the University of Pennsylvania and his Ph.D. from Yale University, where his dissertation was instrumental in the development of Diagnosis Related Groups.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until February 12, 2001, the Company's common stock was traded on the Nasdaq SmallCap Market under the symbol AMSI. On February 13, 2001, the Company's common stock began trading on the OTC Bulletin Board under the symbol AMSI. On July 3, 2001, the ticker was changed to AROS. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board.

                                                              HIGH     LOW
                                                              -----   -----
Year Ended December 31, 2001
     First Quarter..........................................  $0.53   $0.14
     Second Quarter.........................................   0.35    0.14
     Third Quarter..........................................   0.34    0.06
     Fourth Quarter.........................................   0.15    0.06
Year Ended December 31, 2000
     First Quarter..........................................  $7.00   $1.44
     Second Quarter.........................................   3.50    0.88
     Third Quarter..........................................   1.66    0.75
     Fourth Quarter.........................................   1.00    0.09

     As of March 7, 2002, the Company had 76 holders of record of its common stock.

     The Company has never paid or declared any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. The amount and timing of any future dividends will depend on the future business direction of the Company, general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and such other factors as the Company's Board of Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     All periods have been reclassified to account for the operations of the Clinical Outcomes Division and the MetaContent Content and Coding Division as discontinued operations.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------
                                                    2001      2000      1999      1998       1997
                                                   -------   -------   -------   -------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:.........................................  $    --   $    --   $    --   $    --   $     --
Expenses:
     General and administrative..................    2,688     5,912     6,304     7,367     12,870
     Restructuring...............................       24       276        --        --         --
                                                   -------   -------   -------   -------   --------
          Total expenses.........................    2,712     6,188     6,304     7,367     12,870
                                                   -------   -------   -------   -------   --------
Other income (expense):
     Interest income.............................      107       216       321       477        859
                                                   -------   -------   -------   -------   --------
          Total other income (expense)...........      107       216       321       477        859
Loss from continuing operations..................   (2,605)   (5,972)   (5,983)   (6,890)   (12,011)
Discontinued operations
     Income from discontinued operations.........    1,286     1,179     7,334     3,697     (3,907)
     Gain from sale of discontinued operations...    3,664        --        --        --         --
     Loss on abandonment.........................     (433)       --        --        --         --
                                                   -------   -------   -------   -------   --------
                                                     4,517     1,179     7,334     3,697     (3,907)
                                                   -------   -------   -------   -------   --------
Net income (loss)................................  $ 1,912   $(4,793)  $ 1,351   $(3,193)  $(15,918)
                                                   =======   =======   =======   =======   ========
Basic and diluted net income (loss) per share....
     Continuing operations.......................  $ (0.30)  $ (0.80)  $ (0.82)  $ (0.95)  $  (1.66)
     Discontinued operations.....................  $  0.53   $  0.16   $  1.00   $  0.51   $  (0.54)
                                                   =======   =======   =======   =======   ========
Earnings per share...............................  $  0.23   $ (0.64)  $  0.18   $ (0.44)  $  (2.20)
Weighted average number of shares used for
  calculation of basic net income(loss) per
  share..........................................    8,445     7,440     7,356     7,301      7,251
                                                   =======   =======   =======   =======   ========
Weighted average number of shares used for
  calculation of diluted net income(loss) per
  share..........................................    8,445     7,440     7,356     7,301      7,251
                                                   =======   =======   =======   =======   ========

                                                                     DECEMBER 31,
                                                   ------------------------------------------------
                                                    2001      2000      1999      1998       1997
                                                   -------   -------   -------   -------   --------
                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and short-term investments..................  $ 3,264   $ 2,062   $ 6,242   $ 6,532   $ 11,317
Working capital..................................    3,031       550     5,118     3,802      6,983
Total assets.....................................    3,328     5,442    11,466    12,142     14,936
Total stockholders' equity.......................  $ 3,031   $   485   $ 5,113   $ 3,740   $  6,866

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company believes that its Clinical Outcomes Division experienced material negative impact as a result of two key environmental factors, including: reductions in expenditures by hospitals stemming from the Balanced Budget Act's tightening of Medicare reimbursement; and a significant change in the buying patterns of large healthcare systems, with these buyers now preferring to do business with large companies offering integrated information system solutions, thus making substantial business expansion more difficult for small best-of-breed vendors like the Company's Clinical Outcomes Division. Additionally, the Company believes that, while a market for its Clinical Outcomes Division products and services exists, that market, and the business model required to address it are better and more profitably served by an organization engaged in a broader approach to the same market. Such an organization would allow for a sharing of corporate infrastructure, sales and marketing costs, development and support costs, and market knowledge across a wider array of products and services. As a consequence of this analysis, in September of 2000, the Company announced that it had engaged Allen & Company Incorporated to explore its strategic options, including sale of the Company. The Company also announced that it had initiated a restructuring plan designed to manage cost and conserve cash, which plan resulted in a net reduction in total employees from 69 at the end of 1999 to 24 by July 3, 2001.

     During February 2001, the Company announced that it had entered into a nonbinding letter of intent for Cerner Corporation to acquire certain assets of the Company. The Company signed an agreement for the sale of assets to Cerner Corporation on April 7, 2001, subject to shareholder vote, which was obtained by the Company on June 11, 2001. On July 3, 2001, the Company concluded the sale of its Clinical Outcomes Division, which accounted for substantially all of the Company's assets, to Cerner Corporation. In connection with the sale, the Company received approximately $3.7 million in cash and changed its name from APACHE Medical Systems, Inc. to Aros Corporation. In June of 2001, the Company began accounting for the Clinical Outcomes Division as a discontinued operation. Prior financial statements have been restated to reflect the discontinued operations for all periods presented.

     On March 21, 2001, the Company acquired MetaContent, Inc., a Delaware corporation engaged in the business of providing consulting services in the clinical content and medical coding areas to the healthcare industry, whereby MetaContent, Inc. became a wholly owned subsidiary. The Company exchanged one million shares of its common stock and warrants to purchase one million shares of the Company's common stock at $0.50 per share for all of the outstanding shares of MetaContent for a purchase price of $611,000. The Company's Chairman and its financial advisor were two of the several owners of MetaContent and received 32.5% and 28% respectively, of the purchase price. MetaContent became the foundation for the Company's MetaContent and Coding Division, as part of a strategy to enter the medical coding business. On November 23, 2001, a founder and the sole employee of MetaContent, Inc. resigned employment with the Company. As a result, the Company has discontinued all operations under the MetaContent and Coding Division. The MetaContent and Coding Division has been accounted for as a discontinued operation in the 2001 financial statements.

     Since the sale of assets to Cerner Corporation was completed on July 3, 2001, the Company continues to evaluate how best to utilize its remaining assets. The alternatives under consideration include moving the Company from its historical focus on clinical information systems to other areas involved with healthcare technology, administration and clinical applications. In addition, the Company will evaluate any opportunity for a business combination that will maximize the stockholders' investment, which may include combinations with companies outside of the Company's traditional market. The Company has not precluded, if no suitable alternatives are found, the possibility of dissolution of the Company and distribution of net assets to its shareholders. The Company has been advised that in order to avoid being deemed an "investment company" it must either engage in an operating business, either through the purchase or development of, or investment in an operating business, or it must dissolve and distribute its net assets to its shareholders within one year from the date of sale of substantially all of its assets to Cerner Corporation on July 3, 2001.

RESULTS OF OPERATIONS

2001 COMPARED TO 2000

     General and Administrative. General and administrative expenses decreased 55% to $2.7 million from $5.9 million in the prior year period. This decrease was due to a reduction in overall salaries and related personnel costs, as well as an overall reduction in general and administrative expenses due to the sale of the Clinical Outcomes Division to Cerner Corporation on July 3, 2001.

     Restructuring. Restructuring charges decreased from $1.4 million in 2000 to $24,000 in 2001. As a result of the sale of assets to Cerner Corporation on July 3, 2001, the Company restated its financial results attributable to the Clinical Outcomes Division as discontinued operations. This restatement resulted in $1.1 million of the restructuring charge recorded in 2000 being reclassified to discontinued operations. During the second quarter of 2001, we recognized additional restructuring charges of $162,000 related to the termination of a Company officer. We recognized reductions in restructuring charges of $138,000 as a result of sub-leasing part of our corporate office. The net result was an additional $24,000 in restructuring charges. The following table summarizes the activity in 2001 related to the restructuring accrual:

                                                        BALANCE                               BALANCE
                                                       JANUARY 1,   ADDITIONAL              DECEMBER 31,
                                                          2001       CHARGES     PAYMENTS       2001
                                                       ----------   ----------   --------   ------------
                                                                        (IN THOUSANDS)
Severance costs......................................     $300        $ 162       $(462)        $ --
Excess rent..........................................      295         (138)       (157)          --
                                                          ----        -----       -----         ----
  Total..............................................     $595(a)     $  24       $(619)        $ --
                                                          ====        =====       =====         ====

---------------

(a) $274,000 of the $595,000 restructuring accrual was reclassified to liabilities from discontinued operations in 2001.

     Other Income (Expense). Other income for 2001 decreased 50% to $107,000 from $216,000 in the prior year period. This decrease was attributed to a decrease in interest income related to changing the investment strategy from higher yielding short-term investments to lower yielding cash equivalents as well as the overall decrease in interest rates in 2001 as compared to 2000.

     Income from Discontinued Operations. Income from discontinued operations increased 9% to $1.3 million in 2001 from $1.2 million in the prior year period. This increase was due to several factors, including (1) a decrease in revenues generated by the Clinical Outcomes Division of $4.3 million from $6.7 million in 2000 to $2.4 million in 2001. This was due to the Clinical Outcomes Division being discontinued in the first half of 2001 and the majority of the division's assets being sold in 2001. (2) Costs of sales related to the Clinical Outcomes Division decreased $1.8 million from $2.8 million in 2000 to $1 million in 2001 due to the decrease in revenues. (3) Revenue from the MetaContent Content and Coding Division increased $189,000 from $0 in 2000 to $189,000 in 2001. This division was acquired and discontinued in 2001. (4) Other expenses included in income from discontinued operations, including research & development, depreciation and restructuring decreased $2.2 million in 2000 to $350,000 in 2001.

     Gain from Sale of Discontinued Operations. The gain from the sale of discontinued operations increased to $3.7 million in 2001 from $0 in the prior year period. This increase was due to the sale of the Company's APACHE Clinical Outcomes Division, which accounted for substantially all of the Company's assets, to Cerner Corporation on July 3, 2001.

     Loss on Abandonment. The loss on abandonment increased to $433,000 in 2001 from $0 in the prior year period. This increase was due to the fact that on November 23, 2001, a founder and the sole employee of MetaContent, Inc. resigned employment with the Company. The Company has discontinued all operations under the MetaContent Content and Coding Division. The abandonment loss represents the write off of goodwill from the MetaContent acquisition which management has determined was impaired by the decision to discontinue this business.

2000 COMPARED TO 1999

     General and Administrative. General and administrative expenses for 2000 decreased 6% to $5.9 million from $6.3 million in the prior year period. This decrease was due to reduction in personnel, travel, phone, and office supplies in 2000.

     Restructuring. During the third and fourth quarters of 2000, the Company recognized restructuring charges of $1.4 million primarily related to the Company's decision to revise its business strategy. The Company decided to focus on the development and selling of its Internet based products and no longer pursue the development and selling of certain products and strategic consulting services. As a result, the Company wrote-off the unamortized development costs and intangible assets associated with those products and its purchase of Health Research Network. In addition, the Company eliminated approximately 30 positions and took steps to downsize its corporate office. The revenue related to these discontinued products and the costs related to the eliminated positions and excess office rent was $2.1 million and $2.9 million, respectively, for the year ended December 31, 2000. As a result of the sale of assets to Cerner Corporation on July 3, 2001, the Company restated its financial statements to account for the Clinical Outcomes Division as discontinued operations. This restatement resulted in $1.1 million of the restructuring charge being reclassified to discontinued operations.

     The following table summarizes the activity in 2000 related to the restructuring accrual:

                                                                                            BALANCE
                                                  RESTRUCTURING                           DECEMBER 31,
                                                     CHARGES      WRITE-OFFS   PAYMENTS       2000
                                                  -------------   ----------   --------   ------------
                                                                     (IN THOUSANDS)
Severance costs.................................     $  411         $  --       $(111)       $  300
Development costs write-off.....................        423          (423)         --            --
Intangibles write-off...........................        260          (260)         --            --
Excess rent.....................................        295            --          --           295
                                                     ------         -----       -----        ------
  Total.........................................     $1,389         $(683)      $(111)       $  595(a)
                                                     ======         =====       =====        ======

---------------

(a) $274,000 of the $595,000 restructuring accrual was reclassified to liabilities from discontinued operations in 2001.

     Other Income (Expense). Other income for 2000 decreased 33% to $216,000 from $321,000 for 1999. This decrease was attributed to a decrease in interest income related to a decrease in short-term investments.

     Income from Discontinued Operations. Income from discontinued operations decreased 84% to $1.2 million in 2000 from $7.3 million in 1999. This decrease was due to a decrease in revenue from discontinued operations of $5.4 million and an increase in costs from discontinued operations of $783,000. Decreased revenue was primarily due to decrease in sales to new customers and the impact of one-time sales to existing customers in 1999. The increase in costs was primarily due to restructuring costs. There was no income tax benefit or expense associated with the discontinued operations due to the Company's net operating loss carryforward position.

QUARTERLY RESULTS

     The following table sets forth certain unaudited quarterly financial data for fiscal 2001 and 2000. In the opinion of the Company's management, this unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The amounts presented below have been adjusted from previously reported amounts to reflect the Clinical Outcomes Division and MetaContent Content and Coding

Division as discontinued operations. The operating results for any quarter are not necessarily indicative of results for any future period:

                                                    FISCAL YEAR 2001                      FISCAL YEAR 2000
                                           ----------------------------------   -------------------------------------
                                             Q1        Q2       Q3       Q4       Q1        Q2        Q3        Q4
                                           -------   ------   ------   ------   -------   -------   -------   -------
Revenue..................................  $    --   $   --   $   --   $   --   $    --   $    --   $    --   $    --
Expenses:
    General and administrative...........    1,195      751      439      303     1,127     1,219     1,545     2,021
    Restructuring charge.................       --       24       --       --        --        --        --       276
                                           -------   ------   ------   ------   -------   -------   -------   -------
        Total expenses...................    1,195      775      439      303     1,127     1,219     1,545     2,297
                                           -------   ------   ------   ------   -------   -------   -------   -------
        Total other income (expense).....       26       35       32       14        76        64        34        42
(Loss) from continuing operations........   (1,169)    (740)    (407)    (289)   (1,051)   (1,155)   (1,511)   (2,255)
                                           -------   ------   ------   ------   -------   -------   -------   -------
Discontinued operations
  Income from discontinued operations....      644      635        5        2       276       456       125       322
  Gain from sale of discontinued
    operations...........................       --       --    3,265      399        --        --        --        --
  Loss on abandonment....................       --       --       --     (433)       --        --        --        --
                                           -------   ------   ------   ------   -------   -------   -------   -------
Net income (loss)........................  $  (525)  $ (105)  $2,863   $ (321)  $  (775)  $  (699)  $(1,386)  $(1,933)
                                           =======   ======   ======   ======   =======   =======   =======   =======
Basic and diluted net income (loss) per
  share
    Continuing operations................  $ (0.15)  $(0.08)  $(0.05)  $(0.04)  $ (0.14)  $ (0.16)  $ (0.20)  $ (0.30)
    Discontinued operations..............  $  0.08   $ 0.07   $ 0.38   $(0.00)  $  0.04   $  0.06   $  0.01   $  0.04
                                           -------   ------   ------   ------   -------   -------   -------   -------
Earnings per share.......................  $ (0.07)  $(0.01)  $ 0.33   $(0.04)  $ (0.10)  $ (0.10)  $ (0.19)  $ (0.26)
                                           =======   ======   ======   ======   =======   =======   =======   =======
Weighted average number of shares used
  for calculation of basic net
  income(loss) per share.................    7,734    8,592    8,717    8,443     7,398     7,441     7,456     7,464
                                           =======   ======   ======   ======   =======   =======   =======   =======
Weighted average number of shares used
  for calculation of diluted net
  income(loss) per share.................    7,734    8,592    8,717    8,443     7,398     7,441     7,456     7,464
                                           =======   ======   ======   ======   =======   =======   =======   =======

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company has cash and cash equivalents of $3.3 million representing an increase of $1.2 million from the total $2.1 million at December 31, 2000.

     During 2001, the Company's operating activities used approximately $2.6 million in cash. Cash used by operating activities in 2001 was composed primarily of the loss from continuing operations and payment of restructuring costs.

     The Company's investing activities provided cash of approximately $4.5 million in 2001. Cash acquired from investing activities was mainly from the proceeds from the sale of the Clinical Outcomes Division.

     There was no cash effect from financing activities during 2001.

     During 2001, the Company made no capital expenditures. As of December 31, 2001, the Company had a net working capital of $3 million including cash and cash equivalents in the amount of $3.3 million.

     The Company anticipates that its cash and cash equivalents will be sufficient to meet its planned ongoing operating and working capital requirements for the next twelve months. Through December 31, 2001, the Company has incurred cumulative net operating losses of approximately $43.6 million.

     Our Clinical Outcomes Division, which included substantially all of our assets, provided clinically based decision support information systems, research and consulting services to the healthcare industry. On July 3, 2001, we sold our Clinical Outcomes Division for cash to Cerner Corporation. Proceeds from the sale of assets have been invested in money market and other cash accounts.

     Since the sale of assets to Cerner Corporation was completed on July 3, 2001, the Company continues to evaluate how best to utilize its remaining assets. The alternatives under consideration include moving the Company from its historical focus on clinical information systems to other areas involved with healthcare technology, administration and clinical applications. In addition, the Company will evaluate any opportunity for a business combination that will maximize the stockholders' investment, which may include combinations with companies outside of the Company's traditional market. The Company has not precluded, if no suitable alternatives are found, the possibility of dissolution of the Company and distribution of net assets to its shareholders. The Company has been advised that in order to avoid being deemed an "investment company" it must either engage in an operating business, either through the purchase or development of, or investment in an operating business, or it must dissolve and distribute its net assets to its shareholders within one year from the date of sale of substantially all of its assets to Cerner Corporation on July 3, 2001. There can be no assurance that we will find a suitable new business focus, and if so, that we will be profitable in the future or that present capital will be sufficient to fund our ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms we find acceptable.

     The Company does not believe the impact of inflation has significantly affected the Company's operations.

CRITICAL ACCOUNTING POLICIES

     The Company's accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements. As disclosed in Note 2 of Notes to Consolidated Financial Statements, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of the Company's financial statements related to its continuing operations include estimates associated with its pension plan, income tax valuation allowance and the identification of any contingent liabilities. The most significant accounting estimates related to the discontinued operations include determination of contract completion for purposes of revenue recognition, recoverability of capitalized software costs, recoverability of goodwill and the collectibility of accounts receivable. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some cases, actuarial techniques. The Company constantly re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Historically, actual results have not significantly deviated from those determined using the estimates described above.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

     Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2002 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

     Important factors that could cause actual results to differ materially include but are not limited to our having sufficient sales and timely collections to meet cash requirements and achieve profitability, our ability to correctly estimate and address our Year 2002 costs and liabilities, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the success of our strategy to concentrate our new product offerings associated with our limited operating history in the medical coding business, our ability to obtain additional working capital, risks inherent in our acquisition strategy, our ability to compete in the competitive and rapidly evolving healthcare information technology industry, the success of our marketing and consulting efforts, the occurrence of certain operating hazards and uninsured risks, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, our ability to comply with and adopt products and services to potential regulatory changes, the impact of governmental regulations, changes in technology, marketing risks and one time events on our business and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

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

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain financial market risks, the most predominate being fluctuations in interest rates; however, the Company does not believe that it is currently exposed to material financial market risks. The Company maintains all of its cash and cash equivalents with one financial institution, which, at times, may exceed federally insured amounts.

     Proceeds from the sale of assets have been invested in money market and other cash accounts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Auditors, Ernst & Young LLP...........   11
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................   12
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................   13
Consolidated Statements of Changes in Stockholders' Equity
  for the Years Ended December 31, 2001, 2000 and 1999......   14
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................   15
Notes to Consolidated Financial Statements..................   16
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for the
     Years Ended December 31, 2001, 2000 and 1999...........   27

     All other financial statement schedules have been omitted because they are not applicable or because the required information is otherwise furnished.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Aros Corporation

     We have audited the accompanying consolidated balance sheets of Aros Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Aros Corporation, at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 7, 2002

                                AROS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2001          2000          1999
                                                              ----------    ----------    ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenue:....................................................   $    --       $    --       $    --
Expenses:
     General and administrative.............................     2,688         5,912         6,304
     Restructuring charge...................................        24           276            --
                                                               -------       -------       -------
          Total expenses....................................     2,712         6,188         6,304
                                                               -------       -------       -------
Other income (expense):
     Interest income........................................       107           216           321
                                                               -------       -------       -------
          Total other income (expense)......................       107           216           321
                                                               -------       -------       -------
Loss from continuing operations.............................    (2,605)       (5,972)       (5,983)
Discontinued operations:
     Income from discontinued operations....................     1,286         1,179         7,334
     Gain from sale of discontinued operations..............     3,664            --            --
     Loss on abandonment....................................      (433)           --            --
                                                               -------       -------       -------
                                                                 4,517         1,179         7,334
                                                               -------       -------       -------
Net income (loss)...........................................   $ 1,912       $(4,793)      $ 1,351
                                                               =======       =======       =======
Basic and diluted net income (loss) per share
     Continuing operations..................................   $ (0.30)      $ (0.80)      $ (0.82)
     Discontinued operations................................   $  0.53       $  0.16       $  1.00
                                                               -------       -------       -------
Net income (loss) per share.................................   $  0.23       $ (0.64)      $  0.18
                                                               =======       =======       =======
Weighted average number of shares used for calculation of
  basic net income (loss) per share.........................     8,445         7,440         7,356
                                                               =======       =======       =======
Weighted average number of shares used for calculation of
  diluted net income (loss) per share.......................     8,445         7,440         7,356
                                                               =======       =======       =======

          See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  3,264   $  1,420
Short-term investments......................................        --        642
Prepaid expenses and other..................................        49         42
Assets from discontinued operations.........................        15      3,338
                                                              --------   --------
     TOTAL CURRENT ASSETS...................................     3,328      5,442
                                                              --------   --------
     TOTAL ASSETS...........................................  $  3,328   $  5,442
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Account payable.............................................  $     30   $     19
Restructuring cost..........................................        --        321
Accrued expenses............................................       144         12
Liabilities from discontinued operations....................       123      4,540
                                                              --------   --------
     TOTAL CURRENT LIABILITIES..............................       297      4,892
                                                              --------   --------
Deferred rent benefit.......................................        --         65
                                                              --------   --------
     TOTAL LIABILITIES......................................       297      4,957
                                                              --------   --------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 30,000,000 authorized shares
  at December 31, 2001 and 2000, 8,985,081 and 7,485,081
  shares issued at December 31, 2001 and 2000, respectively;
  8,966,966 and 7,466,966 shares outstanding at December 31,
  2001 and 2000, respectively...............................        90         75
Additional capital..........................................    46,608     45,954
Accumulated other comprehensive income......................       (34)         1
Accumulated deficit.........................................   (43,633)   (45,545)
                                                              --------   --------
     TOTAL STOCKHOLDERS' EQUITY.............................     3,031        485
                                                              --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $  3,328   $  5,442
                                                              ========   ========

          See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               ACCUMULATED
                               COMMON STOCK                       OTHER
                            ------------------   ADDITIONAL   COMPREHENSIVE     DEFERRED     ACCUMULATED            COMPREHENSIVE
                             SHARES     AMOUNT    CAPITAL     INCOME (LOSS)   COMPENSATION     DEFICIT     TOTAL    INCOME (LOSS)
                            ---------   ------   ----------   -------------   ------------   -----------   ------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT DECEMBER 31,
  1998....................  7,330,473    $73      $45,770         $ --            $ --        $(42,103)    $3,740      $(3,193)
                                                                                                                       =======
Exercise of common stock
  options.................     12,600     --           12           --              --              --         12           --
Issuance of common stock
  under Employee Stock
  Purchase Plan...........     38,912      1           36           --              --              --         37           --
Unrealized loss on
  available for-sale
  securities..............         --     --           --          (27)             --              --        (27)         (27)
Net income................         --     --           --           --              --           1,351      1,351        1,351
                            ---------    ---      -------         ----            ----        --------     ------      -------
BALANCE AT DECEMBER 31,
  1999....................  7,381,985     74       45,818          (27)             --         (40,752)     5,113      $ 1,324
                                                                                                                       =======
Issuance of common stock
  under Employee Stock
  Purchase Plan...........     26,435     --           23           --              --              --         23           --
Exercise of common stock
  options.................     76,661      1          142           --              --              --        143           --
Treasury stock purchase...    (18,115)    --          (29)          --              --              --        (29)          --
Unrealized gain on
  available for-sale
  securities..............         --     --           --           28              --              --         28           28
Net loss..................         --     --           --           --              --          (4,793)    (4,793)      (4,793)
                            ---------    ---      -------         ----            ----        --------     ------      -------
BALANCE AT DECEMBER 31,
  2000....................  7,466,966     75       45,954            1              --         (45,545)       485      $(4,765)
                                                                                                                       =======
Issuance of common
  stock...................  1,000,000     10          320           --              --              --        330           --
Issuance of warrants......         --     --          240           --              --              --        240           --
Issuance of common stock
  options.................         --     --           21           --              --              --         21           --
Issuance of restricted
  common shares...........    500,000      5           73           --             (78)             --         --           --
Deferred compensation
  expense.................         --     --           --           --              78              --         78           --
Unrealized loss...........         --     --           --           (1)             --              --         (1)          (1)
Minimum pension
  liability...............         --     --           --          (34)             --              --        (34)         (34)
Net income................         --     --           --           --              --           1,912      1,912        1,912
                            ---------    ---      -------         ----            ----        --------     ------      -------
BALANCE AT DECEMBER 31,
  2001....................  8,966,966    $90      $46,608         $(34)           $ --        $(43,633)    $3,031      $ 1,877
                            =========    ===      =======         ====            ====        ========     ======      =======

          See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
     Loss from continuing operations........................  $(2,605)  $(5,972)  $(5,983)
     Adjustments to reconcile loss from continuing
       operations to net cash used in operating activities:
          Depreciation and amortization.....................       --        --        --
          Stock compensation expense........................       99        --        --
          Changes in operating assets and liabilities:
               Prepaid expenses and other...................       (7)      145       158
               Accounts payable.............................       11        19        --
               Restructuring cost...........................     (321)      321        --
               Accrued expenses.............................       74        12        --
               Deferred rent benefit........................      (65)       60       (57)
  Income from discontinued operations.......................    4,517     1,179     7,334
          Gain from sale of discontinued operations.........   (3,664)       --        --
          Loss on abandonment...............................      433        --        --
          Liabilities from discontinued operations..........   (4,451)   (1,808)   (1,992)
          Assets from discontinued operations...............    3,363     1,699       228
                                                              -------   -------   -------
          NET CASH USED IN OPERATING ACTIVITIES.............   (2,616)   (4,345)     (312)
CASH FLOWS FROM INVESTING ACTIVITIES
     Cash assumed in acquisition............................      128        --        --
     Redemption (purchase) of short-term investments........      641       434       (75)
     Proceeds from sale of assets...........................    3,691        --        --
                                                              -------   -------   -------
          NET CASH PROVIDED BY (USED IN) INVESTING
            ACTIVITIES......................................    4,460       434       (75)
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock upon exercise of
       options..............................................       --       143        12
     Proceeds from issuance of stock under employee stock
       purchase plan........................................       --        23        37
     Purchase of treasury stock.............................       --       (29)       --
                                                              -------   -------   -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES.........       --       137        49
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS.........    1,844    (3,774)     (338)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............    1,420     5,194     5,532
                                                              -------   -------   -------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $ 3,264   $ 1,420   $ 5,194
                                                              =======   =======   =======

          See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

(1)  NATURE OF THE BUSINESS

     Aros Corporation ("Aros" or the "Company"), a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. on September 1, 1987. The Company was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services through two operating divisions: the APACHE Clinical Outcomes Division and the MetaContent Content and Coding Division.

     The Clinical Outcomes Division provided clinically based decision support information systems, research and consulting services to the healthcare industry. On July 3, 2001, the Company sold the Clinical Outcomes Division, which accounted for substantially all of the Company's assets, for $3.7 million in cash to Cerner Corporation and changed the Company name from APACHE Medical Systems, Inc. to Aros Corporation. The Clinical Outcomes Division has been accounted for as discontinued operations and the financial statements have been reclassified accordingly. As a result, the Company's fixed assets, operating and capital leases and capitalized software costs were sold or have been classified as discontinued operations.

     The MetaContent Content and Coding Division provided consulting services in the clinical content and medical coding areas. MetaContent, Inc. ("MetaContent"), a company that developed and marketed data management solutions for healthcare providers, was acquired on March 19, 2001 as part of a strategy to enter the medical coding business, whereby MetaContent became the Company's wholly owned subsidiary. The Company exchanged one million shares of common stock and warrants to purchase one million shares of common stock at $0.50 per share for all of the outstanding shares of MetaContent. The total purchase price of $611,000, comprised of $570,000 common stock and warrants and $41,000 in costs associated with the purchase. The chairman of the Company's Board of Directors and a financial advisor received, for their interests in MetaContent, 32.5% and 28%, respectively, of the common stock and warrant consideration component of the purchase price. The acquisition was accounted for using the purchase method of accounting, resulting in net assets assumed of $111,000 and goodwill totaling $500,000. Results of operations of MetaContent are included in the accompanying financial statements beginning on the date of acquisition. On November 23, 2001, a founder and the sole employee of MetaContent, Inc. resigned. As a result, the Company has elected to discontinue all operations under the MetaContent Content and Coding Division, has written off the remaining net goodwill of $432,642 associated with the acquisition of MetaContent as an asset impairment and the results have been classified as discontinued operations.

     Summary operating results of discontinued operations are as follows:

                                                   APACHE CLINICAL         METACONTENT CONTENT AND
                                                  OUTCOMES DIVISION            CODING DIVISION
                                               YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                              -------------------------    -----------------------
                                               2001     2000     1999      2001     2000     1999
                                               ----     ----     ----      ----     ----     ----
Revenue.....................................  $2,355   $6,660   $12,023    $189      $--      $--
Costs and expenses..........................   1,195    5,481     4,689      63      --       --
                                              ------   ------   -------    ----      --       --
Net income from discontinued operations.....  $1,160   $1,179   $ 7,334    $126      $--      $--
                                              ======   ======   =======    ====      ==       ==

     Liabilities related to discontinued operations of $123,000 at December 31, 2001 consist of liabilities to be held that were part of the APACHE Clinical Outcomes Division not purchased by Cerner. These liabilities are for the pension plan liability of the discontinued business.

     The assets from discontinued operations of $15,000 at December 31, 2001 include assets to be held of which $13,000 was a part of the APACHE Clinical Outcomes Division not purchased by Cerner and $2,000

                                AROS CORPORATION
were a part of the MetaContent Content and Coding Division. These assets to be held are accounts receivable related to the discontinued businesses.

     Revenues and net income from discontinued operations for Clinical Outcomes Division from the measurement date, June 11, 2001 to December 31, 2001 were $116,000 and $109,000, respectively. Revenues and net income from discontinued operations for MetaContent Content and Coding Division from the measurement date, November 23, 2001 to December 31, 2001 were $0 and $0, respectively.

     Since the sale of assets to Cerner Corporation was completed on July 3, 2001, the Company continues to evaluate how best to utilize its remaining assets. The alternatives under consideration include moving the Company from its historical focus on clinical information systems to areas such as biotechnology, bio-informatics, medical coding or other healthcare related activities. In addition, the Company has not precluded, if no suitable alternatives are found, the possibility of dissolution of the Company and distribution of net assets to its shareholders.

     Through December 31, 2001, the Company has incurred cumulative net operating losses of approximately $43.6 million. There can be no assurance that a suitable new business focus will be found, and if one is found, that the Company will be profitable in the future or that present capital will be sufficient to fund ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on acceptable terms.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Use of Estimates

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2001, cash equivalents consisted of money market instruments. Cash equivalents are carried at lower of cost or market. The Company maintains all of its cash and cash equivalents at one financial institution, which, at times, may exceed federally insured amounts.

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

Employee Stock Options

     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25"), using the intrinsic value

                                AROS CORPORATION
method. Stock-based compensation related to options granted to non-employees is accounted for using the fair value method in accordance with the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, ("SFAS 123").

Reclassification

     Certain amounts have been reclassified from prior years to conform to the current year presentation.

Policies Related to Discontinued Operations

     The following accounting policies were followed for the discontinued operations of the APACHE Clinical Outcomes Division and MetaContent Content and Coding Division prior to their disposition.

Revenue Recognition

     Revenues for sales of systems and products were recognized at delivery. For systems where services were critical to the functionality of the system, revenue was recognized using contract accounting. Systems support fees were recognized ratably over the period of performance. Professional services revenue was recognized as these services were provided and was generally billed on a time and material basis. Professional services did not involve significant customization, modification or production of the licensed software. Amounts received prior to the performance of service or completions of a milestone were deferred. Revenue recognized for work performed for which billings had not been presented to customers was recorded as unbilled.

Cost of Operations

     Cost of operations consisted primarily of personnel costs, costs of media, production manuals, telephone support, third party equipment, licenses, software and other direct costs related to providing systems, support, and professional services.

Furniture and Equipment

     Furniture and equipment are stated at cost. All furniture and equipment is included in assets from discontinued operations at December 31, 2000. There is no furniture and equipment at December 31, 2001. Depreciation and amortization was calculated on the straight-line basis over the estimated useful lives of the assets ranging from 3 to 7 years. Depreciation and amortization expense included in discontinued operations was $145,000, $365,000 and $518,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

Software Capitalization

     The Company accounted for software development costs in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalized certain software development costs subsequent to the establishment of technological feasibility of its products. Technological feasibility was established generally upon completion of a working model of a product. Costs incurred prior to technological feasibility were expensed. Research and development expenses included in discontinued operations were $87,000, $659,000 and $701,000 for the years ended December 31, 2001, 2000 and
1999 respectively. Amortization of capitalized costs began when products were available for general release to customers and was computed on a product-by-product basis in the amount which is the greater of (a) the ratio that current revenues bore to the total of the current and future anticipated revenues, or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years. Such costs are reflected in discontinued operations.

                                AROS CORPORATION

     The Company capitalized approximately $275,000, $593,000, and $501,000 in software development costs during 2001, 2000, and 1998, respectively. Amortization of software development costs included in discontinued operations approximated $117,000, $378,000, and $196,000, in 2001, 2000, and 1999,
respectively. In the fourth quarter of 2000, the Company wrote-off, as part of its restructuring charge included in discontinued operations, $423,000 of capitalized software development costs related to certain non-Internet products.

OTHER

     Interest expense included in discontinued operations was $9,000, $39,000, and $30,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

(3)  RESTRUCTURING

     During the third and fourth quarters of 2000, the Company recognized restructuring charges of $1.4 million primarily related to the Company's decision to revise its business strategy. The Company decided to focus on the development and selling of its Internet based products and no longer pursue the development and selling of certain products and strategic consulting services. As a result, the Company wrote-off the unamortized development costs and intangible assets associated with those products and its purchase of Health Research Network. In addition, the Company eliminated approximately 30 positions and took steps to downsize its corporate office. The revenue related to these discontinued products and the costs related to the eliminated positions and excess office rent was $2.1 million and $2.9 million, respectively, for the year ended December 31, 2000. As a result of the sale of assets to Cerner Corporation on July 3, 2001, the Company restated its financial results attributable to the APACHE Clinical Outcomes Division as discontinued operations. This restatement resulted in the Company reclassifying $1.1 million of the restructuring charge to discontinued operations.

     The following table summarizes the activity in 2000 related to the restructuring accrual:

                                                                                    BALANCE
                                          RESTRUCTURING                           DECEMBER 31,
                                             CHARGE       WRITE-OFFS   PAYMENTS       2000
                                          -------------   ----------   --------   ------------
                                                             (IN THOUSANDS)
Severance costs.........................     $  411         $  --       $(111)        $300
Development costs write-off.............        423          (423)         --           --
Intangibles write-off...................        260          (260)         --           --
Excess rent.............................        295            --          --          295
                                             ------         -----       -----         ----
          Total.........................     $1,389         $(683)      $(111)        $595(a)
                                             ======         =====       =====         ====

---------------

(a) $274,000 of the $595,000 restructuring accrual was reclassified to discontinued operations in 2001.

     The following table summarizes the activity in 2001 related to the restructuring accrual:

                                             BALANCE                               BALANCE
                                            JANUARY 1,   ADDITIONAL              DECEMBER 31,
                                               2001       CHARGES     PAYMENTS       2001
                                            ----------   ----------   --------   ------------
                                                             (IN THOUSANDS)
Severance costs...........................     $300        $ 162       $(462)         $--
Excess rent...............................      295         (138)       (157)         --
                                               ----        -----       -----          --
          Total...........................     $595(a)     $  24       $(619)         $--
                                               ====        =====       =====          ==

---------------

(a) $274,000 of the $595,000 restructuring accrual was reclassified to discontinued operations in 2001.

                                AROS CORPORATION

(4)  ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                              DECEMBER 31,
                                                              -------------
                                                              2001     2000
                                                              ----     ----
Accrued professional fees...................................  $106      $--
Other accrued expenses......................................    38      12
                                                              ----      --
                                                              $144      $12
                                                              ====      ==

(5)  INCOME TAXES

     The Company had no provision for income taxes in 2001, 2000 or 1999 as a result of its net losses for income tax purposes. The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following (in thousands):

                                                             2001     2000     1999
                                                             -----   -------   -----
Federal tax at 34% statutory rate..........................  $ 650   $(1,630)  $ 459
Permanent items............................................    194         4      10
State taxes, net of federal benefit........................     88      (189)     64
Change in valuation allowance..............................   (932)    1,827    (520)
Other......................................................     --       (12)    (13)
                                                             -----   -------   -----
          Total............................................  $  --   $    --   $  --
                                                             =====   =======   =====

     The approximate tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                                                2001       2000
                                                              --------   --------
Deferred tax liabilities:
     Capitalized software development costs.................  $     --   $   (221)
                                                              --------   --------
     Gross deferred tax liabilities.........................        --       (221)
Deferred tax assets:
     Accrued vacation.......................................        --          6
     Accrued bonuses........................................        --         25
     Allowance for doubtful accounts........................        --         66
     Accrued licensing fees.................................        --          3
     Deferred rent benefit..................................        --         25
     Tax basis of equipment in excess of book value.........        --          6
     Intangible assets......................................        --        874
     Other accruals.........................................        --        460
     Net operating loss carryforwards.......................    15,153     14,841
                                                              --------   --------
Gross deferred tax assets...................................    15,153     16,306
                                                              --------   --------
Net deferred tax assets before valuation allowance..........    15,153     16,085
                                                              --------   --------
Less valuation allowance....................................   (15,153)   (16,085)
                                                              --------   --------
Net deferred tax assets.....................................  $     --   $     --
                                                              ========   ========

                                AROS CORPORATION

     The Company has a net operating loss carryforward for income tax reporting purposes at December 31, 2001, of approximately $39.2 million, which expires beginning in 2003. The Company's ability to use the carryforwards is subject to limitations resulting from changes in ownership, as defined by the Internal Revenue Code. Lack of future earnings, a change in the ownership of the Company, or the application of the alternative minimum tax rules could adversely affect the Company's ability to utilize the net operating loss carryforwards.

(6)  STOCKHOLDERS' EQUITY

Restricted Stock

     During the first quarter of 2001, the Company granted to Gerald E. Bisbee, Jr., Ph.D., the Company's Chairman of the Board, 500,000 shares of restricted stock which fully vest on December 31, 2001. Compensation expense of $78,000 was recognized over the vesting period.

Stock Options

     The Company has an Employee Stock Option Plan (the Plan) that provides up to 2,700,000 options to be issued to employees, and non-employees (other than non-employee directors) of the Company. The Company granted 169,500 options to employees during 2001 and 105,000 options to non-employees during 2001. The exercise prices of the granted options were equal to the fair value of the Company's stock on the date of grant. The Company recognized $21,000 in expense during 2001 related to the options granted to non-employees. All options are subject to forfeiture until vested, and unexercised options expire on the tenth anniversary of the year granted. Vesting is generally over five years. All employee stock options issued by the Company have been granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants. At December 31, 2001, options for 2,333,245 shares were available for grant under the Plan. The Company has reserved 2,700,000 shares of common stock for issuance under the Plan.

     In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), pursuant to which non-employee directors of the Company will be granted an option to purchase 2,500 shares of common stock on January 1, of each calendar year for each year of service. The exercise price of such options shall be at the fair market value of the Company's common stock on the date of grant. Options become fully vested and exercisable on the December 31, immediately following the date on which the option is granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. As of December 31, 2001, 52,500 shares were outstanding under the Director Option Plan. At December 31, 2001 options for 17,500 shares were available for grant under the Director Option Plan. The Company has reserved 70,000 shares of common stock for issuance under the Director Option Plan.

     In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan) that provides up to 500,000 options to be issued to the Directors of the Company as amended. The exercise price of such options shall not be less than the fair market value of the Company's common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 2001, options for 292,000 shares were outstanding under the Director Supplemental Option Plan. At December 31, 2001, options for 208,000 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 500,000 shares of common stock for issuance under the Director Supplemental Option Plan.

                                AROS CORPORATION

     The following is a summary of the Company's option transactions for the years ending December 31, 2001, 2000 and 1999:

                                                                        WEIGHTED AVERAGE
                                                             SHARES      EXERCISE PRICE
                                                           ----------   ----------------
Outstanding, December 31, 1998...........................   2,424,678        $3.11
     Granted.............................................     687,100         1.03
     Forfeited...........................................    (105,230)        1.70
     Exercised...........................................     (12,600)         .94
                                                           ----------        -----
Outstanding, December 31, 1999...........................   2,993,948        $2.62
     Granted.............................................     221,700         1.24
     Forfeited...........................................  (1,657,689)        1.42
     Exercised...........................................     (76,661)        1.84
                                                           ----------        -----
Outstanding, December 31, 2000...........................   1,481,298        $3.81
     Granted.............................................     429,500          .20
     Forfeited...........................................    (764,530)        1.10
     Exercised...........................................          --           --
                                                           ----------        -----
Outstanding, December 31, 2001...........................   1,146,268        $4.26
                                                           ==========        =====

     The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                          -------------------------              ----------------------
                                                          AVERAGE     WEIGHTED                 WEIGHTED
                                                         REMAINING    AVERAGE                  AVERAGE
                                            NUMBER      CONTRACTUAL   EXERCISE     NUMBER      EXERCISE
        RANGE OF EXERCISE PRICES          OUTSTANDING      LIFE        PRICE     EXERCISABLE    PRICE
        ------------------------          -----------   -----------   --------   -----------   --------
$0.00 -- $ 0.99.........................     352,733       6.70        $ 0.32       307,733     $ 0.35
$1.00 -- $ 1.99.........................     193,000       1.90        $ 1.43       193,000     $ 1.43
$2.00 -- $ 5.99.........................     215,674       1.10        $ 3.53       215,674     $ 3.53
$6.00 -- $ 8.99.........................     236,084       4.60        $ 7.91       236,084     $ 7.91
$9.00 -- $13.00.........................     148,777       4.20        $12.57       148,777     $12.57
                                           ---------                              ---------
                                           1,146,268                              1,101,268
                                           =========                              =========

     The Company applies APB 25 in accounting for its stock based compensation plans. Compensation expense recognized in the statements of operations for stock-based compensation was $99,000, $0 and $0 for years ended December 31, 2001, 2000 and 1999, respectively. Had the Company determined compensation cost based on the fair value at the grant date for these plans under SFAS 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2001     2000      1999
                                                              ------   -------   ------
                                                                (IN THOUSANDS EXCEPT
                                                                   PER SHARE DATA)
Net income (loss)
     As reported............................................  $1,912   $(4,793)  $1,351
     Pro forma..............................................   1,477    (5,728)     667
Net income (loss) per share
     As reported............................................  $ 0.23   $  (.64)  $  .18
     Pro forma..............................................    0.17      (.77)     .09

                                AROS CORPORATION

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: January 1, 2001 through December 31, 2001 -- expected dividend yield of 0%, risk free interest rate of 4.58%, expected volatility factor of 124.54% and an expected life of 5 years; January 1, 2000 through December 31, 2000 -- expected dividend yield of 0%, risk-free interest rate of 5.5%, expected volatility factor of 124.54%, and an expected life of 6 years; January 1, 1999 through December 31, 1999 -- expected dividend yield of 0%, risk-free interest rate of 5.86%, expected volatility factor of 202.34%, and an expected life of 6 years.

     The effect of applying SFAS 123 on 2001, 2000, 1999 pro forma net income
(loss) as stated above is not necessarily indicative of the effects in reported net income (loss) for future years due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

Stock Warrants

     In connection with the purchase of MetaContent, the Company exchanged one million shares of its common stock and warrants to purchase one million shares of the Company's common stock at $0.50 per share for all of the outstanding shares of MetaContent. A value of $240,000 was ascribed to the warrants. The warrants expire March 19, 2011.

Employee Stock Purchase Plan

     Effective May 1, 1996, the Company adopted an Employee Stock Purchase Plan (the Purchase Plan). A total of 210,000 shares of common stock are available for purchase under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 8% of an employee's base compensation, including commissions, bonuses and overtime, at a price equal to 85% of the fair market value of the common stock at the beginning of each offering period or the end of a three month purchase period, whichever is lower. The Board of Directors has the authority to amend or terminate the Purchase Plan provided no such action may adversely affect the rights of any participant.

     The Employee Stock Purchase Plan was terminated on December 31, 2001.

(7)  OTHER COMPREHENSIVE INCOME

     The accumulated balances in other comprehensive income at December 31 follow (in thousands):

                                                              2001    2000
                                                              ----    ----
Unrealized gain on available for-sale securities............   $--     $1
Minimum pension liability...................................   34      --
                                                               --      --
                                                               $34     $1
                                                               ==      ==

                                AROS CORPORATION

(8)  EARNINGS (LOSS) PER SHARE (EPS)

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended December 31, 2001, 2000, and 1999 (in thousands, except per share data):

                                                           2001      2000      1999
                                                          -------   -------   -------
Loss from continuing operations available to common
  shareholders..........................................  $(2,581)  $(5,972)  $(5,983)
Income from discontinued operations available to common
  shareholders..........................................    4,493     1,179     7,334
                                                          -------   -------   -------
Net income (loss).......................................  $ 1,912   $(4,793)  $ 1,351
Weighted average shares outstanding.....................    8,445     7,440     7,356
Basic earnings (loss) per share
     Continuing operations..............................  $ (0.30)  $ (0.80)  $ (0.82)
     Discontinued operations............................     0.53      0.16   $  1.00
                                                          -------   -------   -------
                                                          $  0.23   $ (0.64)  $  0.18
                                                          =======   =======   =======
Loss from continuing operations available to common
  shareholders..........................................  $(2,581)  $(5,972)  $(5,983)
Income from discontinued operations available to common
  shareholders..........................................    4,493     1,179     7,334
                                                          -------   -------   -------
Net income (loss).......................................  $ 1,912   $(4,793)  $ 1,351
Weighted average shares outstanding.....................    8,445     7,440     7,356
Effect of dilutive securities:
     Employee stock options.............................       --        --        --
                                                          -------   -------   -------
Adjusted weighted average shares........................    8,445     7,440     7,356
                                                          -------   -------   -------
Diluted earnings (loss) per share.......................  $  0.23   $ (0.64)  $  0.18
                                                          =======   =======   =======

     Options to purchase 1,146,268 and 1,481,298 shares of common stock were outstanding at December 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' weighted average exercise price was greater than the average market price of the common shares and the affect of including such shares would be anti-dilutive to the per share amount.

     The Company has 1,459,722 and 477,205 warrants outstanding at December 31, 2001 and 2000, respectively, that were not included in the computation of diluted EPS because the warrants' weighted average exercise price was greater than the average market price of the common shares and the affect of including such shares would be anti-dilutive to the per share amount.

(9)  EMPLOYEE BENEFIT PLANS

     The Company sponsors a profit sharing plan ("Plan") intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Plan after three months of service. Employees may contribute a portion of their salary to the Plan, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the Plan at the discretion of the Board of Directors, but has made no such contribution to date. Employer contributions generally vest over seven years. As of July 3, 2001, all contributions to the Plan were discontinued. The Company is in the process of terminating the Plan.

     The Company sponsors a defined benefit pension plan ("Pension Plan") covering all former employees of National Health Advisors, a subsidiary of the Company acquired in 1997. The Pension Plan was amended to

                                AROS CORPORATION
freeze benefit accruals and the entry of new participants effective October 31, 1997. The sale of the Company's APACHE Clinical Outcomes Division in 2001 resulted in the termination of all remaining participants in the Pension Plan thereby constituting a further curtailment. During 2001, all unamortized actuarial losses were also recognized and a curtailment gain of $89,765 was recorded.

     The benefits under the Pension Plan are based on final average compensation and are offset by each employee's interest in the Company's profit sharing plan. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes and meets minimum funding standards, using an actuarial cost method and assumptions which are different from those used for financial reporting.

     The Company's pension expense is as follows (in thousands):

                                                              2001     2000    1999
                                                              -----    ----    ----
Service cost................................................  $  --    $ 10    $  9
Interest cost...............................................     14      16      13
Expected return on plan assets..............................    (24)    (19)    (17)
Amortization of prior service costs.........................     --      19      19
Recognized net actuarial loss (gain)........................    (21)    (12)     (9)
Curtailment gain............................................    (81)     --      --
                                                              -----    ----    ----
                                                              $(112)   $ 14    $ 15
                                                              =====    ====    ====

     Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the pension plan's funded status at November 30, the measurement date, and significant assumptions follow (in thousands):

                                                              2001    2000
                                                              -----   -----
CHANGE IN BENEFIT OBLIGATION
  Beginning of the year.....................................  $ 190   $ 211
     Service cost...........................................     --      10
     Interest cost..........................................     14      16
     Plan changes and other.................................
     Curtailment............................................     (8)     --
     Actuarial loss (gain)..................................    143     (47)
                                                              -----   -----
  End of the year...........................................  $ 339   $ 190
                                                              =====   =====
CHANGE IN FAIR VALUE OF ASSETS
  Beginning of the year.....................................  $ 315   $ 254
     Actual return on plan assets...........................   (100)     48
     Employer contributions.................................      2      13
                                                              -----   -----
  End of the year...........................................  $ 217   $ 315
                                                              =====   =====
RECONCILIATION OF FUNDED STATUS
  (Under)/over funded status................................  $(122)  $ 125
  Unrecognized net actuarial loss (gain)....................     --    (327)
                                                              -----   -----
  Accrued pension cost......................................  $(122)  $(202)
                                                              =====   =====
SIGNIFICANT ASSUMPTIONS:
  Discount rate.............................................   6.26%   7.50%
  Expected return on plan assets............................   6.26%   7.50%
  Rate of compensation increase.............................   5.00%   5.00%

                                AROS CORPORATION

(10)  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest was approximately $9,000, $41,000, and $30,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(11)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Financial instruments included in current assets and current liabilities, which include cash and cash equivalents, accounts payable and accrued expenses, approximate fair value.

(12)  SUBSEQUENT EVENTS

     None.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             BALANCE AT    ADDITIONS CHARGED
                                            BEGINNING OF     TO COSTS AND                   BALANCE AT END
               DESCRIPTION                     PERIOD          EXPENSES        DEDUCTIONS     OF PERIOD
               -----------                  ------------   -----------------   ----------   --------------
Allowance for doubtful accounts receivable
     1999.................................    $514,293         $ 91,708         $ 75,311       $530,690
     2000.................................     530,690           86,494          444,272        172,912
     2001.................................     172,912          111,096          284,008             --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors and executive officers of the Company is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning management compensation is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) List of documents filed as part of this report.

        1. The consolidated financial statement required by Part IV, Item 14 is included in Part II, Item 8.

     2. The financial statement schedules required by Part IV, Item 14 are included in Part II, Item 8.

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 2001, Aros did not file any current reports on Form 8-K.

     (c) Exhibits

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1       Agreement and Plan of Merger among the Company, NHA
              Acquisition Corporation, National Health Advisors, Ltd.,
              Scott A. Mason and Donald W. Seymour dated as of June 2,
              1997 (5)
    2.2       Agreement and Plan of Merger among the Company and
              MetaContent, Inc. dated as of March 21, 2001 (15)
    2.3       Asset Purchase Agreement between Cerner Corporation and the
              Company dated as of April 7, 2001 (16)
    2.4       Amendment No. 1 to Asset Purchase Agreement by and between
              Cerner Corporation and the Company dated as of June 11, 2001
              (16)
    3.1       Amended and Restated Certificate of Incorporation (5)
    3.2       Amended and Restated By-Laws (13)
    3.3       Certificate of Amendment to the Certificate of Incorporation
              (19)
    3.4       Rights Agreement between the Company and First Chicago Trust
              Company of New York, dated as of May 6, 1997 (3)
    3.5       APACHE Medical Systems, Inc. Employee Stock Option Plan (5)
    3.6       APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated Effective May 12, 1999 (9)
    3.7       APACHE Medical Systems, Inc. Non-Employee Director Option
              Plan (5)
    3.8       Registration Agreement between the Company and Certain
              Stockholders, dated December 28, 1995 (2)
    3.9       Form of Warrant Agreement relating to warrants issued in
              1995 (2)
    3.10      Nonqualified Stock Option Agreement between the Company and
              The Cleveland Clinic Foundation, dated August 19, 1994 (2)
    3.11      Registration Agreement between the Company and each of Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated January 7, 1997 (1)
    3.12      Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
              P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
              M.D., dated January 7, 1997 (4)
    3.13      Nonqualified Stock Option Agreement between the Company and
              William A. Knaus, M.D., dated May 29, 1997 (5)
    3.14      Form of Nonqualified Director Stock Option Agreement (6)
    3.15      APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated February 23, 1998, including forms of
              Incentive Stock Option Agreement and Nonqualified Stock
              Option Agreement (6)
    3.16      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              effective May 12, 1999 (9)
    3.17      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              effective January 1, 2000 (3)
    3.18      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              effective December 9, 2000 (13)
    4.1       Specimen Common Stock Certificate (2)
   10.1       Settlement Agreement and General Release by and between
              Cerner Corporation and the Company dated as of November 5,
              2001
   23.1       Consent of Ernst Young LLP (13)

---------------
 (1) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
 (2) Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-04106)
 (3) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)

 (4) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
 (5) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
 (6) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
 (7) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)
 (8) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20805)
 (9) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)
(10) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1999 (File No. 0-20805)
(11) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20805)
(12) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20805)
(13) Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)
(14) Incorporated herein by reference to the Company's Definitive Proxy Statement filed pursuant to Schedule 14A on May 1, 2001 (File No. 0-20805)
(15) Incorporated herein by reference to the Company's Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 0-20805)
(16) Incorporated herein by reference to the Company's Report on Form 8-K dated April 12, 2001 (File No. 0-20805)
(17) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 18, 2001 (File No. 0-20805)
(18) Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed on September 17, 2001 (File No. 0-20805)
(19) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805)
(20) Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 2001 (File No. 000-20805)

      (d) Financial Statement Schedules

      Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 1, 2002.

                                          APACHE MEDICAL SYSTEMS, INC.

                                          By:
                                            /s/ GERALD E. BISBEE, JR., PH.D.
                                            ------------------------------------
                                                   Gerald E. Bisbee, Jr.
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 1, 2002 by the following persons on behalf of the Registrant in the capacities indicated.

                     SIGNATURE                                    CAPACITY
                     ---------                                    --------
         /s/ GERALD E. BISBEE, JR., PH.D.             President, Director and Chairman
---------------------------------------------------     of the Board
           Gerald E. Bisbee, Jr., Ph.D.

               /s/ WILLIAM R. LEWIS                   Director
---------------------------------------------------
                 William R. Lewis

                /s/ ALAN W. BALDWIN                   Director
---------------------------------------------------
                  Alan W. Baldwin

                                AROS CORPORATION

                               BOARD OF DIRECTORS

                          Gerald E. Bisbee, Jr., Ph.D.
                             President, Chairman &
                            Chief Executive Officer
                             ReGen Biologics, Inc.

                                William R. Lewis
                              Financial Consultant

                                Alan W. Baldwin
                            Chief Executive Officer
                                  Alcore Inc.