Form 10-K/A
period 2001-12-31
AROS CORP
filed 2002-05-01
CIK 883697

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-K/A 001


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
                                                               =======       =======       =======


See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS,
                                                              EXCEPT SHARE DATA)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  3,264   $  1,420
Short-term investments......................................        --        642
Prepaid expenses and other..................................        49         42
Assets from discontinued operations.........................        15      3,338
                                                              --------   --------
     TOTAL CURRENT ASSETS...................................     3,328      5,442
                                                              --------   --------
     TOTAL ASSETS...........................................  $  3,328   $  5,442
                                                              ========   ========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Account payable.............................................  $     30   $     19
Restructuring cost..........................................        --        321
Accrued expenses............................................       144         12
Liabilities from discontinued operations....................       123      4,540
                                                              --------   --------
     TOTAL CURRENT LIABILITIES..............................       297      4,892
                                                              --------   --------
Deferred rent benefit.......................................        --         65
                                                              --------   --------
     TOTAL LIABILITIES......................................       297      4,957
                                                              --------   --------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value, 30,000,000 authorized shares
  at December 31, 2001 and 2000, 8,985,081 and 7,485,081
  shares issued at December 31, 2001 and 2000, respectively;
  8,966,966 and 7,466,966 shares outstanding at
  December 31, 2001 and 2000, respectively..................        90         75
Additional capital..........................................    46,608     45,954
Accumulated other comprehensive income......................       (34)         1
Accumulated deficit.........................................   (43,633)   (45,545)
                                                              --------   --------
     TOTAL STOCKHOLDERS' EQUITY.............................     3,031        485
                                                              --------   --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............  $  3,328   $  5,442
                                                              ========   ========


See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999




                                                               ACCUMULATED
                               COMMON STOCK                       OTHER
                            ------------------   ADDITIONAL   COMPREHENSIVE     DEFERRED     ACCUMULATED            COMPREHENSIVE
                             SHARES     AMOUNT    CAPITAL     INCOME (LOSS)   COMPENSATION     DEFICIT     TOTAL    INCOME (LOSS)
                            ---------   ------   ----------   -------------   ------------   -----------   ------   -------------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
BALANCE AT
  DECEMBER 31, 1998.......  7,330,473    $73      $45,770         $ --            $ --        $(42,103)    $3,740      $(3,193)
                                                                                                                       =======
Exercise of common stock
  options.................     12,600     --           12           --              --              --         12           --
Issuance of common stock
  under Employee Stock
  Purchase Plan...........     38,912      1           36           --              --              --         37           --
Unrealized loss on
  available for-sale
  securities..............         --     --           --          (27)             --              --        (27)         (27)
Net income................         --     --           --           --              --           1,351      1,351        1,351
                            ---------    ---      -------         ----            ----        --------     ------      -------
BALANCE AT DECEMBER 31,
  1999....................  7,381,985     74       45,818          (27)             --         (40,752)     5,113      $ 1,324
                                                                                                                       =======
Issuance of common stock
  under Employee Stock
  Purchase Plan...........     26,435     --           23           --              --              --         23           --
Exercise of common stock
  options.................     76,661      1          142           --              --              --        143           --
Treasury stock purchase...    (18,115)    --          (29)          --              --              --        (29)          --
Unrealized gain on
  available for-sale
  securities..............         --     --           --           28              --              --         28           28
Net loss..................         --     --           --           --              --          (4,793)    (4,793)      (4,793)
                            ---------    ---      -------         ----            ----        --------     ------      -------
BALANCE AT DECEMBER 31,
  2000....................  7,466,966     75       45,954            1              --         (45,545)       485      $(4,765)
                                                                                                                       =======
Issuance of common
  stock...................  1,000,000     10          320           --              --              --        330           --
Issuance of warrants......         --     --          240           --              --              --        240           --
Issuance of common stock
  options.................         --     --           21           --              --              --         21           --
Issuance of restricted
  common shares...........    500,000      5           73           --             (78)             --         --           --
Deferred compensation
  expense.................         --     --           --           --              78              --         78           --
Unrealized loss...........         --     --           --           (1)             --              --         (1)          (1)
Minimum pension
  liability...............         --     --           --          (34)             --              --        (34)         (34)
Net income................         --     --           --           --              --           1,912      1,912        1,912
                            ---------    ---      -------         ----            ----        --------     ------      -------
BALANCE AT DECEMBER 31,
  2001....................  8,966,966    $90      $46,608         $(34)           $ --        $(43,633)    $3,031      $ 1,877
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons are or have served as executive officers or directors of the Company during the year ended December 31, 2001:

               NAMES                 AGE           POSITION
               -----                 ---           --------
Gerald E. Bisbee, Jr., Ph.D.(3)....  58    Secretary, President and Chief
                                           Executive Officer
Violet L. Shaffer(1)...............  53    President and Chief Operating Officer
Karen C. Miller  (2)...............  42    Vice President, Finance and CFO
Alan W. Baldwin  (4)...............  64    Director
William R. Lewis (5)...............  59    Director

(1) Violet L. Shaffer, 53, served as Chief Operating Officer of the Company from September 2000 to July 3, 2001, and President of the Company effective January 1, 2001 to July 3, 2001. Previously she was Vice President of Marketing for the Company since September 1997. Prior to joining the Company, from January 1997 through September 1997, Ms. Shaffer served as President and Chief Executive Officer of Competitive Advantage Services, Inc. Ms. Shaffer served as Vice President of Business Development for Nichols Research Corporation and of HealthGate Data Corporation, an entity partially owned by Nichols, from September 1995 through December 1996.

(2) Karen C. Miller, 42, served as Vice President of Finance and Chief Financial Officer of the Company from October 1998 to June 30, 2001. From 1997 to 1998, Ms. Miller served as Controller of the Per-Se Technologies Division of Medaphis Corporation, now Per-Se Technologies, Inc. Prior to assuming this role, Ms. Miller was Chief Financial Officer, Vice President of Finance and Controller of Health Data Sciences Corporation, a company she co-founded in 1983 that was acquired by Medaphis in 1996.

(3) Gerald E. Bisbee, Jr., Ph.D., 57, has been acting as Secretary, President and Chief Executive Officer since July 3, 2001, President and Chief Executive Officer until December 31, 1997, Chairman of the Board from 1989 through November 5, 1997, and December 22, 2000 to present, and director since 1989. Dr. Bisbee is presently Chairman, President and Chief Executive Officer of ReGen Biologics, Inc., which conducts research and development, manufacturing and marketing of tissue engineering, biological and other orthopedic products and services. Before joining us as Chairman and Chief Executive Officer in December 1989, Dr. Bisbee was the Chairman and Chief Executive Officer of the Sequel Corporation, which he joined in 1988 and engineered the merger with the Hanger Orthopedic Group, Inc. He founded and managed the Health Care Group of the Corporate Finance Department of Kidder, Peabody & Co., leaving to join Sequel in 1988. From 1978 until moving to Kidder, Peabody in 1984, he was President of the Hospital Research and Educational Trust, a new venture and product development company affiliated with the American Hospital Association. Dr. Bisbee also managed the Yale University Health Services, which included a 22,000-member health maintenance organization. He is a director of Cerner Corporation and HealthGate Data Corporation. Dr. Bisbee received his B.A. from North Central College, his M.B.A. from the Wharton School of the University of Pennsylvania and his Ph.D. from Yale University, where his dissertation was instrumental in the development of Diagnosis Related Groups.

(4) Alan W. Baldwin, 64, has been a Director since 2000. Mr. Baldwin is presently Chief Executive Officer of Alcore, Inc., subsidiary of MC Guild Corporation, and is also a director of MedGrup, a medical coding company, Scindo Networks, Inc., a broadband communications provider and as director of Advanced Technical Products, Inc, an advanced composite materials company. Before joining us, Mr. Baldwin served during 2000 as the chief executive officer of CopperGlass Broadband Solutions, Inc, managing the acquisition of fiber-optic component manufacturing companies and in 1999 as the chief executive officer of Mediappraise (now Performaworks), an internet-based management performance measurement company. In 1998 Mr. Baldwin served as founder and president of Wren Associates, Ltd., a management consulting firm. From March 1994 through October 1997, he served as Chairman and Chief Executive Officer of Lunn Industries, Inc., a publicly traded composite material company, where he developed a detailed turn-around and recovery plan and supervised the restructuring of the company. Mr. Baldwin is a graduate of the United States Military Academy at West Point, New York and received his Masters Degree in engineering and mathematics from the University of Alabama.

(5) William R. Lewis, 59, has been a Director since 2000. Mr. Lewis has been an independent financial and management consultant since 1993, assisting various corporations and investment groups. From October 1999 to March 2000 he served as interim Chief Financial Officer of Fomex International, Inc., a publicly traded manufacturing company. From February to November 1998 Mr. Lewis served as Chief Financial Officer of Vlasic Foods International Inc., a food products manufacturer, where he established its financial functions, investment banking relationships and negotiated a $750 million dollar bank financing agreement. From 1996 to 1998 in association with Allen & Company Mr. Lewis has served as an independent financial consultant advising companies on among other things corporate restructuring and financing. Mr. Lewis is a graduate of Dartmouth College and received his M.B.A. from Columbia University.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

The following table summarizes, for the last three fiscal years, the compensation paid to or earned by Violet Shaffer who was our Chief Operating Officer from September 2000 to July 3, 2001 and our President from January 2001 to July 3, 2001, Gerald Bisbee became our Secretary, President and Chief Executive Officer as of July 3, 2001, and our executive officers serving as executive officers through July 3, 2001.

                                                                                          LONG TERM
                                                                                        COMPENSATION
                                           ANNUAL COMPENSATION                             AWARDS
                                           -------------------                             ------

                                                                              NUMBER OF
                                                                              SECURITIES         ALL OTHER
        NAME AND                                                              UNDERLYING        COMPENSATION
   PRINCIPAL POSITION                 YEAR     SALARY ($)      BONUS ($)      OPTIONS (#)           ($)
   ------------------                 ----     ----------      ---------      -----------           ---
Gerald E. Bisbee, Jr.                 2001          $--             $--              --                $--
Secretary, President and Chief        2000           --              --              --                 --
Executive Officer (1)
                                      1999           --              --              --                 --


Donald W. Seymour (2)                 2001          $--             $--              --            $58,181
                                                                                                       (3)
Vice President of                     2000      154,500          40,725              --                 --
National Health Advisors              1999      154,500          91,575           8,000                 --

Karen C. Miller (4)                   2001     $137,641         $18,250          50,000           $109,500
                                                                    (5)                                (6)
Vice President, Finance and           2000      130,295          56,500          20,000
Chief Financial Officer               1999      128,000          45,000          18,000

Violet Shaffer (7)                    2001      $81,004             $--          25,000                $--
President and                         2000      133,295          20,000          20,000                 --
Chief Operating Officer               1999      128,295              --           8,000                 --


(1) We employed Mr. Bisbee on July 3, 2001 as Secretary, President and Chief Executive Officer. He has been on the board of directors since 1989.

(2) On June 2, 1997, we merged with NHA, and Mr. Seymour became our employee. Mr. Seymour served as our Vice President from July 1, 1999 to January 3, 2001.

(3) Mr. Seymour was given 12 weeks severance in conjunction with his employee agreement at resignation on January 3, 2001.

(4) Ms. Miller commenced employment with us on October 1, 1998. She has served as our Vice President of Finance and Chief Financial Officer from October 1998 to June 30, 2001.

(5) Ms. Miller was paid a bonus of $18,250 in conjunction with her employee agreement at her resignation on June 30, 2001.

(6) Ms. Miller was paid nine months severance of $109,500 in conjunction with her employee agreement. Half was paid at her resignation on June 30, 2001 and the remaining amount was paid October 2, 2001.

(7) Ms. Shaffer commenced employment with us on September 22, 1997. She served as Vice President, Marketing from January 1998 to September 2000. She has served as Chief Operating Officer since September 2000 and as President from January 2001 to July 3, 2001.

                              OPTION GRANTS IN 2001

The following table shows information with respect to grants of options to the indicated executive officers for the fiscal year ended December 31, 2001. The options were granted under our Employee Stock Option Plan.

                                                                                                       POTENTIAL REALIZABLE
                                                                                                         VALUE AT ASSUMED
                                                                                                       ANNUAL RATE OF STOCK
                                                                                                        PRICE APPRECIATION
                                                       INDIVIDUAL GRANTS                               FOR OPTION TERM (1)
                                                       -----------------                              ----------------------

                                                    % OF TOTAL
                                NUMBER OF            OPTIONS
                                SECURITIES           GRANTED
                                UNDERLYING              TO
                                 OPTIONS            EMPLOYEES    EXERCISE PRICE      EXPIRATION
           NAME                  GRANTED             IN 2001       ($/SH)(2)            DATE              5%($)       10%($)
           ----                  -------             -------       ---------            ----              -----       ------
Gerald E. Bisbee, Jr.                0                    0           n/a                 n/a              n/a          n/a
Secretary, President and Chief
Executive Officer

Donald W. Seymour                    0                    0           n/a                 n/a              n/a          n/a
Vice President of National
Health Advisors

Karen C. Miller                  50,000               25.06          0.16          09/28/2001              n/a          n/a
Vice President, Finance and         (3)
Chief Financial Officer

Violet Shaffer                   25,000               12.53          0.16          10/02/2001              n/a          n/a
President and Chief Operating       (4)
Officer

(1) Amounts reflect certain assumed rates of appreciation set forth in the Securities and Exchange Commission's executive compensation disclosure rules. Actual gains, if any, on stock options exercised, will depend on future performance of our common stock. No assurance can be given that the amounts reflected in these columns will be achieved.

(2) We grant options at the fair market value on the date of grant, which means the average of the highest and lowest quoted selling prices for the shares on the date of grant.

(3) Ms. Miller's options were granted on March 7, 2001 and expired 90 days from her resignation on June 30, 2001.

(4) Ms. Shaffer's options were granted on March 7, 2001 and expired 90 days from her termination on July 3, 2001.

       AGGREGATE OPTION EXERCISES IN 2001 AND 2001 YEAR-END OPTION VALUES

The following table provides information regarding stock options held by the indicated executive officers as of December 31, 2001.

                                                         NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                        UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS AT
                                                    OPTIONS AT FISCAL YEAR-END (#)           FISCAL YEAR-END ($)(1)
                    NUMBER OF SHARES                ------------------------------           ----------------------
                      ACQUIRED ON         VALUE
      NAME              EXERCISE         REALIZED    EXERCISABLE   UNEXERCISABLE     EXERCISABLE              UNEXERCISABLE
      ----              --------         --------    -----------   -------------     -----------              -------------
Gerald Bisbee, Jr.          --            $--            --              --               --                      $--

Donald W. Seymour           --             --            --              --               --                       --

Karen C. Miller             --             --            --              --               --                       --

Violet Shaffer              --             --            --              --               --                       --

(1) Value is calculated by subtracting the exercise price per share from the last reported market price at December 31, 2000 and multiplying the result by the number of shares subject to the option.

EXECUTIVE EMPLOYMENT CONTRACTS

In the second quarter of 1999 we renegotiated an employment agreement with Donald Seymour, our former Vice President. The initial term of Mr. Seymour's agreement began on July 1, 1999 and was to end on January 31, 2000, automatically renewable for one year terms. On December 27, 2000 we entered into an agreement and general release with Mr. Seymour providing that he would resign his employment effective January 3, 2001. In exchange for his resignation, we agreed to pay Mr. Seymour severance pay equal to the amount of his current salary prorated for a period of twelve (12) weeks thereafter. We also agreed to provide Mr. Seymour with certain benefits through January 31, 2000 and provide health insurance benefits through March 31, 2001.

In September 1998 we entered into an employment agreement with Karen C. Miller naming her as Vice President, Finance and Chief Financial Officer. The term of the agreement began on October 1, 1998. On July 28, 2000, we entered into an additional employment agreement with Ms. Miller renewing her employment. The term of the agreement began on July 28, 2000 and was to end on October 1, 2002. In February 2001 we entered into a letter agreement with Ms. Miller providing that in the event of her termination for any reason or her resignation on June 30, 2001, we would pay her salary plus benefits for a period of nine months after her termination plus a prorated amount of her bonus. In the event that Ms. Miller resigned prior to June 30, 2001, we would pay her salary plus benefits for a period of three months after her termination. In the event of her termination without cause or her resignation on any date with appropriate notice, we agreed to accelerate any incentive stock options that would have vested in the three months after the effective date of Ms. Miller's termination or resignation to her effective termination or resignation date, and any of her vested incentive stock options must be exercised within a period ending three months after her effective termination or resignation date. Upon the termination of her employment contract due to a change in control, Ms. Miller's incentive stock options would have accelerated and vested upon the date of her termination. Ms. Miller resigned on June 30, 2001.

In April 1998 we entered into an employment agreement with Violet Shaffer naming her as Vice President, Marketing. We agreed that her term of employment would be effective as January 1, 1998 and would end on December 31, 1998. In September 2000 we entered into another employment agreement with Ms. Shaffer naming her as Chief Operating Officer. The initial term of the agreement began on September 20, 2000 and was to end on September 20, 2002. Upon the termination of her employment without cause or upon a change in control, or a change in leadership that she notified us that she finds unacceptable, we would pay her salary and benefits for a period of nine (9) months thereafter. In the event of her termination without cause, we would accelerate any incentive stock options that would have vested in the three months after the effective date of Ms. Shaffer's termination or resignation to her effective termination date, and any of her vested incentive stock options must be exercised within a period ending three months after her effective termination date. Upon the termination of her employment contract due to a change in control, Ms. Shaffer's incentive stock options would have accelerated and vested upon the date of her termination. In December of 2001 the Board elected her to be our President and Chief Operating Officer effective January 1, 2001. Ms. Shaffer was terminated on July 3, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the shares of our common stock as of April 30, 2002 by:

-    each person we know to beneficially own more than 5% of our common stock,

-    each director and nominee for director,

- each of our executive officers named in the Summary Compensation Table under "Executive Compensation," and

- all of our directors, nominees for director and executive officers as a group.

The number of shares of common stock outstanding on April 30, 2002 was 8,966,966 shares. Except as noted, all information with respect to beneficial ownership has been furnished by the respective director or officer or is based on filings with the Securities and Exchange Commission. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the common stock has been determined for this purpose in accordance with the Securities Exchange Act of 1934, as amended, which provides, among other things, that a person is deemed to be the beneficial owner of the common stock if that person, directly or indirectly, has or shares voting power or investment power in respect of such stock or has the right to acquire such ownership within sixty days. Accordingly, the amounts shown in the table do not purport to represent beneficial ownership for any purpose other than compliance with Securities and Exchange Commission reporting requirements. Further, beneficial ownership as determined in this manner does not necessarily bear on the economic incidence of ownership of the common stock. Unless otherwise indicated below, the address of those identified in the table is Aros Corporation, 1290 Bay Dale Drive, PMB 351, Arnold, MD 21012.


                                                    SHARES         PERCENTAGE
                                                 BENEFICIALLY     BENEFICIALLY
         NAME OF BENEFICIAL OWNER                   OWNED            OWNED
         ------------------------                   -----            -----
Gerald E. Bisbee, Jr., Ph.D. (1)                 1,286,830           13.65%

Allen & Company Incorporated (2)                   890,107            9.60%

Caremark, Inc. (3)                                 732,269            8.16%

Timothy McNamara (4)                               650,000            7.00%

Edwards Lifesciences LLC (5)                       573,346            6.39%

Karen C. Miller                                          0                *

Alan W. Baldwin (6)                                 90,000                *

William R. Lewis (7)                                90,000                *

Donald W. Seymour                                        0                *

Violet L. Shaffer                                    2,620                *

All Directors, Nominees and Executive
Officers as a Group (five persons) (8)           1,469,450           15.83%

*  Represents less than 1% of our outstanding common stock

(1) Includes 136,830 shares of our common stock issuable upon exercise of vested options, 325,000 shares of our common stock issuable upon exercise of vested warrants and a 500,000 share grant, a portion of which we may repurchase if Dr. Bisbee terminates his relationship with us prior to a certain date. The address of Dr. Bisbee is 110 Wellesley Drive, New Canaan, CT 06840.

(2) Includes 280,000 shares of common stock issuable upon exercise of vested warrants. The address of Allen & Company Incorporated is 711 Fifth Avenue, 9th Floor, New York, NY 10022.

(3) Stock ownership is based on a Schedule 13G filed on May 18, 1998. Caremark, Inc. is a subsidiary of MedPartners, Inc. The address of Caremark, Inc., is 2215 Sanders Road, Suite 400, Northbrook, IL 60062.

(4) Includes 325,000 shares of common stock issuable upon exercise of vested warrants. The address of Mr. McNamara is 7339 East Byers Ave., Denver, CO 80230.

(5) Includes 573,346 shares previously owned by Baxter Healthcare Corporation, which transferred all of its shares to Edwards Lifesciences LLC on March 31, 2000 as part of a spin-off of Edwards Lifesciences Corporation and its subsidiaries by Baxter International Inc., parent of Baxter Healthcare Corporation. The address of Edwards Lifesciences LLC is One Edwards Way, Irvine, CA 92614.

(6) Includes 90,000 shares of our common stock issuable upon exercise of vested options able to be exercised within 60 days of April 30, 2002.

(7) Includes 90,000 shares of our common stock issuable upon exercise of vested options able to be exercised within 60 days of April 30, 2002.

(8) Includes 136,830, 90,000, 90,000, 0 and 2,620 shares of our common stock, which Dr. Bisbee, Mr. Baldwin, Mr. Lewis, Ms. Miller and Ms. Shaffer, respectively, may acquire pursuant to outstanding options within 60 days of April 23, 2002. Also includes 325,000 shares of our common stock, which Dr. Bisbee may acquire pursuant to outstanding warrants within 60 days of April 30, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DIRECTOR COMPENSATION

Directors are entitled to reimbursement of expenses for attending each meeting of the Board and each meeting of any committee. In addition, effective January 1, 2001, Messrs. Baldwin and Lewis will receive $2,500 per quarter as compensation for their services on the Board.

Our directors who are not also our employees are eligible to participate in our Non-Employee Director Stock Option Plan. The Chairman of the Board administers this plan along with other directors, if any, selected by the Chairman. Pursuant to this plan our non-employee directors receive options to purchase 2,500 shares of our common stock in January of each year. The exercise price of the options is to be no less than the fair market value of our common stock on the date of grant. Stock options granted under this plan have a term of 10 years and are not exercisable during the first 12 months following grant. We have reserved 70,000 shares of our common stock for issuance under this plan. The plan may be terminated by the Board at any time. Upon the occurrence of a Change of Control, as defined in the plan, all outstanding unvested options under the Director Option Plan immediately vest.

Non-employee directors are entitled to stock option grants under our Non-Employee Director Supplemental Stock Option Plan, which became effective as of January 1, 1999. Pursuant to this plan, 250,000 shares of our common stock are issuable to individuals who are non-employee members of the Board on the date of the grant.

During the first quarter of 2001, the Company granted to Gerald E. Bisbee, Jr., Ph.D., the Company's Chairman of the Board, 500,000 shares of restricted stock. The Company has an option to repurchase certain amounts of such grant by certain dates, with the Company's right to purchase any shares of such grant to expire by December 31, 2001. Dr. Bisbee received $150,000 for services rendered in connection with the sale of assets to Cerner Corporation.

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