Form 10-Q
period 2002-03-31
AROS CORP
filed 2002-05-15
CIK 883697

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

          (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002
                                       or

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________.

                        Commission file number 000-20805
                        --------------------------------

                                AROS CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                            23-2476415
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)


           1290 Bay Dale Drive, PMB 351, Arnold, Maryland    21012
           ----------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                                 (410) 349-2431
                                 --------------
              (Registrant's telephone number, including area code)

                                Aros Corporation
                                ----------------
        1160 Hayman Drive, Crownsville, Maryland               21032
        ------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                   8,966,966
                                   ---------

 (Number of shares of common stock, $.01 par value per share, outstanding as of
                                April 30, 2002)

                                AROS CORPORATION

                                      INDEX



PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Operations (unaudited) for the Three Months Ended March 31, 2002 and 2001

        Consolidated Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001

        Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Three Months Ended March 31, 2002 (unaudited) and Year Ended December 31, 2001

        Consolidated Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2002 and 2001

        Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II -- OTHER INFORMATION

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

Signatures

                          PART 1-FINANCIAL INFORMATION


Item 1. Financial Statements


                                AROS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                 (In thousands, except per share data)           THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                              2002                2001
                                                                                       ---------------------------------------
           Revenue:                                                                       $        --           $          --
           Expenses:
                Selling, general and administrative                                                89                   1,195
                                                                                           -----------           -------------
                     Total expenses                                                                89                   1,195
           Other income                                                                            11                      26
                                                                                           -----------           -------------
           Loss from continuing operations                                                       (78)                 (1,169)
           Income from discontinued operations                                                     17                     644
                                                                                           -----------           -------------
           Net loss                                                                       $      (61)           $       (525)
           Basic and diluted net income (loss) per share:
                Continuing operations                                                     $    (0.01)           $      (0.15)
                                                                                           -----------           -------------
                Discontinued operations                                                   $      0.00           $        0.08
                                                                                           -----------           -------------
           Loss per share                                                                 $    (0.01)           $      (0.07)
                                                                                           ===========           =============
           Weighted average number of shares used for calculation of loss per share             8,967                   7,734
                                                                                           -----------           -------------


See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                   (unaudited)
                        (in thousands except share data)

                                                                                MARCH 31, 2002      DECEMBER 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       $     3,202             $    3,264
Prepaid expenses and other                                                               34                     49
Assets from discontinued operations                                                      --                     15
                                                                                 -----------             ----------
            TOTAL CURRENT ASSETS                                                      3,236                  3,328

            TOTAL ASSETS                                                        $     3,236             $    3,328
                                                                                 ===========             ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable                                                                $        26             $       30
Accrued expenses                                                                        120                    144
Liabilities from discontinued operations                                                120                    123
                                                                                 -----------             ----------
            TOTAL CURRENT LIABILITIES                                                   266                    297

STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; authorized shares, 30,000,000 at March 31, 2002 and December 31, 2001; 8,985,081 shares issued at March 31, 2002 and
     December 31,2001 and 8,966,966 shares outstanding at March 31,
     2002 and December 31, 2001                                                          90                     90
Accumulated comprehensive income-unrealized loss                                       (34)                   (34)
Additional paid-in capital                                                           46,608                 46,608
Accumulated deficit                                                                (43,694)               (43,633)
                                                                                 -----------             ----------
            TOTAL STOCKHOLDERS' EQUITY                                                2,970                  3,031
                                                                                 -----------             ----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $     3,236             $    3,328
                                                                                 ===========             ==========


See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (IN THOUSANDS, EXCEPT FOR SHARE DATA)


                                 COMMON                                      ACCUMULATED
                                 STOCK                       ADDITIONAL     COMPREHENSIVE   ACCUMULATED            COMPREHENSIVE
                                 SHARES        AMOUNT     PAID-IN CAPITAL        LOSS         DEFICIT      TOTAL   INCOME (LOSS)
                                 ------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001      8,966,966      $90          $46,608          $(34)         $(43,633)    $3,031      $1,877
Net loss                                                                                       (61)        (61)        (61)
                                 ------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 2002         8,966,966      $90          $46,608          $(34)         $(43,694)    $2,970      $(61)
      (UNAUDITED)                ============ ========= ================== =============== ============= ========= ==============



See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                 (in thousands)

                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                         2002                     2001
                                                                                  --------------------    ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss from continuing operations                                             $(78)                 $ (1,169)
         Adjustments to reconcile net loss to net cash used in operating activities
             Stock compensation expense                                                   --                       17
             Changes in operating assets and liabilities:
                   Prepaid expenses and other                                             15                       3
                   Accounts payable                                                       (4)                     (19)
                   Accrued expenses                                                      (24)                     (33)
                   Restructuring cost                                                     --                     (163)
                   Deferred rent benefit                                                  --                      (65)
             Net income from discontinued operations                                      17                      644
             Assets to be held                                                            15                      965
             Liabilities to be held                                                       (3)                    (562)
                                                                                  --------------------    ---------------------
NET CASH USED IN OPERATING ACTIVITIES                                                    (62)                    (382)
CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash assumed in acquisition                                                      --                      128
         Increase in short-term investments                                               --                     (104)
                                                                                  --------------------    ---------------------
NET CASH USED IN INVESTING ACTIVITIES                                                     --                       24


NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (62)                    (358)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,264                   1,420
                                                                                  --------------------    ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $3,202                   $1,062
                                                                                  ====================    =====================
SUPPLEMENTAL INFORMATION:
         Cash payments for interest                                                       $--                      $9
                                                                                  ====================    =====================


See accompanying Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. NATURE OF BUSINESS

Aros Corporation (the "Company"), a Delaware corporation, was incorporated on September 1, 1987. The Company was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services through two operating divisions: the APACHE Clinical Outcomes Division ("Clinical Outcomes Division") and the MetaContent Content and Coding Division.

The Clinical Outcomes Division provided clinically based decision support information systems, research and consulting services to the healthcare industry. On July 3, 2001, the Company sold the Clinical Outcomes Division, which accounted for substantially all of the Company's assets, for $3.7 million in cash to Cerner Corporation and changed the Company's name from APACHE Medical Systems, Inc. to Aros Corporation. The Clinical Outcomes Division has been accounted for as discontinued operations and the financial statements have been reclassified accordingly. As a result, the Company's fixed assets, operating and capital leases and capitalized software costs were sold or have been classified as discontinued operations.

The MetaContent Content and Coding Division provided consulting services in the clinical content and medical coding areas. MetaContent, Inc. ("MetaContent"), a company that developed and marketed data management solutions for healthcare providers, was acquired on March 19, 2001 as part of a strategy to enter the medical coding business, whereby MetaContent became the Company's wholly owned subsidiary. The Company exchanged one million shares of common stock and warrants to purchase one million shares of common stock at $0.50 per share for all of the outstanding shares of MetaContent. The total purchase price of $611,000 comprised of $570,000 in common stock and warrants and $41,000 in costs associated with the purchase. The chairman of the Company's Board of Directors and a financial advisor received, for their interests in MetaContent, 32.5% and 28%, respectively, of the common stock and warrant consideration component of the purchase price. The acquisition was accounted for using the purchase method of accounting, resulting in net assets assumed of $111,000 and goodwill totaling $500,000. Results of operations of MetaContent are included in the accompanying financial statements beginning on the date of acquisition. On November 23, 2001, a founder and the sole employee of MetaContent resigned. As a result, the Company elected to discontinue all operations under the MetaContent Content and Coding Division, wrote off the remaining net goodwill of $432,642 associated with the acquisition of MetaContent as an asset impairment and the results are classified as discontinued operations.

Summary operating results of discontinued operations are as follows:

                                                APACHE CLINICAL          METACONTENT CONTENT AND
                                               OUTCOMES DIVISION             CODING DIVISION
                                          Three Months Ended March 31, Three Months Ended March 31,
                                          ---------------------------- ----------------------------
                                                   2002      2001                2002     2001
                                                   ----      ----                ----     ----
Revenue.....................................      $   --    $1,288                $--      $--
Costs and expenses..........................         (17)      644                 --       --
                                                  ------    ------              -----    -----
Net income from discontinued operations.....      $   17    $  644                $--      $--
                                                  ======    ======              =====    =====

Liabilities related to discontinued operations of $120,000 at March 31, 2002 and $123,000 at December 31, 2001 consist of liabilities to be held that were part of the APACHE Clinical Outcomes Division not purchased by Cerner. These liabilities are for the pension plan liability of the discontinued business.

The assets from discontinued operations of $0 at March 31, 2002 and $15,000 at December 31, 2001 include assets to be held of which $13,000 were a part of the APACHE Clinical Outcomes Division not purchased by Cerner and $2,000 were a part of the MetaContent Content and Coding Division. These assets to be held are accounts receivable related to the discontinued businesses.

Revenues and net income from discontinued operations for Clinical Outcomes Division from December 31, 2001 to March 31, 2002 were $0 and $17,000, respectively. The $17,000 is related to aged receivable collections that have already been written off. Revenues and net income from discontinued operations for MetaContent Content and Coding Division from December 31, 2001 to March 31, 2002 were $0 and $0, respectively.

Since the sale of assets to Cerner Corporation was completed on July 3, 2001, the Company continues to evaluate how best to utilize its remaining assets. The alternatives under consideration include moving the Company from its historical focus on clinical information systems to areas such as biotechnology, bio-informatics, medical coding or other healthcare related activities. In addition, the Company has not precluded, if no suitable alternatives are found, the possibility of dissolution of the Company and distribution of net assets to its shareholders. We are engaged in preliminary discussions to effect a business combination with another company in the healthcare industry, however we have not agreed upon the principle terms of any such transaction nor entered into any definitive agreements with respect to such a transaction. We can give no assurance that we will reach mutually acceptable terms regarding such a transaction or that such a transaction will be completed.

Through March 31, 2002, the Company has incurred cumulative net operating losses of approximately $43.7 million. There can be no assurance that a suitable new business focus will be found, and if one is found, that the Company will be profitable in the future or that present capital will be sufficient to fund ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on acceptable terms.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, in the opinion of the Company's management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Form 10-K, filed with the Commission on April 1, 2002 (File No. 0-20805). Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

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

3. BASIC AND DILUTED LOSS PER SHARE

The Company implemented Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders, by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Options and warrants outstanding were not included in the computation of diluted loss per share, as their effect would be anti-dilutive. Diluted loss per share and basic loss per share are identical for all periods presented.

4. RESTRUCTURING CHARGE

During the third and fourth quarters of 2000, the Company recognized restructuring charges of $1.4 million primarily related to the Company's decision to revise its business strategy. The Company decided to focus on the development and selling of its Internet based products and no longer pursue the development and selling of certain products and strategic consulting services. As a result, the Company wrote-off the unamortized development costs and intangible assets associated with those products and its purchase of Health Research Network. In addition, the Company eliminated approximately 30 positions and took steps to downsize its corporate office. The revenue related to these discontinued products and the costs related to the eliminated positions and excess office rent was $2.1 million and $2.9 million, respectively, for the year ended December 31, 2000. During the first quarter of 2001 the Company paid approximately $123,000 in severance cost and $137,000 in excess rent expense. As a result of the sale of assets to Cerner Corporation on July 3, 2001, the Company restated its financial results attributable to the Clinical Outcomes Division as discontinued operations. This restatement resulted in the Company reclassifying $1.1 million of the restructuring charge to discontinued operations. As of December 31, 2001 all restructuring charges have been paid.

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

There were no restructuring charges in 2002.

5. COMPREHENSIVE LOSS

Comprehensive loss equaled the net loss of $61,000 and $525,000 for the three month periods ended March 31, 2002 and 2001, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS DEVELOPMENTS

Aros Corporation (the "Company" or "we"), a Delaware corporation, was incorporated on September 1, 1987. The Company was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management services through our two operating divisions: the APACHE Clinical Outcomes Division and the MetaContent Content and Coding Division.

The Clinical Outcomes Division provided clinically based decision support information systems, research and consulting services to the healthcare industry. On July 3, 2001, the Company sold the Clinical Outcomes Division, which accounted for substantially all of the Company's assets, for $3.7 million in cash to Cerner Corporation and changed the Company's name from APACHE Medical Systems, Inc. to Aros Corporation. The Clinical Outcomes Division has been accounted for as discontinued operations and the financial statements have been reclassified accordingly. As a result, the Company's fixed assets, operating and capital leases and capitalized software costs were sold or have been classified as discontinued operations.

The MetaContent Content and Coding Division provided consulting services in the clinical content and medical coding areas. MetaContent, Inc. ("MetaContent"), a company that developed and marketed data management solutions for healthcare providers, was acquired on March 19, 2001 as part of a strategy to enter the medical coding business, whereby MetaContent became the Company's wholly owned subsidiary. The Company exchanged one million shares of common stock and warrants to purchase one million shares of common stock at $0.50 per share for all of the outstanding shares of MetaContent. The total purchase price of $611,000 comprised of $570,000 in common stock and warrants and $41,000 in costs associated with the purchase. The chairman of the Company's Board of Directors and a financial advisor received, for their interests in MetaContent, 32.5% and 28%, respectively, of the common stock and warrant consideration component of the purchase price. The acquisition was accounted for using the purchase method of accounting, resulting in net assets assumed of $111,000 and goodwill totaling $500,000. Results of operations of MetaContent are included in the accompanying financial statements beginning on the date of acquisition. On November 23, 2001, a founder and the sole employee of MetaContent resigned. As a result, the Company elected to discontinue all operations under the MetaContent Content and Coding Division, wrote off the remaining net goodwill of $432,642 associated with the acquisition of MetaContent as an asset impairment and the results are classified as discontinued operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001

REVENUE. Revenue was $0 for the three months ended March 31, 2002 and March 31, 2001. All operations of the Company are considered discontinued operations for these two periods.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses for the three months ended March 31, 2002 decreased to $89,000 from $1.2 million for the same period in 2001. We realized this decrease due to the sale of the APACHE Clinical Outcomes Division to Cerner Corporation, and the related termination of employees and other expenses associated with that division.

OTHER INCOME. Other income decreased to $11,000 for the three months ended March 31, 2002 from $26,000 for the same period in 2001. We recognized this decrease due to a decrease in interest income resulting from a reduction in cash.

INCOME FROM DISCONTINUED OPERATIONS. Income from discontinued operations decreased to $17,000 for the three months ended March 31, 2002 from $644,000 for the same period in 2001. This decrease is due to the sale of the APACHE Clinical Outcomes Division to Cerner Corporation on July 3, 2001 and the write off of MetaContent Coding division. The $17,000 reflects the collections of accounts receivable during the quarter relating to amounts that had been previously written off.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments were $3.2 million as of March 31, 2002 compared to $3.3 million as of December 31, 2001. We realized this decrease due to minimal operations needed to keep the Company in business during the three months ended March 31, 2002.

We anticipate that existing funds will be sufficient to meet our current level of ongoing operationing expenses. Since the sale of assets to Cerner Corporation was completed on July 3, 2001, the Company continues to evaluate how to best utilize its remaining assets. The alternatives under consideration include moving the Company from its historical focus on clinical information systems to areas such as biotechnology, bio-informatics, medical coding or other healthcare related activities. In addition, the Company has not precluded, if no suitable alternatives are found, the possibility of dissolution of the Company and distribution of net assets to its shareholders. Through March 31, 2002, we have incurred cumulative net operating losses of approximately $43.7 million. There can be no assurance that we will find a suitable new business focus, and if so, that we will be profitable in the future or that present capital will be sufficient to fund our ongoing operations. If additional financing is required to fund operations, there can be no assurance that such financing can be obtained or obtained on terms we find acceptable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in quantitative and qualitative disclosures about market risk as previously reported in our Form 10-K for the year ended December 31, 2001, filed with the Commission on April 1, 2002 (File No. 0-20805).

Proceeds from the sale of assets have been invested in money market and other cash accounts.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

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

    None.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

    The following Exhibits are filed herewith and made a part hereof:

 EXHIBIT NO.                                                    DESCRIPTION
2.1          Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd.,
             Scott A. Mason and Donald W. Seymour dated as of June 2, 1997 (5)
2            Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001 (15)
3            Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001 (16)
4            Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June
             11, 2001 (16)
2.7          Amended and Restated Certificate of Incorporation (5)
2.8          Amended and Restated By-Laws (13)
2.9          Certificate of Amendment to the Certificate of Incorporation (19)
3.0          Specimen Common Stock Certificate (2)
3.1          Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997 (3)
3.2          APACHE Medical Systems, Inc. Employee Stock Option Plan (5)
3.3          APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated Effective May 12, 1999 (9)
3.4          APACHE Medical Systems, Inc. Non-Employee Director Option Plan (5)
3.5          Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995 (2)
3.6          Warrant Agreement between the Company and Venture Fund of Washington, dated May 13, 1991 (2)
3.7          Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19,
             1994 (2)
3.8          Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C.,
             Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997 (1)
3.9          Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart
             Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997 (4)
4.0          Employment Agreement by and between the Company and Gerald E. Bisbee, Jr., Ph.D., dated May 5, 1997 (5)
4.1          Employment Agreement by and between the Company and Scott A. Mason, dated June 15, 1999 (10)
4.2          Nonqualified Stock Option Agreement between the Company and William A. Knaus, M.D., dated May 29, 1997 (5)

4.3   Form of 1998 Employment Agreement (6)
4.4   Form of Nonqualified Director Stock Option Agreement (6)
      APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated February 23, 1998, including forms of
4.5   Incentive Stock Option Agreement and Nonqualified Stock Option Agreement (6)
4.6   Employment Agreement by and between Gina Campbell and the Company, dated August 16, 2000 (12)
4.7   Employment Agreement by and between Karen Miller and the Company, dated July 28, 2000 (12)
4.8   Employment Agreement by and between Sean Seerey and the Company, dated May 11, 1999 (10)
4.9   Employment Agreement by and between William A. Knaus and the Company, dated July 28, 2000 (12)
5.0   Employment Agreement by and between Violet L. Shaffer and the Company, dated September 20, 2000 (12)
5.1   Lease between Tysons II Development Co. Limited Partnership and the Company, dated August 16, 1999 (11)
      APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective May
5.2   12, 1999 (9)
      APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective
5.3   January 1, 2000 (3)
      APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective
5.4   December 9, 2000 (13)
      APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective
5.5   December 9, 2000 (13) Notice of Annual Meeting and Proxy Statement definitively filed with the Securities and Exchange
      Commission on Form 14A
5.6   on May 1, 2001 (File No. 0-20805) (14)
5.7   Consent of Ernst Young LLP (13)

**    Confidential portions omitted and supplied separately to the Securities and Exchange Commission staff
(1)   Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
(2)   Incorporated herein by reference to the Company's Registration Statement on Form S-1 (File No. 333-04106)
(3)   Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)
(4)   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
(5)   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
(6)   Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
(7)   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-20805)
(8)   Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1998 (File No. 0-20805)
(9)   Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)
(10)  Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended September 30, 1999 (File No.
      0-20805)
(11)  Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 1999 (File No. 0-20805)
(12)  Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 0-20805)
(13)  Incorporated herein by reference to the Company's Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)
(14)  Incorporated herein by reference to the Company's Definitive Proxy Statement filed pursuant to Schedule 14A on May 1, 2001
      (File No. 0-20805)
(15)  Incorporated herein by reference to the Company's Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No.
      0-20805)
(16)  Incorporated herein by reference to the Company's Report on Form 8-K dated April 12, 2001 (File No. 0-20805)
(17)  Incorporated herein by reference to the Company's Current Report on Form 8-K filed on July 18, 2001 (File No. 0-20805)
(18)  Incorporated herein by reference to the Company's Current Report on Form 8-K/A filed on September 17, 2001 (File No. 0-20805)
(19)  Incorporated herein by reference to the Company's Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805)

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