Form 10-Q
period 2002-06-30
AROS CORP
filed 2002-08-15
CIK 883697

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

         (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended June 30, 2002
                     -----------------------------------
                                      or

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________.

                       Commission file number 000-20805
                       --------------------------------

                               AROS CORPORATION
                               ----------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Delaware                            23-2476415
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)


             1290 Bay Dale Drive, PMB 351, Arnold, Maryland 21012
             ---------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (410) 349-2431
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                  17,045,131
                                  ----------

         (Number of shares of common stock, $.01 par value per share, outstanding as of July 31, 2002)

                               AROS CORPORATION

                                    INDEX


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

    Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001

    Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 2002 and 2001, Six Months Ended June 30, 2002 and 2001, and the Period from December 21, 1989 to June 30, 2002

    Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the Six Months Ended June 30, 2002 (unaudited) and Year Ended December 31, 2001

    Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2002 and 2001 and the Period from December 21, 1989 to June 30, 2002

    Notes to Consolidated Financial Statements (unaudited)

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

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                          PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AROS CORPORATION
                        (A DEVELOPMENT STATE COMPANY)
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                                                                                  JUNE 30, 2002        DECEMBER 31, 2001
                                                                                  (unaudited)
ASSETS
CURRENT ASSETS:
Cash                                                                             $           1            $         1
Short-term investments                                                                   6,253                    319
Receivables                                                                                 31                    136
Receivables from related parties                                                            58                      2
Interest receivable                                                                          3                      -
Inventory                                                                                  239                    293
Prepaid expenses and other                                                                 241                     29
                                                                                  -------------            -----------
            TOTAL CURRENT ASSETS                                                         6,826                    780
                                                                                  -------------            -----------

Property and equipment, net                                                                229                    351
Other assets                                                                                50                     50
                                                                                  -------------            -----------
            TOTAL ASSETS                                                         $       7,105            $     1,181
                                                                                  =============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft                                                                   $           -            $        34
Accounts payable                                                                           502                    270
Accrued expenses                                                                           805                    241
Current portion of notes payable and capital leases                                          5                      5
                                                                                  -------------            -----------
            TOTAL CURRENT LIABILITIES                                                    1,312                    550
                                                                                  -------------            -----------

Pension liability                                                                          120                      -
Other liabilities                                                                           41                     41
Long-term portion of notes payable and capital leases, including accrued interest of $632 and $606 at June 30, 2002 and December 31, 2001,
respectively                                                                             6,687                  8,331

Series A redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $6,855; and 15,298,350 shares
issued and outstanding as of June 30, 2002                                               6,855                     --

STOCKHOLDERS' EQUITY:
Common stock prior to reverse merger and recapitalization                                   --                      1
Series A through F preferred stock prior to reverse merger and
   recapitalization                                                                         --                      1
Common stock, $.01 par value; 30,000,000 authorized shares; 17,063,246
   shares issued and 17,045,131 shares outstanding as of June 30, 2002                     171                     --
Series B convertible preferred stock, $.01 par value; 30,000,000 authorized
   shares; 12,025,656 shares issued and outstanding as of June 30, 2002                    120                     --
Deferred stock compensation                                                                 --                (2,930)
Accumulated other comprehensive loss                                                      (34)                     --
Additional paid-in capital                                                              31,373                 27,058
Accumulated deficit                                                                   (39,540)               (31,871)
                                                                                  -------------            -----------
            TOTAL STOCKHOLDERS' EQUITY                                                 (7,910)                (7,741)
                                                                                  -------------            -----------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $       7,105            $     1,181
                                                                                  =============            ===========

         See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION
                          (A DEVELOPMENT STATE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (unaudited)
                    (In thousands, except per share data)

                                                                                                                  Period from
                                                       Three months ended             Six months ended         December 21, 1989
                                                            June 30,                      June 30,              (inception) to
                                                      2002           2001           2002           2001          June 30, 2002
                                                   -----------    ------------    ----------    ------------   -----------------
Revenues:
     Sales                                         $      173     $        43     $     316     $       218       $    1,712
     Royalties                                              3              --            31              14               97
     Grant and other revenue                               --              --            --                              433
                                                   -----------    ------------    ----------    ------------      -----------
            Total revenues                                176              43           347             232            2,242
Expenses:
      Costs of goods sold                                 304              69           579             344            2,122
      Research and development                            715             512         1,289             940           24,023
      Selling, general and administrative                 373             393           722             828            9,818
      Compensation expense associated with
         stock options and warrants                     3,029             240         3,300             472            5,975
                                                   -----------    ------------    ----------    ------------      -----------
         Total expenses                                 4,421           1,214         5,890           2,584           41,938
                                                   -----------    ------------    ----------    ------------      -----------
Operating loss                                        (4,245)         (1,171)       (5,543)         (2,352)         (39,696)

     Merger cost                                        (402)              --         (402)              --            (402)
     Interest income                                        4               2             5               8            1,150
     Interest expense                                 (1,618)            (59)       (1,729)           (137)          (2,643)
     License fees                                          --              --            --              --            2,050
                                                   -----------    ------------    ----------    ------------      -----------

Net loss                                           $  (6,261)     $   (1,228)      $(7,669)      $   (2,481)       $ (39,541)
                                                   ===========    ============    ==========    ============      ===========

Basic and diluted net income (loss) per share:
  Continuing operations                            $   (0.37)     $    (0.07)     $  (0.45)     $    (0.15)       $   (2.32)
                                                   ===========    ============    ==========    ============      ===========

Weighted average number of shares used for
   calculation of net loss per share based on
   shares outstanding after reverse merger and
   recapitalization for all periods presented          17,045          17,045        17,045          17,045           17,045
                                                   ===========    ============    ==========    ============      ===========

See accompanying Notes to Consolidated Financial Statements.

                               AROS CORPORATION
                        (A DEVELOPMENT STATE COMPANY)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                        Redeemable
                                                        Convertible            Convertible       Convertible Preferred
                                                    Preferred Series A       Preferred Stock           Series B
                                                   ---------------------- ---------------------- ----------------------
                                                     Shares     Amount      Shares     Amount     Shares      Amount
                                                   ----------- ---------- ----------- ---------- ---------- -----------
                     Balance at December 31, 2001                          4,481,835  $1

                         Issuance of Common Stock
 Issuance of Convertible Preferred Stock for cash
                                              and
   conversion of bridge financing net of issuance
                                         costs of
                                         $138,070                          5,564,047  1
Deferred stock compensation associated with stock
                                           option
                                   grants in 2002
       Compensation expense associated with stock
                                          options
                                      outstanding

   Effect of reverse merger and recapitalization:
      Valuation of warrants associated with stock
                                          options
                                      outstanding
    Valuation of beneficial conversion associated
                                      with bridge
                                        financing
       Compensation expense associated with stock
                                          options
        outstanding recognized as a result of the
                                   reverse merger
    Conversion of convertible preferred shares to
                                       Redeemable
                Convertible Preferred Series A at
                                    liquidation /
                                 redemption value  15,298,350  $6,855     (5,564,047) (1)
    Conversion of convertible preferred shares to
                                           Common
              Stock and Series B Preferred Shares                         (4,481,835) (1)        12,025,656       $120
       Conversion of Subsidiary Common Stock into
      Company Common Stock and Series B Preferred
                                          Shares:
           Elimination of Subsidiary Common Stock
                 Issuance of Company Common Stock
  Company Common Stock and related equity held by
      existing shareholders (net of 18,115 shares
                                   held treasury)

                                       Net (loss)
                                                   ----------- ---------- ----------- ---------- ---------- -----------
                         Balance at June 30, 2002  15,298,350     $6,855           0         $0  12,025,656       $120
                                                   =========== ========== =========== ========== ========== ===========



                                                       Common Stock      Additional
                                                   ---------------------   Paid In        Deferred       Accumulated
                                                    Shares     Amount      Capital      Compensation       Deficit
                                                   ---------- ---------- ------------ ----------------- --------------
                     Balance at December 31, 2001  2,528,044         $1      $27,058             ($30)      ($31,871)

                         Issuance of Common Stock    301,930          1          104
 Issuance of Convertible Preferred Stock for cash
                                              and
   conversion of bridge financing net of issuance
                                         costs of
                                         $138,070                              6,716
Deferred stock compensation associated with stock
                                           option
                                   grants in 2002                                370             (370)
       Compensation expense associated with stock
                                          options
                                      outstanding                                                  452

   Effect of reverse merger and recapitalization:
      Valuation of warrants associated with stock
                                          options
                                      outstanding                                657
    Valuation of beneficial conversion associated
                                      with bridge
                                        financing                                843
       Compensation expense associated with stock
                                          options
        outstanding recognized as a result of the
                                   reverse merger                                                2,848
    Conversion of convertible preferred shares to
                                       Redeemable
                Convertible Preferred Series A at
                                    liquidation /
                                 redemption value                        (6,854,906)
    Conversion of convertible preferred shares to
                                           Common
              Stock and Series B Preferred Shares    297,146          3        (122)
       Conversion of Subsidiary Common Stock into
      Company Common Stock and Series B Preferred
                                          Shares:
           Elimination of Subsidiary Common Stock  (2,829,974)      (1)            1
                 Issuance of Company Common Stock  7,781,019         78         (78)
  Company Common Stock and related equity held by
      existing shareholders (net of 18,115 shares
                                   held treasury)  8,966,966         89        2,678

                                       Net (loss)                                                             (7,669)
                                                   ---------- ---------- ------------ ----------------- --------------
                         Balance at June 30, 2002  17,045,131      $171      $31,373                $0      ($39,540)
                                                   ========== ========== ============ ================= ==============

                                                                         Total
                                                     Accumulated     Shareholders'
                                                        Other        (Net Capital
                                                    Comprehensive     Deficiency)
                                                         Loss           Equity
                                                   ----------------- --------------
                     Balance at December 31, 2001                         ($7,741)

                         Issuance of Common Stock                              105
 Issuance of Convertible Preferred Stock for cash
                                              and
   conversion of bridge financing net of issuance
                                         costs of
                                         $138,070                            6,717
Deferred stock compensation associated with stock
                                           option
                                   grants in 2002
       Compensation expense associated with stock
                                          options
                                      outstanding                              452

   Effect of reverse merger and recapitalization:
      Valuation of warrants associated with stock
                                          options
                                      outstanding                              657
    Valuation of beneficial conversion associated
                                      with bridge
                                        financing                              843
       Compensation expense associated with stock
                                          options
        outstanding recognized as a result of the
                                   reverse merger                           2,848,
    Conversion of convertible preferred shares to
                                       Redeemable
                Convertible Preferred Series A at
                                    liquidation /
                                 redemption value                          (6,855)
    Conversion of convertible preferred shares to
                                           Common
              Stock and Series B Preferred Shares
       Conversion of Subsidiary Common Stock into
      Company Common Stock and Series B Preferred
                                          Shares:
           Elimination of Subsidiary Common Stock
                 Issuance of Company Common Stock
  Company Common Stock and related equity held by
      existing shareholders (net of 18,115 shares
                                   held treasury)             ($34)          2,733

                                       Net (loss)                          (7,669)
                                                   ----------------- --------------
                         Balance at June 30, 2002             ($34)       ($7,910)
                                                   ================= ==============

                               AROS CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (unaudited)
                                (in thousands)

                                                                                                                   PERIOD FROM
                                                                                                                DECEMBER 21, 1989
                                                                                 SIX MONTHS ENDED JUNE 30,   (INCEPTION) TO JUNE 30,
                                                                                    2002             2001              2002
                                                                          ----------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                          $(7,669)         $(2,481)           $(39,541)
Adjustments to reconcile net loss to net cash used in operating activities:
   Issuance of common stock to consultant for services                                 --               --                   2
   Issuance of common stock to founders for contributed patents                        --               --                  42
   Issuance of Series B preferred stock upon conversion of interest
     payable                                                                           --               --                   6
   Compensation expense associated with stock options                               3,300              472               5,975
   Amortization of debt discount for warrant and beneficial conversion
     feature                                                                        1,500               --               1,500
   Reduction in payable to stockholder                                                 --               --                 (76)
   Depreciation and amortization                                                      122              145               1,917
   Loss on disposal of property and equipment                                          --               --                   9
   Interest expense converted to principal                                            140              137                 752
   Interest expense converted to equity                                                89               --                  89
   Changes in operating assets and liabilities:
     Other current assets and accounts receivables                                     46               78                (229)
     Inventory                                                                         54             (176)               (239)
     Other assets                                                                      --               --                 (50)
     Accounts payable, accrued liabilities and bank overdraft                         452               10                 997
     Other liabilities                                                                 --               41                  41
                                                                          ----------------------------------------------------------
Net cash provided by (used in) operating activities                                (1,966)          (1,774)            (28,805)

INVESTING ACTIVITIES
Purchases of property and equipment                                                    --              (10)             (1,933)
Changes in short-term investments                                                  (2,982)             231              (3,308)
                                                                          ----------------------------------------------------------
Net cash provided by (used in) investing activities                                (2,982)             221              (5,241)

FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of offering
   costs                                                                            3,857               --              24,767
Proceeds from issuance of common stock                                                105               --                 301
Repayment on capital lease obligations                                                 (2)              --                (108)
Proceeds from notes payable                                                           988            1,550              11,410
Payments on notes payable                                                              --               --              (2,323)
                                                                          ----------------------------------------------------------
Net cash provided by (used in) financing activities                                 4,948            1,550              34,047
                                                                          ----------------------------------------------------------
                                                                                       --
Net (decrease) increase in cash                                                        --               (3)                  1
Cash at beginning of period                                                             1                4                  --
                                                                          ----------------------------------------------------------
Cash at end of period                                                             $     1          $     1            $      1
                                                                          ==========================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Non-cash disclosure:
   Issuance of Series B convertible preferred stock upon
   conversion of notes payable                                                    $    --          $    --            $    300
   Equipment purchased pursuant to capital leases                                      --               10                 114
   Cancellation of stock options with deferred stock compensation
   associated                                                                          --               --               1,250
   Net assets assumed in merger                                                     2,733               --               2,733
   Conversion of bridge financing to equity                                         2,860               --               2,860
Cash disclosure:
   Cash paid for interest                                                              --               --                 310

See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (A DEVELOPMENT STATE COMPANY)
                                 (UNAUDITED)

1. NATURE OF BUSINESS

Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. ("APACHE") on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management information services. The Company sold or discontinued all APACHE business and changed its name to Aros Corporation in 2001.

On June 21, 2002 Aros Corporation ("Aros" or the "Company") acquired ReGen Biologics, Inc. ("ReGen" or the "Subsidiary"), a privately held tissue engineering company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue, which merged with the Company on June 21, 2002. The merger included all of ReGen's business and operating activities and employees. The Company continues ReGen's business out of ReGen's current headquarters in Franklin Lakes, New Jersey. ReGen's business will comprise substantially all of the business conducted by Aros for the foreseeable future. Accordingly, discussions of the Company's business is, in effect, a discussion of ReGen's operations. Hereinafter, the merged entity is referred to as the Company.

Pursuant to the merger, Aros has issued approximately 35.4 million shares of its capital stock to former ReGen stockholders in exchange for all of the issued and outstanding stock of ReGen. In addition, Aros has assumed ReGen's outstanding stock options and warrants to purchase up to an aggregate of approximately 11 million shares of Aros Common Stock and 1.2 million shares of Aros Series B Convertible Preferred Stock on a post merger basis. Following the merger, former ReGen stockholders own approximately 80% of Aros outstanding capital stock.

ReGen Biologics, Inc., a Delaware corporation, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990 for the purpose of research and development and, ultimately, the sale of collagen-based technologies and products to stimulate re-growth of tissues that, under natural conditions, do not regenerate adequately in humans.

ReGen has two products currently being marketed, the Sharp Shooter Tissue Repair System ("SharpShooter") and the Collagen Meniscus Implant ("CMI"). ReGen's activities to date have consisted principally of raising capital, conducting research and development activities, developing and marketing and obtaining regulatory approval for its products. The CMI and Sharp Shooter in 2000 each received the CE Mark for distribution in the European Economic Community. The Sharp Shooter in 2000 received marketing clearance for sale in the United States by the United States Food and Drug Administration ("FDA"). ReGen is in the final stages of enrollment for its CMI clinical trial in the United States. ReGen will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, ReGen is still considered a development stage enterprise. Management believes that ReGen will emerge from development stage when the CMI product is available for sale in the U.S. and/or sales of all of its products have reached a volume that will provide for positive gross margin.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, in the opinion of the Company's management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto of the Subsidiary for the year ended December 31, 2001 included in the Form 8-K amendment, to be filed with the Commission on or before September 4, 2002. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

The acquisition of the Subsidiary, completed as of June 21, 2002 has been recorded for accounting purposes as a reverse merger and recapitalization, whereby the Subsidiary is assumed to be the accounting acquirer of the Company. For purposes of this filing and future filings, the historical financial statements of the Subsidiary including related notes have replaced the prior historical financial statements of the Company. The historical financial statements as of June 30, 2001 of the subsidiary reflect a recapitalization for the equivalent number of shares received in the merger for all equity securities. On the date of the merger between the Subsidiary and the Company, the assets and liabilities of the Company are merged into the historical balance sheet of the Subsidiary for consolidated financial statement purposes as if the Subsidiary had acquired the Company. The common and preferred stock of the Subsidiary that was outstanding at the date of the merger is replaced with the common and preferred stock (along with additional paid in capital) of the Company including those shares issued to consummate the merger. The historical retained earnings deficits of the Subsidiary carry forward into the merged company. See Note 16 for a further discussion of the terms of the merger.



3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND SHORT-TERM INVESTMENTS

The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents. The Company places its cash and short-term investments with two financial institutions and invests primarily in overnight investments, which may include U.S. government agency notes, commercial paper, and money market accounts. To date, the Company has not experienced losses on investments in these instruments.

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Estimated fair value amounts are determined by the Company using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value.

Bank overdrafts represent net outstanding checks.

INVENTORIES

Inventories are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of computer, office, laboratory, and manufacturing equipment is calculated using the straight-line method over the estimated useful lives (three to five years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

INCOME TAXES

The Company provides for income taxes in accordance with the asset and liability method, prescribed by Statement of Financial Accounting Standards
(SFAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25) using the intrinsic value method. The Company has made pro forma disclosures required by SFAS No. 123, Accounting for Stock Based Compensation, (SFAS 123) using the fair value method.

REVENUE RECOGNITION

Revenues from sales of products are recognized when goods are shipped. Amounts billed to customers for shipping and handling are included in revenues. Shipping and handling costs are included in costs of good sold.

If determinable at the time results are published by the Company, royalties are recognized when the licensee has sold the product to the end user and the Company has fulfilled its obligations under the applicable agreement. If not determinable at the time results are published, royalties are recognized in the period they become determinable.

License fees represent payments received from distributors for exclusive perpetual licenses to sell the Company's products in various geographic areas (see Note 8). These fees are recognized as other income when all performance criteria in the underlying agreement have been met.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred.

PATENT AND LICENSING COSTS

The Company records costs incurred to obtain patents and licenses as research and development expense.

ADVERTISING COSTS

All advertising costs are expensed as incurred. During the three months ended June, 2002 and 2001, the Company expensed approximately $41,650 and $4,263, respectively, as advertising costs.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income includes all changes in stockholders' equity during a period except those resulting from investments by owners and distributions to owners. The Company's other comprehensive income comprises a minimum pension liability and unrealized gains and losses on short-term investments, which have been immaterial to date, and total comprehensive loss closely approximated net loss in each fiscal period presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS

The carrying amount of the Company's notes payable approximates fair value. The carrying amount of the Company's cash, short-term investments, receivables, receivables from related parties, accounts payables and accrued expenses approximates fair value due to their short-term nature.

The Company currently has two principal customers (see Note 8), which market and sell the Company's two current products. Customer A has the license to sell the Sharp Shooter product. Customer B, which is also a shareholder of the Company, has the license to sell the CMI product outside of the United States. Concentrations of receivables and revenues by customer as of and for the three and six months ended June 30, 2002 and 2001 are as follows:

                                         THREE MONTHS ENDED     THREE MONTHS ENDED     SIX MONTHS ENDED    SIX MONTHS ENDED
                                           JUNE 30, 2002          JUNE 30, 2001         JUNE 30, 2002       JUNE 30, 2001
                                       ----------------------------------------------------------------------------------------
Accounts receivable:
   Customer A                                    33%                   100%                  33%                  100%
   Customer B                                    67%                   --%                   67%                  --%

Sales revenues:
   Customer A                                    58%                   67%                   67%                  44%
   Customer B                                    42%                   33%                   33%                  66%

Royalties:
   Customer A                                   100%                   100%                  100%                 100%

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, entitled, Business Combinations. This statement prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Company's consolidated financial statements.

Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This statement eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This statement also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly.

This statement is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Company's consolidated balance sheets at that date, regardless of when the assets were initially recognized. This statement was adopted on January 1, 2002, and did not have an impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, entitled, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This statement is effective for fiscal years beginning after December 15, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Company's consolidated financial statements.

ACCOUNTING PRINCIPLES ISSUED BUT NOT YET ADOPTED

In August 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other 46 nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force ("EITF") Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

RECLASSIFICATIONS

Certain fiscal 2001 and inception to December 31, 2001 balances have been reclassified to conform to the current year's presentation.

3. SHORT-TERM INVESTMENTS

At June 30, 2002 and December 31, 2001, all investments are debt securities classified as available-for-sale, and, accordingly, are carried at fair value, which approximates amortized cost. The cost of securities sold is based on the specific identification method, when applicable. The Company had $6,253,906 and $319,452 of short-term investments invested in U.S. government agency notes as of June 30, 2002 and December 31, 2001, respectively. The Company did not have any material realized or unrealized gains or losses at June 30, 2002 and December 31, 2001 and for the periods then ended.

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    JUNE 30, 2002    DECEMBER 31, 2001
                                                  ---------------------------------------
Computer equipment                                  $      214,582    $      214,582
Office equipment                                           101,326           101,326
Laboratory equipment                                       374,203           374,203
Manufacturing equipment                                    241,412           241,412
Leasehold improvements                                   1,198,404         1,198,404
                                                  ---------------------------------------
                                                         2,129,927         2,129,927

Less accumulated depreciation and amortization          (1,900,703)       (1,778,703)
                                                  ---------------------------------------
                                                    $      229,224    $      351,224
                                                  =======================================

5. INVENTORY

Inventory consists of the following:


                                                    JUNE 30, 2002    DECEMBER 31, 2001
                                                  ---------------------------------------
Raw material                                         $     66,178      $     63,989
Work in process                                            83,982            65,116
Finished goods                                             88,879           163,431
                                                  ---------------------------------------
                                                     $    239,039      $    292,536
                                                  =======================================

6. NOTES PAYABLE

CREDIT AGREEMENT AND 2000 CREDIT AGREEMENT

On November 30, 1998, the Subsidiary entered into a Credit Facility (Credit Agreement) with a shareholder. The Credit Agreement provided for financing up to $2,042,600. As of June 30, 2002, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on December 1, 2003 and bears interest that compounds annually, at LIBOR, adjusted annually, ranging from 2.39% - 6.67% through the fiscal period June 30, 2002. Accrued interest on this note is due upon maturity of the underlying principal. During 2002, this Credit Agreement was amended to extend the maturity date of the facility to the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Subsidiary may, at its option and subject to certain conditions, require any unpaid debt be converted to equity.

On March 15, 2000 the Subsidiary entered into another Credit Facility (2000 Credit Agreement) with the same shareholder as the Credit Agreement. The 2000 Credit Agreement provided for financing up to $4,000,000. As of June 30, 2002, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on March 14, 2005, and bears interest, that compounds annually, at LIBOR, adjusted annually, ranging from 2.06% - 7.21% through the fiscal period June 30, 2002. Accrued interest on this note is due upon maturity of the underlying principal. During 2002, this 2000 Credit Agreement was amended to extend the maturity date of the facility to the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt be converted to equity.

In connection with the Credit Agreement and the 2000 Credit Agreement, the lender has obtained a security interest in certain of the Company's intellectual properties.

As of June 30, 2002, the Credit Agreement and 2000 Credit Agreement, with combined principal of $6,042,600 and accrued interest of approximately $6632,000 mature on the earlier to occur of 36 months from the date the Company receives FDA approval for its CMI product, or December 2009.

BRIDGE LOAN AGREEMENT AND 2002 BRIDGE LOAN AGREEMENT

On April 13, 2001 the Subsidiary entered into a bridge loan agreement (Bridge Loan Agreement) with existing shareholders and a third party, whereby the lenders were committed to make available up to $3,000,000, dependent upon terms outlined in the Bridge Loan Agreement, in exchange for convertible subordinated notes. Based on the outcome of these terms, $1,673,591 became available under the Bridge Loan Agreement and was deposited into an escrow account. In addition to the principal, the Subsidiary was able to borrow interest accrued on the principal while the proceeds were held in escrow. As of June 21, 2001, the Company had borrowed $1,680,687 under the Bridge Loan Agreement. Interest compounded annually at Prime plus one percent, or 9.0% and was due upon maturity of the underlying principal. In accordance with the terms of these notes, the outstanding principal and accrued interest were converted into Series G Convertible Preferred Stock of the Subsidiary and ultimately into Series A Convertible Preferred Stock of Aros (see further discussion below). In addition, upon conversion of the notes, the terms of warrants attached to the notes became fixed (see further discussion below).

In March 2002 the Subsidiary entered into $1 million of convertible subordinated promissory notes (Notes) with related parties. The Notes mature in March 2003 and accrued interest at Prime plus 1%, or 5.75%. In accordance with the terms of these notes, the outstanding principal and accrued interest were converted into Series G Convertible Preferred Stock of the Subsidiary and ultimately into Series A Convertible Preferred Stock of Aros (see further discussion below). In addition, upon conversion of the notes, the terms of warrants attached to the notes became fixed (see further discussions below).

On June 21, 2002, the Subsidiary issued 5,564,048 shares of Series G Convertible Preferred Stock (Series G Stock) to existing shareholders of the Subsidiary for $1.2321 per share. Cash of $4,000,000 was received for 3,246,490 of the shares issued. The remaining 2,317,558 shares were issued upon conversion of the borrowings under the Bridge Loan Agreement and Notes, principle and accrued interest from 2001 and 2002 financings with a value of approximately $2,860,000. Subsequent to the conversion of these notes payable into Series G Stock, and also on June 21, 2002, in connection with the merger of ReGen and Aros, the Series G Stock was exchanged for Series A Convertible Preferred Stock of Aros Corporation at a rate of 2.7495 Aros Series A Stock for each share of ReGen Series G Stock, resulting in 6,372,126 shares of Aros Series A Stock.

In accordance with the terms of the Bridge Loan Agreement and the Notes, on June 21, 2002, the Subsidiary issued 782,602 five year warrants for common stock exercisable for $1.2321 per share, calculated based upon 25% of the principle and interest outstanding on the 2001 notes and 50% of the principle and interest outstanding on the 2002 notes payable as of June 21, 2002, divided by $1.2321 per share (the purchase price per share paid for the Series G Stock). In connection with the Merger of ReGen and Aros, these warrants were assumed by Aros. Subsequent to the merger, the warrants became exercisable for 2,151,765 shares of Aros Common Stock at a price of $0.43 per share. In accordance with the terms of the Bridge Loan Agreement and the Notes, the exercise price and number of shares exercisable under the warrants was not known until the consummation of the Series G financing. Therefore, no value had previously been assigned to the warrants or the beneficial conversion feature of the Bridge Loan Agreement and the Notes. At June 21, 2002 the value of the warrants issues was established as $656,788 and the value of the beneficial conversion was established as $843,566. The sum of these amounts was recorded as a reduction of the borrowings outstanding (debt discount) and an increase in additional paid in capital on June 21, 2002. The warrants and beneficial conversion are fully vested, therefore the entire amount of the debt discount was recorded as interest expense on June 21, 2002.

7. CAPITAL LEASES

Future payments under capital lease obligations at June 30, 2002 and December 31, 2001 are as follows:

                                          JUNE 30, 2002       DECEMBER 31, 2002
                                          CAPITAL LEASES       CAPITAL LEASES
                                        ------------------- ----------------------
     2002                                      $5,006              $5,245
     2003                                          --               2,714
                                        ------------------- ----------------------
                                                5,006               7,959
     Amounts representing interest             (1,544)             (2,292)
                                        ------------------- ----------------------
                                               $3,462              $5,667
                                        =================== ======================

Included in property and equipment at June 30, 2002 and December 31, 2001 is $10,489 related to the capital lease. This lease has a 2-year term and an imputed interest rate of 8.3%.

8. LICENSE AGREEMENTS

PRODUCT DISTRIBUTION LICENSE AGREEMENTS

In February 1996, the Subsidiary entered into a perpetual product distribution agreement (1996 Product Distribution Agreement) for the Collagen Meniscus Implant (CMI) with a shareholder of the Subsidiary, who is also the holder of the majority of the Subsidiary's long-term debt. The Subsidiary received a nonrefundable, non-creditable $750,000 licensing fee in February 1996 in exchange for the granting of exclusive distribution and marketing rights outside the United States of America for the product under development.

An additional $1,000,000 was recognized as revenue during 2001 under the milestone provisions as adjusted by a new agreement between the parties during 2001. This payment is also nonrefundable and non-creditable. The Subsidiary may be due additional milestone fees in future years based on the achievement of future sale volumes by the shareholder/creditor under this agreement. Also, under this agreement, the Subsidiary will be reimbursed by the shareholder/creditor for all expenses it incurs in connection with obtaining regulatory approval for the CMI outside the United States of America. At June 30, 2002 and December 31, 2001, the Subsidiary had a receivable from the shareholder of approximately $0 and $0, respectively.

In January 2002, the Subsidiary entered into an amendment to its 1996 Product Distribution Agreement. The amendment provides for (i) further definition and certain changes to the 1996 Product Distribution Agreement, including marketing activities and annual sales minimums and (ii) restructure of its Credit Agreement and 2000 Credit Agreement, calling for repayment of such credit agreements to occur at the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Subsidiary may, at its option and subject to certain conditions, require any unpaid debt be converted to equity.

During 2000, the Subsidiary entered into an exclusive distribution agreement with a distributor granting the distributor exclusive rights to sell the Sharp Shooter product throughout the world. The Company received and recognized as license fee income a $300,000 nonrefundable, non-creditable license fee in 2000. This agreement continues in force so long as the distributor meets certain minimum sales volume quotas. The distributor is obligated to pay the Subsidiary a royalty on net sales of products sold at a rate of between 10% and 12%. For the six month period ended June 30, 2002 and year ended December 31, 2001, the amount of royalty income under this agreement was $31,041 and $56,030, respectively. The distributor is also required to pay a minimum royalty in order to maintain the exclusive distributor status. To meet the minimum royalty's requirement, the distributor would have owed an additional $98,500 through June 30, 2002. Management has determined that based on the current status of negotiations with the distributor over possible modifications to the agreement, that these amounts do not meet the criteria for revenue recognition and have therefore not been included in revenue in either year.

TECHNOLOGY LICENSE AGREEMENTS

In April 1997, the Subsidiary entered into an agreement with a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the Sharp Shooter. The Subsidiary paid $100,000 in 1997 in license fees ($80,000 to the member of the Board of Directors and $20,000 to MPC). Such fees were charged to research and development expense as the related technology was considered by the Subsidiary to be in the development stage, and such technology had no alternative future use. The Subsidiary is required to pay a royalty of up to 6%, consisting of a royalty of up to 4.8% to the member of the Board of Directors and up to1.2% to an assignee of MPC of net sales on products sold incorporating the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. For the period and year ended June 30, 2002 and December 31, 2001, $8,398 and $14,814, respectively was charged to expense under this agreement. At June 30, 2002 and December 31, 2001, $964 and $9,656, respectively, was accrued under this agreement.

In 1995, the Subsidiary entered into an exclusive license agreement with an employee pursuant to which the employee granted the Subsidiary an exclusive worldwide right and license to certain technology considered by the Subsidiary to be a candidate for use in products of the Subsidiary, including the rights to certain patents and to any products resulting from the use of such technology and/or patents. Under the exclusive license agreement, the Subsidiary agreed to pay the employee a license issue fee of $250,000 in five equal installments of $50,000 per year. The Subsidiary is also required to pay a royalty of: (a) 6% on products covered by a valid patent claim; (b) 3% on products not covered by a valid patent claim; and (c) 50% of royalties actually received by the Subsidiary from sublicensees who are not affiliates. The Subsidiary completed its payments under this license agreement during fiscal 2000. In addition, the Subsidiary paid all costs incurred by the employee prior to August 24, 1995 for filing, prosecuting and maintenance of licensed patents, in the amount of $50,000. The exclusive license agreement will expire on the later to occur of ten years from the commercial sale of any licensed product (as defined in the agreement) or the date of expiration of the last to expire patent covered in the agreement.

In 1990, the Subsidiary entered into an agreement with the Massachusetts Institute of Technology (MIT) to obtain an exclusive license to certain patent rights relating to the use of biodegradable materials for regeneration of tissue. The Subsidiary paid $25,000 to MIT in 1990 as license fees. The Subsidiary is required to pay MIT a royalty of the lesser of 6% of net sales or 10% of the gross margin, as defined, on sales of products covered under the agreement, except that no amounts will be due MIT for products that are also covered under the agreement with Neomorphics, Inc. (Neomorphics) discussed below.

In 1990, the Subsidiary entered into a sublicense agreement with Neomorphics for certain products previously licensed to Neomorphics by MIT (and also in the MIT agreement discussed above). The Subsidiary was required to pay an annual maintenance fee of $10,000 per year in connection with the sublicense. The Subsidiary was also required to pay Neomorphics a royalty of 4% of its net sales of the sublicensed products. The annual license maintenance fees were creditable against royalties due. The amounts paid to MIT and Neomorphics were included as part of research and development expense in the periods in which such payments were made. The related patent expired in 2001 and, accordingly, no royalty payments will be due under this agreement or the MIT agreement after 2001.

9. COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters in Franklin Lakes, New Jersey under a non-cancelable operating lease that expires on March 31, 2003, has a month-to-month operating lease agreement for office space in Vail, Colorado and leases space in Redwood City, California for its manufacturing operations under a non-cancelable operating lease that expires in May 2003. In January 2002, the Company signed a one-year lease for the office space in Vail, Colorado at a rate of $2,801 per month. The Company sub-leases a portion of the manufacturing facility at a rate of $41,290 per month, which was recorded as an offset to rent expense. The sub-lease expires in May 2003. Total net rent expense was approximately $97,090 for 2001.

Future minimum lease payments are as follows at December 31, 2001:

2002                        $   331,517
2003                            153,929
2004                                  -
2005                                  -
                        -------------------
                            $   485,446
                        ===================

The Company has employment agreements with an officer of the Company providing for minimum aggregate annual compensation of approximately $275,000 per annum. The contract can be terminated by either party upon a ninety-day notification. Additionally, such employment agreement provides for various incentive compensation payments as determined by the Company's Board of Directors.

During 2001and 2002, the Company shipped certain components of the Sharp Shooter that were later identified to have the potential to become non-sterile. These items are being returned to the Company in 2002. Also during 2002, the Company detected residue from its packaging vendor on certain of its CMI packaging materials. The Company identified and discarded all CMI product with the potential for the presence of this material. The Company has estimated the cost related to these items to be approximately $55,000 for the 2001 shipments and $75,398 for the 2002 shipments and the cost of discarded CMI product. These amounts were accrued in the period that the product shipped.

10. EMPLOYEE BENEFIT PLANS

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

Aros sponsors a defined benefit pension plan ("Pension Plan") covering all former employees of National Health Advisors, a subsidiary of Aros acquired in 1997. The Pension Plan was amended to freeze benefit accruals and the entry of new participants effective October 31, 1997. The sale of the Company's APACHE business in 2001 resulted in the termination of all remaining participants in the Pension Plan. Because this plan was part of Aros and is now frozen no expense associated with the plan is included in the accompanying financial statements. The Company does not anticipate that any expense will be recognized for this plan in future years.

The benefits under the Pension Plan are based on final average compensation and are offset by each employee's interest in the Company's profit sharing plan. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes and meets minimum-funding standards, using an actuarial cost method and assumptions, which are different from those used for financial reporting.

Roll forwards of the benefit obligation, fair value of plan assets and a reconciliation of the pension plan's funded status at November 30, 2001, the measurement date, and significant assumptions follow (in thousands):

                                                                2001
                                                              --------
CHANGE IN BENEFIT OBLIGATION
  Beginning of the year...............................      $  190,000
     Service cost.....................................              --
     Interest cost....................................          12,000
     Plan changes and other...........................
     Curtailment......................................         (8,000)
     Actuarial loss (gain)............................         143,000
                                                              --------
  End of the year.....................................      $  337,000
                                                              ========
CHANGE IN FAIR VALUE OF ASSETS
  Beginning of the year...............................      $  315,000
     Actual return on plan assets.....................       (100,000)
     Employer contributions...........................           2,000
                                                              --------
  End of the year.....................................      $  217,000
                                                              ========
RECONCILIATION OF FUNDED STATUS
  (Under)/over funded status..........................      $(120,000)
  Unrecognized net actuarial loss (gain)..............             --
                                                              --------
  Accrued pension cost................................      $(120,000)
                                                              ========
SIGNIFICANT ASSUMPTIONS:
  Discount rate.......................................         6.26%
  Expected return on plan assets......................         6.26%
  Rate of compensation increase.......................         5.00%

Because the Pension Plan is frozen, accrued pension costs at June 30, 2002 remains $120,000.

11. RELATED PARTY TRANSACTIONS

The Company has a cost reimbursement agreement with a shareholder of the Company. For the period and year ended June 30, 2002 and December 31, 2001, the Company is entitled to reimbursement of approximately $0 and $74,000, respectively, in developmental costs, all of which has been received year to date.

For the fiscal periods ended June 30, 2002 and December 31, 2001 33% and 77%, respectively of the Company's revenues were from sales to Sulzer Medica USA Holding Company, a related party.

At June 30, 2002 and December 31, 2001, approximately $8,000 and $21,000 of accounts payables were due to related parties. In addition, as of December 31, 2001 and June 30, 2002 the Company had approximately $30,000 and $45,000 payable to Umidi + Company, Inc. of which Brion Umidi is the principle stockholder. Mr. Umidi was hired by the Company as the Company's Senior Vice President and Chief Financial Officer on July 15, 2002.

12. STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

Convertible preferred stock at December 31, 2001 and 2000 is as follows:


                             LIQUIDATION     DESIGNATED       SHARES ISSUED AND OUTSTANDING
                                                          --------------------------------------
SERIES                       PREFERENCE        SHARES      JUNE 30, 2002    DECEMBER 31, 2001
------------------------------------------------------------------------------------------------
A                                 $0.4481     15,309,822      15,298,350             ---
B                                 $0.4592     13,232,798      12,025,656             ---
                                          ------------------------------------------------------
Total preferred stock                         28,542,620      27,324,006             ---
                                          ======================================================

The holders of Series A, and B convertible preferred stock (the "Series A Stock" and "Series B Stock") are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series A and B Stock are entitled to receive an amount per share equal to their liquidation preference, equal the purchase price of Series A and B Stock, plus any declared but unpaid dividends and subject to adjustment for stock splits and similar adjustments.

The holders of Series A and B Stock each have one vote for each full share of common stock into which their respective shares of preferred stock are convertible on the record date for the vote.

At the option of the holder, the Series A Stock are convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series A Stock, and will automatically convert into common stock concurrent with the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $5,000,000 in gross proceeds at a valuation of at least $25,000,000.

At the option of the holder, the Series B Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series B Stock, and will automatically convert into common stock concurrent with the earlier to occur of (i) the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $5,000,000 in gross proceeds at a valuation of at least $25,000,000, and (ii) at such time as the Company's certificate of incorporation is amended to increase the number of authorized shares of Common Stock of the Company sufficient to permit the issuance of that number of shares of Common Stock into which all issued and outstanding shares of Series B Stock are convertible.

Beginning on the 7th anniversary of the issuance and delivery of the Series A Stock, or June 21, 2009, the Series A Stock shall be subject to redemption at option of the holders of not less than a majority of the Series A Stock at a per share redemption price equal to the liquidation value of the Series A Stock at the time of redemption. The liquidation value will equal the purchase price of the Series A Stock plus any declared, but unpaid dividends and taking into account any stock splits or similar adjustments to the Series A Stock. The Company shall redeem not less than all of the Series A Stock at the Redemption Price, pro-rata among all of the holders of the Series A Stock, in one-third (1/3) increments on each of the 7th, 8th and 9th anniversaries of the issuance and delivery of the Series A Stock.

The Company has agreed to reserve sufficient shares of its common stock for the conversion of its outstanding Series A and B Stock, once such common shares have been authorized at the next annual meeting of the Company's stockholders.

STOCK OPTIONS

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The effect of applying the FASB statement's minimum-value method to the Company's stock option grants resulted in pro forma net loss of $9,045,429 and a pro forma net loss per share of $(.53) for the year ended June 30, 2002. This pro forma net loss includes the impact of immediate vesting of all outstanding options and warrants on June 21, 2002 in connection with the reverse merger and recapitalization. Future pro forma operating results may be materially different from actual amounts reported.

The fair value of the Company's stock-based awards to employees was estimated assuming the following weighted-average assumptions:

                                                           6 MONTHS ENDED
                                                            JUNE 30, 2002
                                                         ------------------
Expected volatility                                              83%
Expected life of options in years                           10 YEARS
Risk-free interest rate                                           4%
Expected dividend yield                                            -

The Company has an Employee Stock Option Plan (the Plan) that provides up to 2,700,000 options to be issued to employees, and non-employees (other than non-employee directors) of the Company. No option grants were made to employees during 2002. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the year granted. Vesting is generally over five years. All employee stock options issued by the Company have been granted with exercise prices equal to or greater than the fair market value of the common stock on the date of grant; accordingly, the Company has recorded no compensation expense related to such grants. At June 30, 2002, options for 2,551,888 shares were available for grant under the Plan. The Company has reserved 2,700,000 shares of common stock for issuance under the Plan.

In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), pursuant to which non-employee directors of the Company will be granted an option to purchase 2,500 shares of common stock on January 1, of each calendar year for each year of service. The exercise price of such options shall be at the fair market value of the Company's common stock on the date of grant. Options become fully vested and exercisable on the December 31, immediately following the date on which the option is granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a

Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. As of June 30, 2002, 17,500 shares were outstanding and 52,500 were available for grant under the Director Option Plan. The Company has reserved 70,000 shares of common stock for issuance under the Director Option Plan.

In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan) that provides up to 500,000 options to be issued to the Directors of the Company as amended. The exercise price of such options shall not be less than the fair market value of the Company's common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of June 30, 2002, options for 175,400 shares were outstanding and 324,600 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 500,000 shares of common stock for issuance under the Director Supplemental Option Plan.

During the six months ended June 30, 2002 the Company granted options to purchase 5,000 common shares at exercise prices of $0.0825, which was considered to be equal to the fair market value at the date of grant.

In accordance with the merger between the Company and the Subsidiary, the Company assumed all outstanding options of the Subsidiary, such that immediately after the merger, options for the stock of the Subsidiary became options for the stock of the Company. As of June 30, 2002, options assumed from the Subsidiary included options for 8,165,957 shares of the Company's common stock, at an average exercise price of $0.38 and exercise prices ranging from $0.13 to $0.53.

During the six months ended June 30, 2002, the Subsidiary granted the equivalent of 1,787,175 shares of the Company's common stock at an exercise price of $0.13 per share, which was considered to be below the fair market value of the common stock on the date of grant.

All options assumed from the Subsidiary were fully vested upon the effective date of the merger, June 21, 2002.

In accordance with APB 25, compensation expense has been recognized as the difference between the exercise prices of these options at their respective grant dates and management's estimate of fair value for financial reporting purposes of common stock based on the vesting schedules of the options. Prior to the merger, the Subsidiary recorded $451,684 of compensation expense during the six months ended June 21, 2002. In connection with the merger, all options vested thus the Subsidiary recorded an additional $2,8487,320 of compensation expense on the day of the merger, all of which is attributable to the options assumed from the Subsidiary.

A summary of activity under the Company's stock option plans is as follows:

                                                            OPTIONS OUTSTANDING
                                            ---------------------------------------------------
                                                                                 WEIGHTED-
                                                NUMBER OF        PRICE PER     AVERAGE PRICE
                                                 SHARES            SHARE         PER SHARE
Balance at December 31, 2001                     2,255,943    $0.45 - $1.45        $1.34
                                            ---------------------------------------------------
   Conversion of ReGen December 31,2001 to       6,202,715    $0.16 - $0.53        $0.49
     Aros Options
   Aros balance at December 31, 2001             1,146,268    $0.08 - $13.00       $4.26
   Aros options granted                              5,000         $0.08           $0.08
   ReGen options granted                         2,788,092    $0.13 - $0.53        $0.15
   ReGen options exercised                        (824,850)        $0.13           $0.13
   Aros options canceled                          (388,968)   $0.08 - $13.00       $2.24
                                            ------------------
Balance at June 30, 2002                         8,928,257    $0.08 - $13.00       $0.82
                                            ===================================================

As of June 30, 2002, all outstanding options of the Company were fully exercisable. The weighted average fair value of options granted during 2002 was $409,322, estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in this footnote.

The following table summarizes information about outstanding options at June 30, 2002:

                                                      WEIGHTED-
                                                  AVERAGE REMAINING
    PRICE PER                                        CONTRACTUAL
      SHARE                       SHARES            LIFE IN YEARS
---------------------------------------------------------------------
      $0.00 - $0.50              2,780,793                7.37
      $0.51 - $1.00              5,672,664                6.79
      $1.01 - $2.00                 46,694                6.77
      $2.01 - $13.00               428,106                4.04
                            -------------------
                                 8,928,257
                            -------------------

WARRANTS

In August 1997 and September 1997, the Subsidiary issued in connection with the Series E financing, warrants to purchase the equivalent of 249,350 shares of the Company's common stock at $0.53 per share. These warrants were extended for an additional 5 years to August 2007 by the Aros Board on August 8, 2002 and were fully exercisable as of June 30, 2002.

In conjunction with the 2000 credit agreement, the Subsidiary issued warrants to purchase the equivalent of 412,425 shares of the Company's common stock at $1.64 per share. The warrants expire on August 7, 2005. These warrants can be exercised by the holder to the extent that the Holder's ownership of the Company on a fully diluted basis does not exceed 19.9%. At June 30, 2002, the holders of the warrants owned approximately 12.5% of the Company on a fully diluted basis and were fully exercisable.

In March 2001, Aros issued 1,000,000 warrants for the Company's common stock to the stockholders of MetaContent, Inc. at an exercise price of $0.50 per share. The warrants expire March 19, 2011. At June 30, 2002, the warrants were fully exercisable.

In connection with the 2001 and 2002 Bridge Loans, and subsequent Series G Convertible Preferred financing, entered into between the Subsidiary and certain of its shareholders, the Subsidiary issued the equivalent of 2,151,765 warrants for the Company's common shares at an exercise price of $0.45 per share.

In accordance with the terms of the Bridge Loan Agreement and the Notes, the exercise price and number of shares exercisable under the warrants was not known until the consummation of the Series G financing. Therefore, no value had previously been assigned to the warrants or the beneficial conversion feature of the Bridge Loan Agreement and the Notes. At June 21, 2002 the value of the warrants issues was established as $656,788 and the value of the beneficial conversion was established as $843,566. The sum of these amounts was recorded as a reduction of the borrowings outstanding (debt discount) and an increase in additional paid in capital on June 21, 2002. The warrants and beneficial conversion are fully vested, therefore the entire amount of the debt discount was recorded as interest expense on June 21, 2002.

13. INCOME TAXES

The Company had differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

                                       YEAR ENDED DECEMBER 31,
                                                2001
                                      -------------------------
Current                                $             -
Deferred                                    (1,663,321)
Valuation allowance                          1,663,321
                                      -------------------------
                                       $             -
                                      =========================

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

                                        YEAR ENDED DECEMBER
                                             31, 2001
                                      -----------------------
Tax at statutory rate                  $    (1,472,506)
State taxes                                   (198,978)
Permanent items                                  8,163
Increase in valuation allowance              1,663,321
                                      -----------------------
                                       $             -
                                      =======================

The significant components of the Company's deferred income tax assets and liabilities are as follows:


                                        DECEMBER 31, 2001
                                      ----------------------
Deferred tax assets:

Net operating loss carryforward        $    12,090,721
   R&D credit carryforward                     401,782
                                      ----------------------
                                            12,492,503
Valuation allowances                       (12,492,503)
                                      ----------------------
                                       $             -
                                      ======================

The net operating loss carryforward at December 31, 2001 was approximately $31.3 million and the research and development tax credit was approximately $402,000. The federal net operating loss and credit carryforwards will begin to expire in 2006, if not utilized. The state net operating loss and credit carryforwards started to expire in 2000, and will continue to expire if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, and the effect of the merger completed on June 21, 2002 may further impair the Company's ability to use the net operating loss carryforwards.

14. BASIC AND DILUTED LOSS PER SHARE

The Company implemented SFAS No. 128, "Earnings Per Share," which requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders, by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Options and warrants outstanding were not included in the computation of diluted loss per share, as their effect would be anti-dilutive. Diluted loss per share and basic loss per share are identical for all periods presented.

For all periods presented, basic and diluted loss per share is calculated using the number of shares outstanding after the reverse merger and recapitalization.

15. FINANCINGS AND CAPITAL TRANSACTIONS

On June 21, 2002, the Subsidiary amended and restated its Certificate of Incorporation to provide for the following:

The creation of Series G Convertible Preferred Stock (Series G Stock) with 19,200,000 shares authorized.

The rights of the Subsidiary's existing Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Preferred Convertible Stock, Series D Convertible Preferred Stock, Series E Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock (collectively referred to as the "Preferred Stock") were amended and established as follows:

DIVIDEND RIGHTS: If the Subsidiary shall at any time declare and pay any dividend in the form of cash, stock or property on the outstanding Common Stock, it shall at the same time and on the same terms declare and pay a dividend in the same form on the outstanding Preferred Stock at a rate assuming all Preferred Stock were converted into Common Stock immediately prior to the dividend declaration.

LIQUIDATION RIGHTS: In the event of any liquidation, dissolution or winding up of the Subsidiary, holders of the Preferred Stock shall be entitled to receive, before any amount shall be paid to holders of Common Stock, an amount per share equal to $1.00 for Series A, $3.00 for Series B, $4.50 for Series C, $7.25 for Series D, $7.25 for Series E, $8.73 for Series F and $1.23 for Series G plus all accrued and unpaid dividends, if any.

VOTING RIGHTS: The holders of Preferred Stock are entitled to vote upon any matter submitted to the stockholders for a vote. Such holders shall each have one vote for each full share of Common Stock into which their respective shares of Preferred Stock are convertible on the record date for the vote. Holders of Preferred Stock shall vote as a single class.

CONVERSION RIGHTS: Shares of Preferred Stock can be converted into shares of Common Stock at the option of the holder and automatically upon the occurrences of the closing of an offering pursuant to an effective registration statement pursuant to which Common Stock is sold to the public by the Subsidiary in a public offering registered under the Securities Act of 1933 at a per share public offering price of not less than $10 and a aggregate public offering price of at least $7,500,000. In addition, in the event of a merger or sale of the Subsidiary, the holders of Preferred Stock may elect to have their shares treated as converted. Each share of Preferred Stock is converted into the number of Common Shares that results from dividing the Conversion Price as defined, by the liquidation value per share (see above). Initially, the Conversion Price is equal to the liquidation value per share and can never exceed the liquidation value per share. Adjustments to the Conversion Price are required in the event of the issuance of additional shares of stock of the Subsidiary, stock splits, dividends and recapitalizations.

On June 21, 2002, the Subsidiary issued 5,564,047 shares of Series G Convertible Preferred Stock (Series G Stock) to existing shareholders of the Subsidiary for $1.2321 per share. Cash of $4,000,000 was received for 3,246,490 of the shares issued. The remaining 2,317,557 shares were issued upon conversion of notes payable and accrued interest from 2001 and 2002 financings with a value of $2,855,465.

16. MERGER WITH REGEN CORPORATION

On June 21, 2002, the Company approved a merger of the Subsidiary into Aros Acquisition Corporation, a wholly owned subsidiary of Aros. Aros discontinued its operations in 2001 and has been evaluating alternatives to best utilize its assets.

The outstanding shares of Common Stock, Preferred Stock and options and warrants to acquire Common Stock and Preferred Stock of the Subsidiary have been converted into equity instruments of Aros as follows:

COMMON STOCK: Each share of the Subsidiary's Common Stock has been converted into 2.7495 shares of unregistered common stock of Aros.

SERIES A, SERIES B, SERIES C, SERIES D, SERIES E AND SERIES F PREFERRED STOCK:
Each share of the Subsidiary's Series A, Series B, Series C, Series D, Series E and Series F Convertible Preferred Stock has been converted into 0.0663 shares of unregistered, fully paid, non-assessable Aros Common Stock (Aros Common Stock) plus 2.6832 shares of unregistered, fully paid, non-assessable Aros Series B Convertible Preferred Stock (Aros Series B Stock).

SERIES G PREFERRED STOCK: Each share of the Subsidiary's Series G Preferred Stock has been converted to 2.7495 shares of unregistered, fully paid, non-assessable shares of Aros Series A Convertible Preferred Stock (Aros Series A Stock).

STOCK OPTIONS AND WARRANTS: Immediately prior to the merger, the Subsidiary accelerated the vesting of all options such that at the time of the merger, all stock options and warrants were fully vested. Each option and each warrant to purchase the Subsidiary's Common Stock has been assumed by Aros and converted into options and warrants, respectively, to acquire Aros Common Stock. Each option and warrant shall be exercisable for that number of shares of Aros Common Stock equal to the product of the number of shares of the Subsidiary's Common Stock that were purchasable under such Subsidiary option multiplied by 2.7495, and rounded to the nearest whole number of shares of Aros Common Stock. Each warrant to purchase the Company's Series C Convertible Preferred Stock was assumed by Aros and converted into warrants to purchase
0.0663 shares of Aros Common Stock and 2.6832 shares of Aros Series B Stock. The per share exercise price for shares of Aros Common Stock or Aros Series B Stock issuable upon exercise of such assumed Company options and warrants shall be equal to the quotient determined by dividing the exercise price per share of Subsidiary Common Stock or Series C Convertible Preferred Stock, as applicable, at which such Subsidiary options and warrants were exercisable by 2.7495.

All shares issued to holders of Subsidiary Common Stock and Preferred Stock and issued under the Company stock options and warrants assumed by Aros are unregistered.

Aros and the receiving shareholders have entered into a Registration Rights Agreement under which Aros, at its option, can register the unregistered shares in whole or part. Holders of unregistered shares can request, subject to certain limitations, and Aros is required to make a best commercial efforts to, register blocks of unregistered shares beginning 90 days after the Form 10-K for the year ending December 31, 2002 of Aros is filed. Aros is required to bear the cost of all such registrations except that in an underwritten offering, the holder of the shares will bear any underwriting discounts and commissions, if any, and transfer taxes relating to the registration.

Upon completion of this merger, holders of the Subsidiary's Common Stock and Preferred Stock control approximately 80% of the voting rights of the combined company. As such, the Subsidiary is the deemed acquirer for purposes of accounting for this merger.

The Aros Series A Stock has rights and terms that provide for certain preferences in the event of liquidation to the Aros Series B Stock and Aros Common Stock. Additionally, the Aros Series A Stock has mandatory conversion features upon certain circumstances including but not limited to a qualified offering that results in cash proceeds to Aros of at least $5,000,000 and assumes a minimum valuation of the Subsidiary of at least $25,000,000 and the Aros Series A Stock is redeemable at the option of the holder subject to certain conditions at any date from and after the date of the seventh anniversary of the issuance and delivery of the Aros Series A Stock at the liquidation value.

The Aros Series B Stock has rights and terms that provide for certain preferences in the event of liquidation to the Aros Common Stock. Additionally, the Aros Series B Stock has mandatory conversion features upon certain circumstances including but not limited to a qualified offering that results in cash proceeds to Aros of at least $5,000,000 and assumes a minimum valuation of the Subsidiary of at least $25,000,000 or at such time as Aros's certificate of incorporation is amended to increase the number of authorized shares of Aros Common Stock sufficient to permit for the issuance of that number of shares of Aros Common Stock into which all issued and outstanding shares of Aros Series B Stock are convertible.

On June 20, 2002, the closing price for Aros Common Stock was $0.28 per share.

The merger was accounted for as a reverse merger with the Subsidiary being the deemed accounting acquirer. The assets and liabilities of the Company at the acquisition date comprised $2.95 million in cash, $211,846 in prepaid and other assets and $430,165 in accounts payable, accrued expenses and other liabilities. The fair values of these assets and liabilities approximate their book values at the acquisition date. Because the Company was essentially a non-operating entity at the time of the merger, the merger was considered a capital transaction in substance and no goodwill was recorded. The assets and liabilities of the Company were merged with the assets and liabilities of the Subsidiary as of the merger date. As the Subsidiary is the deemed accounting acquirer, its assets and liabilities remain at historical costs. The accompanying financial statements reflect the historical financial statements of the Subsidiary and the results of operations and assets and liabilities of the Company from the merger date.

Costs associated with the merger include estimated legal and accounting fees and an estimate of the costs to be incurred to register the unregistered shares distributed to the former shareholders of the Subsidiary in connection with the merger. Management's estimate of these costs totaling $402,000 has been expensed in the period ended June 30, 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DEVELOPMENTS


On June 21, 2002, Aros Corporation ("Aros", the "Company") acquired ReGen Biologics, Inc. ("ReGen", the "Subsidiary"), a privately held tissue engineering company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue, which merged with the Company on June 21, 2002. The merger included all of ReGen's business and operating activities and employees. The Company will continue ReGen's business out of ReGen's current headquarters in Franklin Lakes, New Jersey.

Pursuant to the merger, Aros has issued approximately 35.4 million shares of its capital stock to former ReGen stockholders in exchange for all of the issued and outstanding stock of ReGen. In addition, Aros will assume ReGen's outstanding stock options and warrants to purchase up to an aggregate of approximately 11 million shares of Aros Common Stock and 1.2 million shares of Aros Preferred Series B Convertible Preferred Stock on a post merger basis. Following the merger, former ReGen stockholders will own approximately 80% of Aros outstanding capital stock.

Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. ("APACHE") on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management information services. The Company sold or discontinued all APACHE business and changed its name to Aros Corporation in 2001.

ReGen Biologics, Inc., a Delaware corporation, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990 for the purpose of research and development and, ultimately, the sale of collagen-based technologies and products to stimulate re-growth of tissues that, under natural conditions, do not regenerate adequately in humans.

ReGen has two products currently being marketed, the Sharp Shooter Tissue Repair System ("SharpShooter") and the Collagen Meniscus Implant ("CMI"). ReGen's activities to date have consisted principally of raising capital, conducting research and development activities, developing and marketing and obtaining regulatory approval for its products. The CMI and Sharp Shooter in 2000 each received the CE Mark for distribution in the European Economic Community. The Sharp Shooter in 2000 received marketing clearance for sale in the United States by the United States Food and Drug Administration (FDA). ReGen is in the final stages of enrollment for its CMI clinical trial in the United States. ReGen will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, ReGen is still considered a development stage enterprise. Management believes that ReGen will emerge from development stage when the CMI product is available for sale in the U.S. and/or sales of all of its products have reached a volume that will provide for positive gross margin.

The Company's two current products, the SharpShooter and CMI, are marketed and distributed by two companies. Centerpulse (formerly Sulzer Medica) is the exclusive distributor of the CMI outside the United State, and Linvatec, a division of Conmed, Inc. is currently the exclusive worldwide distributor of the SharpShooter.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We have identified below some of our more significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see Footnote 3 "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements.

REVENUE RECOGNITION

We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonably assured.

The Company receives royalties from its licensees. Royalties are generally due under the license agreements when the licensee sells the product to a third party. If determinable at the time results are published by the Company, royalties are recognized when the licensee has sold the product to the end user and the Company has fulfilled its obligations under the applicable agreement. If not determinable at the time results are published, royalties are recognized in the period they become determinable.

License fees represent payments received from distributors for exclusive perpetual licenses to sell the Company's products in various geographic areas. These fees are recognized as other income when all performance criteria in the underlying agreement have been met. Generally, license fees for existing license arrangements are not recurring.

The Company's history of product returns has been insignificant, therefore no reserve for returns and allowances has been provided. Reserves for product recalls in 2001 and 2002 were estimated based on the costs to be incurred to recall and rework the product.

INVENTORY VALUATION

Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. We will continue to incur research and development costs as we continue our product development activities and pursue regulatory approval to market our products. Research and development costs have, and will continue to include expenses for internal development personnel, supplies and facilities, clinical trials, regulatory compliance and filings, validation of processes and start up costs to establish commercial manufacturing capabilities.

STOCK BASED COMPENSATION

The Company has accounted for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees and for options and warrants issued in connection with financing and equity transactions (collectively revered to as "compensatory options"). For periods prior to the merger of the Company with the Subsidiary, expense associated with compensatory options and warrants has been measured based on management's estimate of the fair value of the underlying security (which in turn is based on management's estimate of the fair value of the Subsidiary).

MERGER AND RELATED COSTS

The merger of the Company and the Subsidiary on June 21, 2002 has been accounted for as a reverse merger whereby the Subsidiary is the deemed accounting acquirer. The historical financial statements of the Subsidiary replace the financial statements of the Company in this filing and future filings. As the Subsidiary is the deemed accounting acquirer, its assets and liabilities remain at historical costs. The assets and liabilities of the Company comprised only cash, prepaid expenses and accrued liabilities. The fair value of these assets was equal to their historical cost. Because the Company was essentially a non-operating entity at the time of the merger, the merger was considered a capital transaction in substance and no goodwill was recorded. The assets and liabilities of the Company were merged with the assets and liabilities of the Subsidiary as of the acquisition date.

Costs associated with the merger include estimated legal and accounting fees and an estimate of the costs to be incurred to register the unregistered shares distributed to the former shareholders of the Subsidiary in connection with the merger. Management's estimate of these costs has been expensed in the period ended June 30, 2002.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUE. Revenues increased $133,000 or 310% to approximately $176,000 during the three months ended June 30, 2002 from approximately $43,000 for the same period 2001. Revenues increased $115,000 or 50% to $347,000 during the six months ended June 30, 2002 from $232,000 for the same period 2001. The increase in revenues resulted primarily from a significant increase in sales of the SharpShooter product to Linvatec Corporation and the royalties associated with the sales of the SharpShooter by Linvatec to its customers. Linvatec accounted for greater than 50% of revenue for the three and six months ended June 30, 2002 and CenterPulse (formerly Sulzer Medica) accounted for greater than 60% of revenue for the three and six months ended June 30, 2001.

COST OF GOODS SOLD. Cost of goods sold increased by approximately $235,000 for the three and six months ended June 30, 2002. This increase is related to the increase sales of the SharpShooter for the same period, together with the impact of a warranty reserve recorded during the first quarter of 2002. SharpShooter costs accounted for $204,651 and $142,663 and the warranty accrual accounted for $0 and $75,398 in the three and six month periods.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and six months ended June 30, 2002 increased to $715,000 and $1.3 million, from approximately $512,000 and $940,000 for the same periods in 2001. Research and development expenses have increased due to several factors, including (i) an increase in the costs associated with the enrollment stage of the CMI clinical trial currently being conducted in the United States, (ii) an increase in the manufacturing costs unassociated with the production of products for resale, and (iii) an increase in the cost of patent development and maintenance costs.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $373,000 and $722,000 for the three and six months ended June 30, 2002, respectively, compared with from $393,000 and $828,000 for the same periods in 2001. These costs include the costs of marketing, business development, corporate operations, finance and accounting, and other general expenses.

COMPENSATION EXPENSE. Compensation expense associated with stock options and warrants increased significantly from $240,000 for the three months ended June 30, 2001 to $3.0 million for the same period in 2002. The 2002 amount includes the impact of the accelerated vesting of all outstanding stock options of ReGen at the time of the merger with Aros.

OTHER INCOME. Other income increased to $4,000 for the three months ended June 30, 2002 from $2,000 for the same period in 2001. We recognized this increase due to an increase in interest income resulting from an increase in short-term investments.

INTEREST EXPENSE. Interest expense increased from $59,000 to $1.6 million for the three months ended and $137,000 to $1.7 million for the six months ended June 30, 2001 to the same period in 2002 due to the accrual of interest payable and related beneficial conversion of bridge loans into Series G Convertible Preferred stock of ReGen, and the valuation of warrants issued in connection with the conversion of the ReGen bridge loans to preferred stock. See note 6 of the notes to consolidated financial statements for a full description of the bridge loans and associated warrants and beneficial conversion.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investment were $6.25 million as of June 30, 2002 compared with $320,000 as of December 31, 2001. The increase in cash and short term investments is the result of approximately $4.95 million in cash proceeds from Bridge Financings and the issuance of equity securities and approximately $2.95 million in cash and short-term investment from the reverse merger and recapitalization transaction between ReGen and Aros. The cash proceeds from Bridge Financings includes approximately $1 million from debt issued in March of 2002. This debt along with existing Bridge Financing and accrued interest which in the aggregate approximated $2.86 million was converted to Series G Convertible Preferred Stock of ReGen on June 21, 2002 and subsequently into Series A Redeemable Convertible Preferred Stock of the Company. The cash proceeds from the issuance of equity securities includes $105,000 in cash received from the issuance of ReGen Common Stock and $3.86 received from the issuance of additional Series G Convertible Preferred Stock of ReGen.

The reverse merger and recapitalization between ReGen and Aros resulted in the conversion of all ReGen equity securities into equity securities of the Company and provided the Company with access to the existing cash balance of Aros of approximately $2.95 million. Net monetary assets of Aros approximated $2.73 million.

The increases in cash and short-term investments discussed above is offset by cash used in operating activities during the six months ended June 30, 2002 of approximately $1.96 million.

The Company anticipates that its cash and short-term investments will be sufficient to meet its planned ongoing operating and working capital requirements for the next twelve months. Through June 30, 2002, the Company has incurred cumulative net operating losses of approximately $39.5 million. The Company anticipates that it will continue to incur net operating losses that will require additional financing to fund operation at the earliest until the Company receives FDA approval for its CMI product and is able to market the CMI product in the United States. The Company is currently nearing completion of enrollment for the clinical trial of its CMI product. There can be no assurance that such financing can be obtained, or obtained on terms acceptable to the Company.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS


Cautionary Note Regarding Forward-Looking Statements

Such statements are based on the current expectations and beliefs of the managements of Aros and ReGen and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in the Risk Factors section of Aros' most recent annual report on Form 10K, as amended, on file with the Securities and Exchange Commission. Aros' filings with the SEC are available to the public from commercial document-retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

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

Important factors that could cause actual results to differ materially include but are not limited to our ability to complete the CMI clinical trial and obtain FDA approval, our ability to raise obtain additional financing, the ability of our distribution partners to effectively market and sell our products, the timely collection of our accounts receivable, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the occurrence of certain operating hazards and uninsured risks, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, the impact of governmental regulations, changes in technology, marketing risks and one time events on our business and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the ability of our distribution partners to market and sell our products, variable customer demand for our products and services, our investments in research and development or other corporate resources, our ability to effectively and consistently manufacture our products, the ability of our vendors to effectively and timely delivery necessary materials and product components, acquisitions of other companies or assets, the timing of new product introductions, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's obligations as of June 30, 2002 include debt instruments equal to (i) $350,000 in principle with fixed rate interest payable at a rate equal to 7%, which the Company believes approximates fair value, and (ii) approximately $5.7 million in principle with variable rate interest payable at rates ranging from 2.06% to 7.21%, adjusted annually based upon 1% over the 1 year LIBOR at the anniversary of the loans. All principle and accrued interest under these loans mature on the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009.


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

     None.

ITEM 5. OTHER INFORMATION

    None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits.

    The following Exhibits are filed herewith and made a part hereof:

EXHIBIT NO.                              DESCRIPTION
2.1          Agreement and Plan of Merger by and among ReGen Biologics, Inc.,
             Aros Corporation and Aros Acquisition Corporation dated as of
             June 7, 2002
2.2          Agreement and Plan of Merger among the Company, NHA Acquisition
             Corporation, National Health Advisors, Ltd., Scott A. Mason and
             Donald W. Seymour dated as of June 2, 1997 (5)
2.3          Agreement and Plan of Merger among the Company and MetaContent,
             Inc. dated as of March 21, 2001 (2)
2.4          Asset Purchase Agreement between Cerner Corporation and the
             Company dated as of April 7, 2001 (3)
2.5          Amendment No. 1 to Asset Purchase Agreement by and between Cerner
             Corporation and the Company dated as of June 11, 2001 (3)
3.1          Amended and Restated Certificate of Incorporation (1)
3.2          Certificate of Amendment to the Certificate of Incorporation (5)
3.3          Amended and Restated By-Laws (4)
4.1          Specimen Common Stock Certificate (6)
4.2          Rights Agreement between the Company and First Chicago Trust
             Company of New York, dated as of May 6, 1997 (7)
4.3          APACHE Medical Systems, Inc. Employee Stock Option Plan (1)
4.4          APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended
             and Restated Effective May 12, 1999 (8)
4.5          APACHE Medical Systems, Inc. Non-Employee Director Option Plan
             (1)
4.6          Registration Agreement between the Company and Certain
             Stockholders, dated December 28, 1995 (6)
4.7          Amendment No. 1 to Rights Agreement between the Company and
             Equiserve Trust Company, N.A., dated as of June 7, 2002
4.8          Nonqualified Stock Option Agreement between the Company and The
             Cleveland Clinic Foundation, dated August 19, 1994 (6)
4.9          Registration Agreement between the Company and each of Iowa
             Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
             Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart
             Institute dated January 7, 1997 (9)
4.10         Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
             Hospital Medical Center and Mark A. Tannenbaum, M.D., dated
             January 7, 1997 (10)
4.11         Form of Nonqualified Director Stock Option Agreement (11)
4.12         APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended
             and Restated February 23, 1998, including forms of Incentive
             Stock Option Agreement and Nonqualified Stock Option Agreement
             (11)
4.13         APACHE Medical Systems, Inc. Non-Employee Director Supplemental
             Stock Option Plan, Amended and Restated effective May 12, 1999
             (8)
4.14         APACHE Medical Systems, Inc. Non-Employee Director Supplemental
             Stock Option Plan, Amended and Restated effective January 1, 2000
             (7)
4.15         APACHE Medical Systems, Inc. Non-Employee Director Supplemental
             Stock Option Plan, Amended and Restated effective December 9,
             2000 (4)
4.16         APACHE Medical Systems, Inc. Non-Employee Director Supplemental
             Stock Option Plan, Amended and Restated effective December 9,
             2000 (4)
21           Subsidiaries of the registrant
23           Consent of Ernst & Young LLP
99.1         Certification of Chief Executive Officer
99.2         Certification of Chief Financial Officer

** Confidential portions omitted and supplied separately to the Securities and Exchange Commission staff
(1)          Incorporated herein by reference to the Company's Report on Form
             10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
(2)          Incorporated herein by reference to the Company's Report on Form
             10-Q/A for the quarter ended March 31, 2001 (File No. 0-20805)
(3)          Incorporated herein by reference to the Company's Report on Form
             8-K dated April 12, 2001 (File No. 0-20805)
(4)          Incorporated herein by reference to the Company's Report on Form
             10-K for the year ended December 31, 2000 (File No. 0-20805)
(5)          Incorporated herein by reference to the Company's Report on Form
             10-Q for the quarter ended June 30, 2001 (File No. 000-20805)
(6)          Incorporated herein by reference to the Company's Registration
             Statement on Form S-1 (File No. 333-04106)
(7) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)
(8)          Incorporated herein by reference to the Company's Report on Form
             10-Q for the quarter ended March 31, 1999 (File No. 0-20805)
(9) Incorporated herein by reference to the Company's Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
(10)         Incorporated herein by reference to the Company's Report on Form
             10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
(11)         Incorporated herein by reference to the Company's Report on Form
             10-K for the year ended December 31, 1997 (File No. 0-20805)




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


                                END OF FILING