Form 10-Q/A
period 2002-06-30
AROS CORP
filed 2002-09-09
CIK 883697

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-Q/A

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended June 30, 2002

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to                .

                        Commission file number 000-20805
                            ------------------------

                                AROS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                         DELAWARE                                  23-2476415
             (State or other jurisdiction of                    (I.R.S. Employer
              incorporation or organization)                  Identification No.)

              1290 BAY DALE DRIVE, PMB 351, ARNOLD, MARYLAND 21012 (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (410) 349-2431
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]
                            ------------------------

                                   17,045,131
          (Number of shares of common stock, $.01 par value per share, outstanding as of July 31, 2002)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                AROS CORPORATION

                                     INDEX

Introduction

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

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                                  INTRODUCTION

     This Amendment No. 1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 is being refiled in its entirety solely because the signature page in the original filing was inadvertently undated and to correct other clerical issues.

                          PART 1-FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                AROS CORPORATION
                         (A DEVELOPMENT STATE COMPANY)

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)

                                                              JUNE 30, 2002   DECEMBER 31, 2001
                                                              -------------   -----------------
                                                               (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash........................................................    $      1          $      1
Short-term investments......................................       6,253               319
Receivables.................................................          31               136
Receivables from related parties............................          58                 2
Interest receivable.........................................           3                --
Inventory...................................................         239               293
Prepaid expenses and other..................................         241                29
                                                                --------          --------
     TOTAL CURRENT ASSETS...................................       6,826               780
                                                                --------          --------
Property and equipment, net.................................         229               351
Other assets................................................          50                50
                                                                --------          --------
     TOTAL ASSETS...........................................    $  7,105          $  1,181
                                                                ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft..............................................    $     --          $     34
Accounts payable............................................         502               270
Accrued expenses............................................         805               241
Current portion of notes payable and capital leases.........           5                 5
                                                                --------          --------
     TOTAL CURRENT LIABILITIES..............................       1,312               550
                                                                --------          --------
Pension liability...........................................         120                --
Other liabilities...........................................          41                41
Long-term portion of notes payable and capital leases,
  including accrued interest of $632 and $606 at June 30,
  2002 and December 31, 2001, respectively..................       6,687             8,331
Series A redeemable convertible preferred stock, $.01 par
  value; 30,000,000 shares authorized, liquidation
  preference of $6,855; and 15,298,350 shares issued and
  outstanding as of June 30, 2002...........................       6,855                --
STOCKHOLDERS' EQUITY:
Common stock prior to reverse merger and recapitalization...          --                 1
Series A through F preferred stock prior to reverse merger
  and recapitalization......................................          --                 1
Common stock, $.01 par value; 30,000,000 authorized shares;
  17,063,246 shares issued and 17,045,131 shares outstanding
  as of June 30, 2002.......................................         171                --
Series B convertible preferred stock, $.01 par value;
  30,000,000 authorized shares; 12,025,656 shares issued and
  outstanding as of June 30, 2002...........................         120                --
Deferred stock compensation.................................          --            (2,930)
Accumulated other comprehensive loss........................         (34)               --
Additional paid-in capital..................................      31,373            27,058
Accumulated deficit.........................................     (39,540)          (31,871)
                                                                --------          --------
     TOTAL STOCKHOLDERS' EQUITY.............................      (7,910)           (7,741)
                                                                --------          --------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $  7,105          $  1,181
                                                                ========          ========

          See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION
                         (A DEVELOPMENT STATE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)

                                         THREE MONTHS ENDED    SIX MONTHS ENDED       PERIOD FROM
                                              JUNE 30,             JUNE 30,        DECEMBER 21, 1989
                                         -------------------   -----------------    (INCEPTION) TO
                                           2002       2001      2002      2001       JUNE 30, 2002
                                         --------   --------   -------   -------   -----------------
Revenues:
       Sales...........................  $   173    $    43    $   316   $   218       $  1,712
       Royalties.......................        3         --         31        14             97
       Grant and other revenue.........       --         --         --                      433
                                         -------    -------    -------   -------       --------
          Total revenues...............      176         43        347       232          2,242
Expenses:
          Costs of goods sold..........      304         69        579       344          2,122
          Research and development.....      715        512      1,289       940         24,023
          Selling, general and
            administrative.............      373        393        722       828          9,818
          Compensation expense
            associated with stock
            options and warrants.......    3,029        240      3,300       472          5,975
                                         -------    -------    -------   -------       --------
          Total expenses...............    4,421      1,214      5,890     2,584         41,938
                                         -------    -------    -------   -------       --------
Operating loss.........................   (4,245)    (1,171)    (5,543)   (2,352)       (39,696)
       Merger cost.....................     (402)        --       (402)       --           (402)
       Interest income.................        4          2          5         8          1,150
       Interest expense................   (1,618)       (59)    (1,729)     (137)        (2,643)
       License fees....................       --         --         --        --          2,050
                                         -------    -------    -------   -------       --------
Net loss...............................  $(6,261)   $(1,228)   $(7,669)  $(2,481)      $(39,541)
                                         =======    =======    =======   =======       ========
Basic and diluted net income (loss) per
  share:
  Continuing operations................  $ (0.37)   $ (0.07)   $ (0.45)  $ (0.15)      $  (2.32)
                                         =======    =======    =======   =======       ========
Weighted average number of shares used
  for calculation of net loss per share
  based on shares outstanding after
  reverse merger and recapitalization
  for all periods presented............   17,045     17,045     17,045    17,045         17,045
                                         =======    =======    =======   =======       ========

          See accompanying Notes to Consolidated Financial Statements.

                                AROS CORPORATION
                         (A DEVELOPMENT STATE COMPANY)

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     (in thousands, except for share data)

                                         REDEEMABLE
                                         CONVERTIBLE           CONVERTIBLE           CONVERTIBLE
                                     PREFERRED SERIES A      PREFERRED STOCK     PREFERRED SERIES B       COMMON STOCK
                                     -------------------   -------------------   -------------------   -------------------
                                       SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT
                                     ----------   ------   ----------   ------   ----------   ------   ----------   ------
Balance at December 31, 2001.......                         4,481,835    $ 1                            2,528,044    $  1
Issuance of Common Stock...........                                                                       301,930       1
Issuance of Convertible Preferred
 Stock for cash and conversion of
 bridge financing net of issuance
 costs of $138,070.................                         5,564,047      1
Deferred stock compensation
 associated with stock option
 grants in 2002....................
Compensation expense associated
 with stock options outstanding....
Effect of reverse merger and
 recapitalization:
Valuation of warrants associated
 with stock options outstanding....
Valuation of beneficial conversion
 associated with bridge
 financing.........................
Compensation expense associated
 with stock options outstanding
 recognized as a result of the
 reverse merger....................
Conversion of convertible preferred
 shares to Redeemable Convertible
 Preferred Series A at liquidation
 / redemption value................  15,298,350   $6,855   (5,564,047)    (1)
Conversion of convertible preferred
 shares to Common Stock and Series
 B Preferred Shares................                        (4,481,835)    (1)    12,025,656    $120       297,146       3
Conversion of Subsidiary Common
 Stock into Company Common Stock
 and Series B Preferred Shares:
Elimination of Subsidiary Common
 Stock.............................                                                                    (2,829,974)     (1)
Issuance of Company Common Stock...                                                                     7,781,019      78
Company Common Stock and related
 equity held by existing
 shareholders (net of 18,115 shares
 held treasury)....................                                                                     8,966,966      89
Net (loss).........................
                                     ----------   ------   ----------    ---     ----------    ----    ----------    ----
Balance at June 30, 2002...........  15,298,350   $6,855            0    $ 0     12,025,656    $120    17,045,131    $171
                                     ==========   ======   ==========    ===     ==========    ====    ==========    ====

                                                                                                    TOTAL
                                                                                 ACCUMULATED    SHAREHOLDERS'
                                     ADDITIONAL                                     OTHER       (NET CAPITAL
                                       PAID IN       DEFERRED     ACCUMULATED   COMPREHENSIVE    DEFICIENCY)
                                       CAPITAL     COMPENSATION     DEFICIT         LOSS           EQUITY
                                     -----------   ------------   -----------   -------------   -------------
Balance at December 31, 2001.......  $    27,058      $  (30)      $(31,871)                       $(7,741)
Issuance of Common Stock...........          104                                                       105
Issuance of Convertible Preferred
 Stock for cash and conversion of
 bridge financing net of issuance
 costs of $138,070.................        6,716                                                     6,717
Deferred stock compensation
 associated with stock option
 grants in 2002....................          370        (370)
Compensation expense associated
 with stock options outstanding....                      452                                           452
Effect of reverse merger and
 recapitalization:
Valuation of warrants associated
 with stock options outstanding....          657                                                       657
Valuation of beneficial conversion
 associated with bridge
 financing.........................          843                                                       843
Compensation expense associated
 with stock options outstanding
 recognized as a result of the
 reverse merger....................                    2,848                                         2,848
Conversion of convertible preferred
 shares to Redeemable Convertible
 Preferred Series A at liquidation
 / redemption value................   (6,854,906)                                                   (6,855)
Conversion of convertible preferred
 shares to Common Stock and Series
 B Preferred Shares................         (122)
Conversion of Subsidiary Common
 Stock into Company Common Stock
 and Series B Preferred Shares:
Elimination of Subsidiary Common
 Stock.............................            1
Issuance of Company Common Stock...          (78)
Company Common Stock and related
 equity held by existing
 shareholders (net of 18,115 shares
 held treasury)....................        2,678                                    $(34)            2,733
Net (loss).........................                                  (7,669)                        (7,669)
                                     -----------      ------       --------         ----           -------
Balance at June 30, 2002...........  $    31,373      $    0       $(39,540)        $(34)          $(7,910)
                                     ===========      ======       ========         ====           =======

                                AROS CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                              SIX MONTHS ENDED       PERIOD FROM
                                                                  JUNE 30,        DECEMBER 21, 1989
                                                              -----------------    (INCEPTION) TO
                                                               2002      2001       JUNE 30, 2002
                                                              -------   -------   -----------------
OPERATING ACTIVITIES
Net loss....................................................  $(7,669)  $(2,481)      $(39,541)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Issuance of common stock to consultant for services.......       --        --              2
  Issuance of common stock to founders for contributed
    patents.................................................       --        --             42
  Issuance of Series B preferred stock upon conversion of
    interest payable........................................       --        --              6
  Compensation expense associated with stock options........    3,300       472          5,975
  Amortization of debt discount for warrant and beneficial
    conversion feature......................................    1,500        --          1,500
  Reduction in payable to stockholder.......................       --        --            (76)
  Depreciation and amortization.............................      122       145          1,917
  Loss on disposal of property and equipment................       --        --              9
  Interest expense converted to principal...................      140       137            752
  Interest expense converted to equity......................       89        --             89
  Changes in operating assets and liabilities:
    Other current assets and accounts receivables...........       46        78           (229)
    Inventory...............................................       54      (176)          (239)
    Other assets............................................       --        --            (50)
    Accounts payable, accrued liabilities and bank
      overdraft.............................................      452        10            997
    Other liabilities.......................................       --        41             41
                                                              -------   -------       --------
Net cash provided by (used in) operating activities.........   (1,966)   (1,774)       (28,805)
INVESTING ACTIVITIES
Purchases of property and equipment.........................       --       (10)        (1,933)
Changes in short-term investments...........................   (2,982)      231         (3,308)
                                                              -------   -------       --------
Net cash provided by (used in) investing activities.........   (2,982)      221         (5,241)
FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net
  of offering costs.........................................    3,857        --         24,767
Proceeds from issuance of common stock......................      105        --            301
Repayment on capital lease obligations......................       (2)       --           (108)
Proceeds from notes payable.................................      988     1,550         11,410
Payments on notes payable...................................       --        --         (2,323)
                                                              -------   -------       --------
Net cash provided by (used in) financing activities.........    4,948     1,550         34,047
                                                              -------   -------       --------
Net (decrease) increase in cash.............................       --        (3)             1
Cash at beginning of period.................................        1         4             --
                                                              -------   -------       --------
Cash at end of period.......................................  $     1   $     1       $      1
                                                              =======   =======       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash disclosure:
  Issuance of Series B convertible preferred stock upon
    conversion of notes payable.............................  $    --   $    --       $    300
  Equipment purchased pursuant to capital leases............       --        10            114
  Cancellation of stock options with deferred stock
    compensation associated.................................       --        --          1,250
  Net assets assumed in merger..............................    2,733        --          2,733
  Conversion of bridge financing to equity..................    2,860        --          2,860
Cash disclosure:
  Cash paid for interest....................................       --        --            310

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

REVENUE RECOGNITION

     Revenues from sales of products are recognized when goods are shipped. Amounts billed to customers for shipping and handling are included in revenues. Shipping and handling costs are included in costs of goods sold.

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

                           THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                             JUNE 30, 2002        JUNE 30, 2001       JUNE 30, 2002      JUNE 30, 2001
                           ------------------   ------------------   ----------------   ----------------
Accounts receivable:
  Customer A.............          33%                 100%                 33%               100%
  Customer B.............          67%                  --%                 67%                --%
Sales revenues:
  Customer A.............          58%                  67%                 67%                44%
  Customer B.............          42%                  33%                 33%                66%
Royalties:
  Customer A.............         100%                 100%                100%               100%

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

     In August 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, entitled, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This statement is effective for fiscal years beginning after December 15, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Company's consolidated financial statements.

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

4.  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                          JUNE 30, 2002   DECEMBER 31, 2001
                                                          -------------   -----------------
Computer equipment......................................   $   214,582       $   214,582
Office equipment........................................       101,326           101,326
Laboratory equipment....................................       374,203           374,203
Manufacturing equipment.................................       241,412           241,412
Leasehold improvements..................................     1,198,404         1,198,404
                                                           -----------       -----------
                                                             2,129,927         2,129,927
Less accumulated depreciation and amortization..........    (1,900,703)       (1,778,703)
                                                           -----------       -----------
                                                           $   229,224       $   351,224
                                                           ===========       ===========

5.  INVENTORY

     Inventory consists of the following:

                                                          JUNE 30, 2002   DECEMBER 31, 2001
                                                          -------------   -----------------
Raw material............................................    $ 66,178          $ 63,989
Work in process.........................................      83,982            65,116
Finished goods..........................................      88,879           163,431
                                                            --------          --------
                                                            $239,039          $292,536
                                                            ========          ========

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

     In accordance with the terms of the Bridge Loan Agreement and the Notes, on June 21, 2002, the Subsidiary issued 782,602 five year warrants for common stock exercisable for $1.2321 per share, calculated based upon 25% of the principal and interest outstanding on the 2001 notes and 50% of the principal and interest outstanding on the 2002 notes payable as of June 21, 2002, divided by $1.2321 per share (the purchase price per share paid for the Series G Stock). In connection with the Merger of ReGen and Aros, these warrants were assumed by Aros. Subsequent to the merger, the warrants became exercisable for 2,151,765 shares of Aros Common Stock at a price of $0.43 per share. In accordance with the terms of the Bridge Loan Agreement and the Notes, the exercise price and number of shares exercisable under the warrants was not known until the consummation of the Series G financing. Therefore, no value had previously been assigned to the warrants or the beneficial conversion feature of the Bridge Loan Agreement and the Notes. At June 21, 2002 the value of the warrants issues was established as $656,788 and the value of the beneficial conversion was established as $843,566. The sum of these amounts was recorded as a reduction of the borrowings outstanding (debt discount) and an increase in additional paid in capital on June 21, 2002. The warrants and beneficial conversion are fully vested, therefore the entire amount of the debt discount was recorded as interest expense on June 21, 2002.

7.  CAPITAL LEASES

     Future payments under capital lease obligations at June 30, 2002 and December 31, 2001 are as follows:

                                                         JUNE 30, 2002    DECEMBER 31, 2002
                                                         CAPITAL LEASES    CAPITAL LEASES
                                                         --------------   -----------------
2002...................................................     $ 5,006            $ 5,245
2003...................................................          --              2,714
                                                            -------            -------
                                                              5,006              7,959
Amounts representing interest..........................      (1,544)            (2,292)
                                                            -------            -------
                                                            $ 3,462            $ 5,667
                                                            =======            =======

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

TECHNOLOGY LICENSE AGREEMENTS

     In April 1997, the Subsidiary entered into an agreement with a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the Sharp Shooter. The Subsidiary paid $100,000 in 1997 in license fees ($80,000 to the member of the Board of Directors and $20,000 to MPC). Such fees were charged to research and development expense as the related technology was considered by the Subsidiary to be in the development stage, and such technology had no alternative future use. The Subsidiary is required to pay a royalty of up to 6%, consisting of a royalty of up to 4.8% to the member of the Board of Directors and up to 1.2% to an assignee of MPC of net sales on products sold incorporating the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. For the period and year ended June 30, 2002 and December 31, 2001, $8,398 and $14,814, respectively was charged to expense under this agreement. At June 30, 2002 and December 31, 2001, $964 and $9,656, respectively, was accrued under this agreement.

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

     Future minimum lease payments are as follows at December 31, 2001:

2002........................................................   $331,517
2003........................................................    153,929
2004........................................................         --
2005........................................................         --
                                                               --------
                                                               $485,446
                                                               ========

     The Company has employment agreements with an officer of the Company providing for minimum aggregate annual compensation of approximately $275,000 per annum. The contract can be terminated by either party upon a ninety-day notification. Additionally, such employment agreement provides for various incentive compensation payments as determined by the Company's Board of Directors.

     During 2001 and 2002, the Company shipped certain components of the Sharp Shooter that were later identified to have the potential to become non-sterile. These items are being returned to the Company in 2002. Also during 2002, the Company detected residue from its packaging vendor on certain of its CMI packaging materials. The Company identified and discarded all CMI product with the potential for the presence of this material. The Company has estimated the cost related to these items to be approximately $55,000 for the 2001 shipments and $75,398 for the 2002 shipments and the cost of discarded CMI product. These amounts were accrued in the period that the product shipped.

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

     Roll forwards of the benefit obligation, fair value of plan assets and a reconciliation of the pension plan's funded status at November 30, 2001, the measurement date, and significant assumptions follow (in thousands):

                                                                 2001
                                                               ---------
CHANGE IN BENEFIT OBLIGATION
  Beginning of the year.....................................   $ 190,000
     Service cost...........................................          --
     Interest cost..........................................      12,000
     Plan changes and other.................................          --
     Curtailment............................................      (8,000)
     Actuarial loss (gain)..................................     143,000
                                                               ---------
  End of the year...........................................   $ 337,000
                                                               =========
CHANGE IN FAIR VALUE OF ASSETS
  Beginning of the year.....................................   $ 315,000
     Actual return on plan assets...........................    (100,000)
     Employer contributions.................................       2,000
                                                               ---------
  End of the year...........................................   $ 217,000
                                                               =========
RECONCILIATION OF FUNDED STATUS
  (Under)/over funded status................................   $(120,000)
  Unrecognized net actuarial loss (gain)....................          --
                                                               ---------
  Accrued pension cost......................................   $(120,000)
                                                               =========
SIGNIFICANT ASSUMPTIONS:
  Discount rate.............................................        6.26%
  Expected return on plan assets............................        6.26%
  Rate of compensation increase.............................        5.00%

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

     At June 30, 2002 and December 31, 2001, approximately $8,000 and $21,000 of accounts payables were due to related parties. In addition, as of December 31, 2001 and June 30, 2002 the Company had approximately $30,000 and $45,000 payable to Umidi & Company, Inc. of which Brion Umidi is the principal stockholder. Mr. Umidi was hired by the Company as the Company's Senior Vice President and Chief Financial Officer on July 15, 2002.

12.  STOCKHOLDERS' EQUITY

CONVERTIBLE PREFERRED STOCK

     Convertible preferred stock at December 31, 2001 and 2000 is as follows:

                                                                SHARES ISSUED AND OUTSTANDING
                                   LIQUIDATION   DESIGNATED   ---------------------------------
SERIES                             PREFERENCE      SHARES     JUNE 30, 2002   DECEMBER 31, 2001
------                             -----------   ----------   -------------   -----------------
A................................    $0.4481     15,309,822    15,298,350            --
B................................    $0.4592     13,232,798    12,025,656            --
                                                 ----------    ----------             --
Total preferred stock............                28,542,620    27,324,006            --
                                                 ==========    ==========             ==

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

     The fair value of the Company's stock-based awards to employees was estimated assuming the following weighted-average assumptions:

                                                               6 MONTHS ENDED
                                                               JUNE 30, 2002
                                                               --------------
Expected volatility.........................................           83%
Expected life of options in years...........................      10 Years
Risk-free interest rate.....................................            4%
Expected dividend yield.....................................            --

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

     A summary of activity under the Company's stock option plans is as follows:

                                                            OPTIONS OUTSTANDING
                                                -------------------------------------------
                                                                                WEIGHTED-
                                                NUMBER OF                     AVERAGE PRICE
                                                 SHARES     PRICE PER SHARE     PER SHARE
                                                ---------   ---------------   -------------
Balance at December 31, 2001..................  2,255,943   $0.45 - $ 1.45        $1.34
                                                ---------   --------------        -----
  Conversion of ReGen December 31, 2001 to
     Aros Options.............................  6,202,715   $0.16 - $ 0.53        $0.49
  Aros balance at December 31, 2001...........  1,146,268   $0.08 - $13.00        $4.26
  Aros options granted........................      5,000            $0.08        $0.08
  ReGen options granted.......................  2,788,092   $0.13 - $ 0.53        $0.15
  ReGen options exercised.....................   (824,850)           $0.13        $0.13
  Aros options canceled.......................   (388,968)  $0.08 - $13.00        $2.24
                                                ---------   --------------        -----
Balance at June 30, 2002......................  8,928,257   $0.08 - $13.00        $0.82
                                                =========   ==============        =====

     As of June 30, 2002, all outstanding options of the Company were fully exercisable. The weighted average fair value of options granted during 2002 was $409,322, estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in this footnote.

     The following table summarizes information about outstanding options at June 30, 2002:

                                             WEIGHTED-AVERAGE
                                                 REMAINING
                                             CONTRACTUAL LIFE
        PRICE PER SHARE           SHARES         IN YEARS
        ---------------          ---------   -----------------
        $0.00 - $ 0.50           2,780,793         7.37
        $0.51 - $ 1.00           5,672,664         6.79
        $1.01 - $ 2.00              46,694         6.77
        $2.01 - $13.00             428,106         4.04
                                 ---------
                                 8,928,257
                                 =========

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

13.  INCOME TAXES

     The Company had differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2001
                                                               -----------------
Current.....................................................      $        --
Deferred....................................................       (1,663,321)
Valuation allowance.........................................        1,663,321
                                                                  -----------
                                                                  $        --
                                                                  ===========

     The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 2001
                                                               -----------------
Tax at statutory rate.......................................      $(1,472,506)
State taxes.................................................         (198,978)
Permanent items.............................................            8,163
Increase in valuation allowance.............................        1,663,321
                                                                  -----------
                                                                  $        --
                                                                  ===========

     The significant components of the Company's deferred income tax assets and liabilities are as follows:

                                                               DECEMBER 31, 2001
                                                               -----------------
Deferred tax assets:
  Net operating loss carryforward...........................     $ 12,090,721
  R&D credit carryforward...................................          401,782
                                                                 ------------
                                                                   12,492,503
Valuation allowances........................................      (12,492,503)
                                                                 ------------
                                                                 $         --
                                                                 ============

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's obligations as of June 30, 2002 include debt instruments equal to (i) $350,000 in principal with fixed rate interest payable at a rate equal to 7%, which the Company believes approximates fair value, and (ii) approximately $5.7 million in principle with variable rate interest payable at rates ranging from 2.06% to 7.21%, adjusted annually based upon 1% over the 1 year LIBOR at the anniversary of the loans. All principal and accrued interest under these loans mature on the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009.

                          PART II -- OTHER INFORMATION

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

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    2.1       Agreement and Plan of Merger by and among ReGen Biologics,
              Inc., Aros Corporation and Aros Acquisition Corporation
              dated as of June 7, 2002
    2.2       Agreement and Plan of Merger among the Company, NHA
              Acquisition Corporation, National Health Advisors, Ltd.,
              Scott A. Mason and Donald W. Seymour dated as of June 2,
              1997(5)
    2.3       Agreement and Plan of Merger among the Company and
              MetaContent, Inc. dated as of March 21, 2001(2)
    2.4       Asset Purchase Agreement between Cerner Corporation and the
              Company dated as of April 7, 2001(3)
    2.5       Amendment No. 1 to Asset Purchase Agreement by and between
              Cerner Corporation and the Company dated as of June 11,
              2001(3)
    3.1       Amended and Restated Certificate of Incorporation(1)
    3.2       Certificate of Amendment to the Certificate of
              Incorporation(5)
    3.3       Amended and Restated By-Laws(4)
    4.1       Specimen Common Stock Certificate(6)
    4.2       Rights Agreement between the Company and First Chicago Trust
              Company of New York, dated as of May 6, 1997(7)
    4.3       APACHE Medical Systems, Inc. Employee Stock Option Plan(1)
    4.4       APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated Effective May 12, 1999(8)
    4.5       APACHE Medical Systems, Inc. Non-Employee Director Option
              Plan(1)
    4.6       Registration Agreement between the Company and Certain
              Stockholders, dated December 28, 1995(6)
    4.7       Amendment No. 1 to Rights Agreement between the Company and
              Equiserve Trust Company, N.A., dated as of June 7, 2002
    4.8       Nonqualified Stock Option Agreement between the Company and
              The Cleveland Clinic Foundation, dated August 19, 1994(6)
    4.9       Registration Agreement between the Company and each of Iowa
              Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy
              Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa
              Heart Institute dated January 7, 1997(9)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    4.10      Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center,
              P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum,
              M.D., dated January 7, 1997(10)
    4.11      Form of Nonqualified Director Stock Option Agreement(11)
    4.12      APACHE Medical Systems, Inc. Employee Stock Option Plan,
              Amended and Restated February 23, 1998, including forms of
              Incentive Stock Option Agreement and Nonqualified Stock
              Option Agreement(11)
    4.13      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              effective May 12, 1999(8)
    4.14      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              effective January 1, 2000(7)
    4.15      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              effective December 9, 2000(4)
    4.16      APACHE Medical Systems, Inc. Non-Employee Director
              Supplemental Stock Option Plan, Amended and Restated
              effective December 9, 2000(4)
   21         Subsidiaries of the registrant
   99.1       Certification of Chief Executive Officer
   99.2       Certification of Chief Financial Officer

---------------

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

                                          AROS CORPORATION

                                                 /s/ G. E. BISBEE, JR.

                                          --------------------------------------
                                                  Gerald E. Bisbee, Jr.
                                           President, Authorized signatory and
                                                 Chief Accounting Officer

Date: September 9, 2002

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

     I, Gerald E. Bisbee, Jr., certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Aros Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.(1)

                                          /s/  GERALD E. BISBEE, JR.
                                          --------------------------------------
                                          Name: Gerald E. Bisbee, Jr.
                                          Title:  Chief Executive Officer

Date: September 9, 2002

---------------
     1 Portions of the certifications required by Section 302 are omitted herein pursuant to the transition rule released by the Securities and Exchange Commission in Release No. 34-46427.

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

     I, Brion Umidi, certify that:

          1. I have reviewed this quarterly report on Form 10-Q/A of Aros Corporation;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.(1)

                                          /s/  BRION UMIDI
                                          --------------------------------------
                                          Name: Brion Umidi
                                          Title:  Chief Financial Officer

Date: September 9, 2002

---------------
     1 Portions of the certifications required by Section 302 are omitted herein pursuant to the transition rule released by the Securities and Exchange Commission in Release No. 34-46427.
                                        33