Form 10-Q
period 2002-09-30
AROS CORP
filed 2002-11-14
CIK 883697

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002
or

(   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______.

Commission file number 000-20805

AROS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

Delaware	23-2476415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1290 Bay Dale Drive, PMB 351, Arnold, Maryland 21012
(Address of principal executive offices) (Zip Code)

(410) 349-2431
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

17,045,131

(Number of shares of common stock, $.01 par value per share, outstanding as of October 31, 2002)

AROS CORPORATION

INDEX

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2002 (unaudited) and
December 31, 2001
Consolidated Statements of Operations (unaudited) for the Three Months
Ended September 30, 2002 and 2001, Nine Months Ended September 30, 2002 and
2001, and the Period from December 21, 1989 to September 30, 2002
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for
the period from December 21, 1989 (inception) to the Nine Months Ended
September 30, 2002 (unaudited)
Consolidated Statements of Cash Flows (unaudited) for the Nine Months Ended
September 30, 2002 and 2001 and the Period from December 21, 1989 to
September 30, 2002
Notes to Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signatures

     PART 1-FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

AROS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1	$1
Short-term investments	4,955	319
Receivables	63	136
Receivables from related parties	112	2
Interest receivable	2	—
Inventory	216	293
Prepaid expenses and other	228	29

TOTAL CURRENT ASSETS	5,577	780

Property and equipment, net	182	351
Other assets	50	50

TOTAL ASSETS	$5,809	$1,181

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdraft	$—	$34
Accounts payable	590	270
Accrued liabilities	618	241
Current portion of notes payable and capital leases	7	5

TOTAL CURRENT LIABILITIES	1,215	550

Pension liability	120	—
Other liabilities	41	41
Long-term portion of notes payable and capital leases, including accrued interest of $648 and $606 as of September 30, 2002 and December 31, 2001, respectively	6,698	8,331

Series A redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; liquidation preference of $6,855; and 15,298,350 shares issued and outstanding as of September 30, 2002	6,855	—

STOCKHOLDERS’ EQUITY:
Common stock prior to reverse merger and recapitalization	—	1
Series A through F preferred stock prior to reverse merger and recapitalization	—	1
Common stock, $.01 par value; 30,000,000 authorized shares; 17,063,246 shares issued and 17,045,131 shares outstanding as of September 30, 2002	171	—
Series B convertible preferred stock, $.01 par value; 30,000,000 authorized shares; 12,025,653 shares issued and outstanding as of September 30, 2002	120	—
Deferred stock compensation	—	(2,930)
Accumulated other comprehensive loss	(34)	—
Additional paid-in capital	31,373	27,058
Accumulated deficit	(40,750)	(31,871)

TOTAL STOCKHOLDERS’ EQUITY	(9,120)	(7,741)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,809	$1,181

     See accompanying Notes to Consolidated Financial Statements.

AROS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended		December 21, 1989
	September 30,		September 30,		(inception) to
	2002	2001	2002	2001	September 30, 2002

Revenues:
Sales	$381	$54	$698	$273	$2,093
Royalties	7	6	37	19	104
Grant and other revenue	—	—	—	—	433

Total revenues	388	60	735	292	2,630
Expenses:
Costs of goods sold	408	97	988	441	2,530
Research and development	480	518	1,769	1,458	24,503
Selling, general and administrative	777	335	1,499	1,164	10,595
Compensation expense associated with stock options and warrants	—	324	3,300	796	5,975

Total expenses	1,665	1,274	7,556	(3,859)	43,603

Operating loss	(1,277)	(1,214)	(6,821)	(3,567)	(40,973)

Non-operating income (expense)
Merger cost	(113)	—	(515)	—	(515)
Interest and other income	184	2	189	11	1,334
Interest expense	(4)	(147)	(1,732)	(284)	(2,646)
License fees	—	200	—	200	2,050

Net loss	$(1,210)	$(1,159)	$(8,879)	$(3,640)	$(40,750)

Basic and diluted net loss per share:
	$(0.07)	$(0.07)	$(0.52)	$(0.21)	$(2.39)

Weighted average number of shares used for calculation of basic and diluted net loss per share based on shares outstanding after reverse merger and recapitalization for all periods presented	17,045	17,045	17,045	17,045	17,045

     See accompanying Notes to Consolidated Financial Statements.

AROS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Period from December 21, 1989 (inception) to September 30, 2002 (unaudited)
(in thousands, except share data)

	Redeemable Convertible		Convertible		Convertible Preferred
	Preferred Series A		Preferred Stock		Series B		Common Stock

	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990			—	$—			1,400,000	$1

Issuance of common stock at $0.005 per share for cash in November 1991			—	—			700,000	—

Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44,281			725,000	1			—	—

Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $28,482			1,226,338	—			—	—

Net loss from inception (December 21, 1989) through December 31, 1992			—	—			—	—

Balance at December 31, 1992			1,951,338	1			2,100,000	1

Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29,023			550,552	—			—	—

Exercise of common stock options at $0.30 per share for cash in February 1993			—	—			200	—

Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant			—	—			5,000	—

Net loss			—	—			—	—

Balance at December 31, 1993			2,501,890	1			2,105,200	1

Net loss			—	—			—	—

Balance at December 31, 1994			2,501,890	1			2,105,200	1

Net loss			—	—			—	—

Balance at December 31, 1995			2,501,890	1			2,105,200	1

					Total Shareholder's
	Additional			Accumulated Other	(Net Capital
	Paid In	Deferred	Accumulated	Comprehensive	Deficiency)

	Capital	Compensation	Deficit	Loss	Equity

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990	$44	$—	$—		$45

Issuance of common stock at $0.005 per share for cash in November 1991	3	—	—		3

Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44,281	681	—	—		682

Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $28,482	3,650	—	—		3,650

Net loss from inception (December 21, 1989) through December 31, 1992	—	—	(2,476)		(2,476)

Balance at December 31, 1992	4,378	—	(2,476)		1,904

Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29,023	2,448	—	—		2,448

Exercise of common stock options at $0.30 per share for cash in February 1993	1	—	—		1

Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant	1	—	—		1

Net loss	—	—	(1,342)		(1,342)

Balance at December 31, 1993	6,828	—	(3,818)		3,012

Net loss	—	—	(1,463)		(1,463)

Balance at December 31, 1994	6,828	—	(5,281)		1,549

Net loss	—	—	(1,959)		(1,959)

Balance at December 31, 1995	6,828	—	(7,240)		(410)

AROS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Period from December 21, 1989 (inception) to September 30, 2002 (unaudited)
(in thousands, except share data)

	Redeemable Convertible		Convertible		Convertible Preferred
	Preferred Series A		Preferred Stock		Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1995 (carried forward)			2,501,890	$1			2,105,200	$1

Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536,062			1,191,321	—			—	—

Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996			—	—			163,333	—

Net loss			—	—			—	—

Balance at December 31, 1996			3,693,211	1			2,268,533	1

Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53,220			335,314	—			—	—

Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997			—	—			32,111	—

Net loss			—	—			—	—

Balance at December 31, 1997			4,028,525	1			2,300,644	1

Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively			—	—			159,879	—

Compensation expense associated with stock option modifications			—	—			—	—

Net loss			—	—			—	—

Balance at December 31, 1998			4,028,525	1			2,460,523	1

Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999			—	—			42,396	—

Issuance of Series F convertible preferred stock at $8.73 per share for cash			453,310	—			—	—

Compensation expense associated with stock option grants			—	—			—	—

Net loss			—	—			—	—

Balance at December 31, 1999			4,481,835	1			2,502,919	1

					Total Shareholders'
	Additional			Accumulated Other	(Net Capital
	Paid In	Deferred	Accumulated	Comprehensive	Deficiency)

	Capital	Compensation	Deficit	Loss	Equity

Balance at December 31, 1995 (carried forward)	$6,828	$—	$(7,240)		$(410)

Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536,062	8,101	—	—		8,101

Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	43	—	—		43

Net loss	—	—	(1,931)		(1,931)

Balance at December 31, 1996	14,972	—	(9,171)		5,803

Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53,220	2,378	—	—		2,378

Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	5	—	—		5

Net loss	—	—	(3,868)		(3,868)

Balance at December 31, 1997	17,355	—	(13,039)		4,318

Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	108	—	—		108

Compensation expense associated with stock option modifications	56	—	—		56

Net loss	—	—	(3,815)		(3,815)

Balance at December 31, 1998	17,519	—	(16,854)		667

Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	32	—	—		32

Issuance of Series F convertible preferred stock at $8.73 per share for cash	3,956	—	—		3,956

Compensation expense associated with stock option grants	3,436	(3,247)	—		189

Net loss	—	—	(5,458)		(5,458)

Balance at December 31, 1999	24,943	(3,247)	(22,312)		(614)

AROS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Period from December 21, 1989 (inception) to September 30, 2002 (unaudited)
(in thousands, except share data)

	Redeemable Convertible		Convertible		Convertible
	Preferred Series A		Preferred Stock		Preferred Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999 (carried forward)			4,481,835	$1			2,502,919	$1

Compensation expense associated with stock option grants in prior year			—	—			—	—

Compensation expense associated with stock option grants in current year			—	—			—	—

Stock options cancelled during 2000			—	—			—	—

Net loss			—	—			—	—

Balance at December 31, 2000			4,481,835	1			2,502,919	1

Exercise of common stock options at $.10 per share in 2001			—	—			25,000	—

Exercise of common stock options at $1.45 per share in 2001			—	—			125	—

Compensation expense associated with stock option grants in prior years			—	—			—	—

Compensation expense associated with stock option grants in current year			—	—			—	—

Stock options cancelled during 2001			—	—			—	—

Deferred stock compensation associated with stock option grants to non-employees in 2001			—	—			—	—

Net loss			—	—			—	—

Balance at December 31, 2001			4,481,835	1			2,528,044	1

					Total Shareholders'
				Accumulated Other	(Net Capital
	Additional Paid In	Deferred	Accumulated	Comprehensive	Deficiency)

	Capital	Compensation	Deficit	Loss	Equity

Balance at December 31, 1999 (carried forward)	$24,943	$(3,247)	$(22,312)		$(614)

Compensation expense associated with stock option grants in prior year	—	738	—		738

Compensation expense associated with stock option grants in current year	2,124	(1,642)	—		482

Stock options cancelled during 2000	(1,089)	1,089	—		—

Net loss	—	—	(5,229)		(5,229)

Balance at December 31, 2000	25,978	(3,062)	(27,541)		(4,623)

Exercise of common stock options at $.10 per share in 2001	3	—	—		3

Exercise of common stock options at $1.45 per share in 2001	—	—	—		—

Compensation expense associated with stock option grants in prior years	—	935	—		935

Compensation expense associated with stock option grants in current year	1,010	(833)	—		177

Stock options cancelled during 2001	(161)	161	—		—

Deferred stock compensation associated with stock option grants to non-employees in 2001	228	(131)	—		97

Net loss	—	—	(4,330)		(4,330)

Balance at December 31, 2001	27,058	(2,930)	(31,871)		(7,741)

AROS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Period from December 21, 1989 (inception) to September 30, 2002 (unaudited)
(in thousands, except share data)

	Redeemable Convertible		Convertible		Convertible Preferred

	Preferred Series A		Preferred Stock		Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001 (carried forward)			4,481,835	$1			2,528,044	$1

Issuance of Common Stock							301,930	1

Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138,070			5,564,047	1

Deferred stock compensation associated with stock option grants in 2002

Compensation expense associated with stock options outstanding

Effect of reverse merger and recapitalization:

Valuation of warrants associated with bridge financing

Valuation of beneficial conversion associated with bridge financing

Compensation expense associated with stock options outstanding recognized as a result of the reverse merger

Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,350	$6,855	(5,564,047)	(1)

Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares			(4,481,835)	(1)	12,025,653	$120	297,146	3

Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:

Elimination of Subsidiary Common Stock							(2,829,974)	(1)

Issuance of Company Common Stock							7,781,019	78

Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury							8,966,966	89

Net loss

Balance at September 30, 2002 (unaudited)	15,298,350	$6,855	0	$0	12,025,653	$120	17,045,131	$171

					Total

				Accumulated	Shareholders'
	Additional			Other	(Net Capital

	Paid In	Deferred	Accumulated	Comprehensive	Deficiency)

	Capital	Compensation	Deficit	Loss	Equity

Balance at December 31, 2001 (carried forward)	$27,058	($2,930)	($31,871)		($7,741)

Issuance of Common Stock	104				105

Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138,070	6,716				6,717

Deferred stock compensation associated with stock option grants in 2002	370	(370)

Compensation expense associated with stock options outstanding		452			452

Effect of reverse merger and recapitalization:

Valuation of warrants associated with bridge financing	657				657

Valuation of beneficial conversion associated with bridge financing	843				843

Compensation expense associated with stock options outstanding recognized as a result of the reverse merger		2,848			2,848

Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	(6,854)				(6,855)

Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	(122)

Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:

Elimination of Subsidiary Common Stock	1

Issuance of Company Common Stock	(78)

Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	2,678			($34)	2,733

Net loss			(8,879)		(8,879)

Balance at September 30, 2002 (unaudited)	$31,373	$0	($40,750)	($34)	($9,120)

See accompanying notes.

AROS CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Nine Months Ended		Period from December 21, 1989 (Inception) to
	September 30,		September 30,
	2002	2001	2002

OPERATING ACTIVITIES
Net loss	$(8,879)	$(3,640)	$(40,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of common stock to consultant for services	—	—	2
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Compensation expense associated with stock options	3,300	796	5,975
Amortization of debt discount for warrant and beneficial conversion feature	1,500	—	1,500
Reduction in payable to stockholder	—	—	(76)
Depreciation and amortization	179	214	1,974
Loss on disposal of property and equipment	—	—	9
Interest expense converted to principal	144	284	755
Interest expense converted to equity	89	—	89
Changes in operating assets and liabilities:
Other current assets and receivables	(26)	92	(351)
Inventory	77	(156)	(216)
Accounts payable, accrued expenses and bank overdraft	353	(87)	898
Other liabilities	—	41	41

Net used in operating activities	(3,263)	(2,456)	(30,102)

INVESTING ACTIVITIES
Purchases of property and equipment	—	(13)	(1,933)
Changes in short-term investments	(1,684)	440	(2,011)

Net cash provided by (used in) investing activities	(1,684)	427	(3,944)

FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of offering costs	3,857	—	24,767
Proceeds from issuance of common stock	105	—	301
Repayment on capital lease obligations	(3)	(1)	(109)
Proceeds from notes payable	988	2,030	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by financing activities	4,947	2,029	34,046

Net (decrease) increase in cash	—	—	—
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	10	10	124
Cancellation of stock options with deferred stock compensation	—	—	1,250
Net assets assumed in reverse merger	2,733	—	2,733
Conversion of bridge financing to equity	2,860	—	2,860
Cash disclosure:
Cash paid for interest	—	—	310

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(A DEVELOPMENT STAGE COMPANY)
(UNAUDITED)

1. NATURE OF BUSINESS

Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management information services. The Company sold or discontinued all APACHE business and changed its name to Aros Corporation in 2001.

On June 21, 2002 Aros Corporation (“Aros” or the “Company”) acquired ReGen Biologics, Inc. (“ReGen” or the “Subsidiary”), a privately held tissue engineering company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue. The merger included all of ReGen’s business and operating activities and employees. The Company continues ReGen’s business out of ReGen’s current headquarters in Franklin Lakes, New Jersey. ReGen’s business will comprise substantially all of the business conducted by Aros for the foreseeable future. Accordingly, discussions of the Company’s business are, in effect, a discussion of ReGen’s operations. Hereinafter, the merged entity is referred to as the Company.

Pursuant to the merger, Aros has issued approximately 35.4 million shares of its capital stock to former ReGen stockholders in exchange for all of the issued and outstanding stock of ReGen. In addition, Aros has assumed ReGen’s outstanding stock options and warrants to purchase up to an aggregate of approximately 11 million shares of Aros Common Stock and 1.2 million shares of Aros Series B Convertible Preferred Stock on a post merger basis. Following the merger, former ReGen stockholders owned approximately 80% of Aros outstanding capital stock.

ReGen Biologics, Inc., a Delaware corporation, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990 for the purpose of research and development and, ultimately, the sale of collagen-based technologies and products to stimulate re-growth of tissues that, under natural conditions, do not regenerate adequately in humans.

ReGen has two products currently being marketed, the SharpShooter Tissue Repair System (“SharpShooter”) and the Collagen Meniscus Implant (“CMI”). ReGen’s activities to date have consisted principally of raising capital, conducting research and development activities, developing and marketing and obtaining regulatory approval for its products. The SharpShooter has received marketing clearance for sale in the United States by the United States Food and Drug Administration (“FDA”) and has been cleared for marketing in Europe, Canada, Japan and Australia. The CMI in 2000 received the CE Mark for distribution in the European Economic Community and in 2002 has been cleared for marketing in Australia. ReGen has completed the required enrollment for its CMI clinical trial in the United States. ReGen will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, ReGen is still considered a development stage enterprise. Management believes that ReGen will emerge from development stage when the CMI product is available for sale in the U.S. and/or sales of all of its products have reached a volume that will provide for positive gross margin.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements were prepared by the Company in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information included herein is unaudited. However, in the opinion of the Company’s management, all adjustments (which include normal recurring adjustments) considered necessary for a fair presentation have been made. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, but the Company believes that the disclosures made are adequate to make the information presented not misleading. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements and notes thereto of the Subsidiary for the year ended December 31, 2001 included in the Form 8-K/A, filed with the Commission on September 4, 2002. Results for interim periods are not necessarily indicative of the results for any other interim period or for the full fiscal year.

On June 21, 2002, the Company approved a merger of the Subsidiary into Aros Acquisition Corporation, a wholly owned subsidiary of Aros. The acquisition of the Subsidiary has been recorded for accounting purposes as a reverse merger and recapitalization, whereby the Subsidiary is assumed to be the accounting acquirer of the Company. For purposes of this filing and future filings, the historical financial statements of the Subsidiary including related notes have replaced the prior historical financial statements of the Company. On the date of the merger between the Subsidiary and the Company, the assets and liabilities of the Company were merged into the historical balance sheet of the Subsidiary for consolidated financial statement purposes as if the Subsidiary had acquired the Company. The common and preferred stock of the Subsidiary that was outstanding at the date of the merger was replaced with the common and preferred stock (along with additional paid in capital) of the Company including those shares issued to consummate the merger. The historical retained earnings deficits of the Subsidiary were carry forward into the merged company.

For the nine months ended September 30, 2002, the pro forma amounts indicating results as if the merger had taken place on January 1,

2002 for revenue, net loss and earnings per share were $736,000, ($8,891,000) and ($0.52), respectively.

Costs associated with the merger include estimated legal and accounting fees and an estimate of the costs to be incurred to register the unregistered shares distributed to the former shareholders of the Subsidiary in connection with the merger. Management’s estimate of these costs was $402,000 and had been expensed in the second quarter during fiscal 2002. A change in the estimate due to additional accounting and legal fees of $113,000 has been made and expensed in the three months ended September 30, 2002, increasing the total estimated costs associated with the merger to $515,000. Management will continue to refine the estimate as new information is received.

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

STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25) using the intrinsic value method. The Company accounts for its nonemployee stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, (SFAS 123) using the fair value method.

REVENUE RECOGNITION

Revenues from sales of products are recognized when goods are shipped. Amounts billed to customers for shipping and handling are included in revenues. Shipping and handling costs are included in costs of good sold. Certain customers that make up 100% of sales for certain products are required to purchase minimum quantities.

If determinable at the time results are published by the Company, royalties are recognized when the licensee has sold the product to the end user and the Company has fulfilled its obligations under the applicable agreement. If not determinable at the time results are published, royalties are recognized in the period they become determinable.

License fees represent payments received from distributors for exclusive perpetual licenses to sell the Company’s products in various geographic areas. These fees are recognized as other income when all performance criteria in the underlying agreement have been met.

RESEARCH AND DEVELOPMENT COSTS

All research and development costs are charged to expense as incurred.

PATENT AND LICENSING COSTS

The Company records costs incurred to obtain patents and licenses as research and development expense.

ADVERTISING COSTS

All advertising costs are expensed as incurred.

COMPREHENSIVE LOSS

Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive loss comprises a minimum pension liability and unrealized gains and losses on short-term investments, which have been immaterial to date, and total comprehensive loss closely approximated net loss in each fiscal period presented.

FAIR VALUE OF FINANCIAL INSTRUMENTS AND CONCENTRATIONS

The carrying amount of the Company’s notes payable approximates fair value. The carrying amount of the Company’s cash, short-term investments, receivables, receivables from related parties, accounts payables and accrued expenses approximates fair value due to their short-term nature.

The Company currently has two principal customers, which market and sell the Company’s two current products. Customer A has the license to sell the Sharp Shooter product. Customer B, which is also a shareholder of the Company, has the license to sell the CMI product outside of the United States. Concentrations of receivables and revenues by customer as of and for the three and nine months ended September 30, 2002 and 2001 are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Accounts receivable:
Customer A	34%	100%	34%	100%
Customer B	66%	—%	66%	—%

Sales revenues:
Customer A	61%	78%	62%	51%
Customer B	39%	22%	38%	49%

Royalties:
Customer A	100%	100%	100%	100%

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain fiscal 2001 and inception to December 31, 2001 balances have been reclassified to conform to the current year’s presentation.

4. SHORT-TERM INVESTMENTS

At September 30, 2002 and December 31, 2001, all investments are debt securities classified as available-for-sale, and, accordingly, are carried at fair value, which approximates amortized cost. The cost of securities sold is based on the specific identification method, when applicable. The Company had $4,955,892 and $319,452 of short-term investments invested in U.S. government agency notes as of September 30, 2002 and December 31, 2001, respectively. The Company did not have any material realized or unrealized gains or losses at September 30, 2002 and December 31, 2001 and for the periods then ended.

5. INVENTORY

Inventory consists of the following:

	September 30, 2002	December 31, 2001

Raw material	$18,440	$63,989
Work in process	79,885	65,116
Finished goods	117,691	163,431

	$216,016	$292,536

Inventory was adjusted down $26,193 and $40,847 during 2002 and 2001, respectively, to reflect values at the lower of cost or market.

6. NOTES PAYABLE

CREDIT AGREEMENT AND 2000 CREDIT AGREEMENT

On November 30, 1998, the Subsidiary entered into a Credit Facility (Credit Agreement) with a shareholder. The Credit Agreement provided for financing up to $2,042,600. As of September 30, 2002, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on December 1, 2003 and bears interest that compounds annually, at LIBOR, adjusted annually, ranging from 1.96% — 2.39% through the fiscal period September 30, 2002. Accrued interest on this note is due upon maturity of the underlying principal. During 2002, this Credit Agreement was amended to extend the maturity date of the facility to the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Subsidiary may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity.

On March 15, 2000 the Subsidiary entered into another Credit Facility (2000 Credit Agreement) with the same shareholder as the Credit Agreement. The 2000 Credit Agreement provided for financing up to $4,000,000. As of September 30, 2002, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on March 14, 2005, and bears interest, that compounds annually, at LIBOR, adjusted annually, ranging from 1.78% — 7.00% through the fiscal period September 30, 2002. Accrued interest on this note is due upon maturity of the underlying principal. During 2002, this 2000 Credit Agreement was amended to extend the maturity date of the facility to the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity.

In connection with the Credit Agreement and the 2000 Credit Agreement, the lender has obtained a security interest in certain of the Company’s intellectual properties.

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

On June 21, 2002, the Subsidiary issued 5,564,048 shares of Series G Convertible Preferred Stock (Series G Stock) to existing shareholders of the Subsidiary for $1.2321 per share. Cash of $4,000,000 was received for 3,246,490 of the shares issued. The remaining 2,317,558 shares were issued upon conversion of the borrowings under the Bridge Loan Agreement and Notes, principal and accrued interest from 2001 and 2002 financings with a value of approximately $2,860,000. Subsequent to the conversion of these notes payable into Series G Stock, and also on June 21, 2002, in connection with the merger of ReGen and Aros, the Series G Stock was exchanged for Series A Convertible Preferred Stock of Aros Corporation at a rate of 2.7495 Aros Series A Stock for each share of ReGen Series G Stock, resulting in 6,372,126 shares of Aros Series A Stock.

In accordance with the terms of the Bridge Loan Agreement and the Notes, on June 21, 2002, the Subsidiary issued 782,602 five year warrants for common stock exercisable for $1.2321 per share, calculated based upon 25% of the principal and interest outstanding on the 2001 notes and 50% of the principal and interest outstanding on the 2002 notes payable as of June 21, 2002, divided by $1.2321 per share (the purchase price per share paid for the Series G Stock). In connection with the Merger of ReGen and Aros, these warrants were assumed by Aros. Subsequent to the merger, the warrants became exercisable for 2,151,765 shares of Aros Common Stock at a price of $0.43 per share. In accordance with the terms of the Bridge Loan Agreement and the Notes, the exercise price and number of shares exercisable under the warrants was not known until the consummation of the Series G financing. Therefore, no value had previously been assigned to the warrants or the beneficial conversion feature of the Bridge Loan Agreement and the Notes. At June 21, 2002 the value of the warrants issued was established as $656,788 and the value of the beneficial conversion was established as $843,566. The sum of these amounts was recorded as a reduction of the borrowings outstanding (debt discount) and an increase in additional paid in capital on June 21, 2002. The warrants and beneficial conversion are fully vested, therefore the entire amount of the debt discount was recorded as interest expense on June 21, 2002.

7. CAPITAL LEASES

Future payments under capital lease obligations at September 30, 2002 are as follows:

September 30, 2002

2002	$1,682
2003	7,235
2004	4,384
2005	3,284

16,585
Amounts representing interest	(2,488)

$14,097

Included in property and equipment at September 30, 2002 and December 31, 2001 is $21,142 and $10,489, respectively, related to capital leases. The leases have terms of 2 and 3 years and imputed interest rates of 8.3% and 14.24%. The new capital lease was for computers.

8. COMMITMENTS AND CONTINGENCIES

During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. These items are being returned to the Company in 2002. Also during 2002, the Company detected residue from its packaging vendor on certain of its CMI packaging materials. The Company identified and discarded all CMI products with the potential for the presence of this material. The Company has estimated the cost related to these items to be approximately $113,000. These amounts were recorded as accrued liabilities in the product recall inventory warranty reserve in the period the product was shipped. The reworked products will ultimately be issued back to the customers.

9. RELATED PARTY TRANSACTIONS

The Company has a cost reimbursement agreement with a shareholder of the Company. For the period and year ended September 30, 2002 and December 31, 2001, the Company is entitled to reimbursement of approximately $8,000 and $74,000, respectively, in developmental costs, all of which has been received year to date.

For the fiscal periods ended September 30, 2002 and December 31, 2001 39% and 77%, respectively of the Company’s revenues were from sales to Centerpulse Orthopedic Limited, a related party.

At September 30, 2002 and December 31, 2001, approximately $6,000 and $21,000 of accounts payables were due to related parties.

10. STOCK OPTIONS

A summary of activity under the Company’s stock option plans is as follows:

	OPTIONS OUTSTANDING

	NUMBER OF	PRICE PER
	SHARES	SHARE

Balance at December 31, 2001	2,255,943	$0.45 - $1.45

Conversion of ReGen December 31,2001 to	6,202,715	$0.16 - $0.53
Aros Options
Aros balance at December 31, 2001	1,146,268	$0.08 - $13.00
Aros options granted	5,000	$0.08
ReGen options granted	2,788,092	$0.13 - $0.53
ReGen options exercised	(824,850)	$0.13

Aros options canceled	(388,968)	$0.08 - $13.00
Aros options granted	1,717,000	$0.19

Balance at September 30, 2002	10,645,257	$0.08 - $13.00

During the three month period ended September 30, 2002, the Company granted options for 1,717,000 shares of common stock. A portion of those grants, representing options for 825,000 shares of common stock contain accelerated vesting provisions based on corporate and individual performance criteria, including specific financial and operational measures. Assuming continued employment, the options subject to performance measures will vest, regardless of performance, on the fifth anniversary of the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

BUSINESS DEVELOPMENTS

On June 21, 2002, Aros Corporation (“Aros”, the “Company”) acquired ReGen Biologics, Inc. (“ReGen”, the “Subsidiary”), a privately held tissue engineering company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue. The merger included all of ReGen’s business and operating activities and employees. The Company will continue ReGen’s business out of ReGen’s current headquarters in Franklin Lakes, New Jersey.

Pursuant to the merger, Aros has issued approximately 35.4 million shares of its capital stock to former ReGen stockholders in exchange for all of the issued and outstanding stock of ReGen. In addition, Aros assumed ReGen’s outstanding stock options and warrants to purchase up to an aggregate of approximately 11 million shares of Aros Common Stock and 1.2 million shares of Aros Preferred Series B Convertible Preferred Stock on a post merger basis. Following the merger, former ReGen stockholders owned approximately 80% of Aros outstanding capital stock.

Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management information services. The Company sold or discontinued all APACHE business and changed its name to Aros Corporation in 2001.

ReGen Biologics, Inc., a Delaware corporation, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990 for the purpose of research and development and, ultimately, the sale of collagen-based technologies and products to stimulate re-growth of tissues that, under natural conditions, do not regenerate adequately in humans.

ReGen has two products currently being marketed, the SharpShooter Tissue Repair System (“SharpShooter”) and the Collagen Meniscus Implant (“CMI”). ReGen’s activities to date have consisted principally of raising capital, conducting research and development activities, developing and marketing and obtaining regulatory approval for its products. The SharpShooter has received marketing clearance for sale in the United States by the United States Food and Drug Administration (“FDA”) and has been cleared for marketing in Europe, Canada, Japan and Australia. The CMI in 2000 received the CE Mark for distribution in the European Economic Community and in 2002 has been cleared for marketing in Australia. ReGen has completed the required enrollment for its CMI clinical trial in the United States. ReGen will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, ReGen is still considered a development stage enterprise. Management believes that ReGen will emerge from development stage when the CMI product is available for sale in the U.S. and/or sales of all of its products have reached a volume that will provide for positive gross margin.

The Company’s two current products, the SharpShooter and CMI, are marketed and distributed by two companies. Centerpulse Orthopedics Limited is the exclusive distributor of the CMI outside the United State, and Linvatec, a division of Conmed, Inc. is currently the exclusive worldwide distributor of the SharpShooter.

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

We have identified below some of our more significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see Footnote 3 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements.

REVENUE RECOGNITION

We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial

Statements”, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured. Certain customers that make up 100% of sales for certain products are required to purchase minimum quantities.

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

License fees represent payments received from distributors for exclusive perpetual licenses to sell the Company’s products in various geographic areas. These fees are recognized as other income when all performance criteria in the underlying agreement have been met. Generally, license fees for existing license arrangements are not recurring.

The Company’s history of product returns has been insignificant, therefore no reserve for returns and allowances has been provided. Reserves for product recalls in 2001 and 2002 were estimated based on the costs to be incurred to recall and rework the product.

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

STOCK BASED COMPENSATION

The Company accounts for its employee stock-based compensation in accordance with the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25) using the intrinsic value method. The Company accounts for its nonemployee stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock Based Compensation”, (SFAS 123) using the fair value method.

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

Costs associated with the merger include estimated legal and accounting fees and an estimate of the costs to be incurred to register the unregistered shares distributed to the former shareholders of the Subsidiary in connection with the merger. Management’s estimate of these costs was $402,000 and had been expensed in the second quarter during fiscal 2002. A change in the estimate due to additional accounting and legal fees of $113,000 has been made and expensed in the three months ended September 30, 2002, increasing the total estimated costs associated with the merger to $515,000. Management will continue to refine the estimate as new information is received.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUE. Revenues increased $328,000 or 547% to approximately $388,000 during the three months ended September 30, 2002 from approximately $60,000 for the same period 2001. Revenues increased $443,000 or 152% to $735,000 during the nine months ended September 30, 2002 from $292,000 for the same period 2001. The increase in revenues resulted primarily from an increase in SharpShooter sales of approximately $182,000 and $256,000 for the three and nine months, respectively, as well as, an increase in CMI sales of approximately $134,000 and $114,000 for the three and nine months, respectively. Sales to and royalties received from Linvatec accounted for greater than 60% of revenue for the three and nine months ended September 30, 2002.

COST OF GOODS SOLD. Cost of goods sold increased by approximately $311,000 and $547,000 for the three and nine months ended

September 30, 2002. This increase is related to the increase in sales for the same period, together with the impact of a product recall reserve recorded during the first quarter of 2002 offset by the reduction of the remaining portion of a previously existing product recall reserve in the third quarter. The product recall reserve recorded was $30,567 and $112,885 during the three and nine month periods, respectively. At September 30, 2002 the reserve accounts for only the suture recall. Management has increased the product recall reserve relating to the faulty SharpShooter component packaging during the three months ended September 30, 2002 due to increased actual collections of the recalled products compared to prior quarter estimates. The reduction of the remaining portion of the product recall reserve of $48,080 related to the CMI product during the three months ended September 30, 2002. No product recall reserve was deemed necessary regarding the CMI product since all of the damaged product had been returned and disposed of properly. See footnote 8 in the financial statements for further discussion.

RESEARCH AND DEVELOPMENT. For the three months ended September 30, 2002 research and development expenses decreased to $480,000, from approximately $518,000 for the same period in 2001. The decrease in costs was due to an increase in production of the CMI product, whereby costs associated with production are included in inventory and are subsequently expensed to cost of goods sold when the products are sold. For the nine months ended September 30, 2002 research and development expenses increased to $1.8 million, from approximately $1.5 million for the same periods in 2001. This increase was due primarily to an increase in the costs associated with the enrollment stage of the CMI clinical trial currently being conducted in the United States.

SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses were $777,000 and $1.5 million for the three and nine months ended September 30, 2002, respectively, compared with $335,000 and $1.2 million for the same periods in 2001. These costs include the costs of marketing, business development, corporate operations, finance and accounting, and other general expenses, and have increased primarily as a result of the merger and the cost associated with regulatory reporting and other necessary activities of being a public company, which would not have been reflected in the 2001 operating results and due to the reclassification of rental income equal to $135,000 to other income.

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants was $0 and $3.3 million for the three and nine months ended September 30, 2002, respectively, compared to $324,000 and $796,000 for the same period in 2001. The 2002 amount includes the impact of the accelerated vesting of all outstanding stock options of ReGen at the time of the merger with Aros.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of merger costs, interest income and other income. The merger cost increased $113,000 due to additional accounting and legal expenses incurred during the third quarter of fiscal year 2002. Interest and other income increased to $184,000 for the three months ended September 30, 2002 from $2,000 for the same period in 2001. This increase was primarily the result of a reclassification of rental income equal to $135,000 to other income, and the receipt of funds, which related to a previously discontinued product line. Interest expense decreased $143,000 for the three months ended September 30, 2002 from the same period in 2001 and increased $1.5 million for the nine months ended September 30, 2002 from the same period in 2001. The decrease during the three-month period is a result of the elimination of interest on the bridge loan financing which was converted to equity in the second quarter fiscal 2002. The increase during the nine-month period primarily is a result of the interest expense associated with the debt discount and beneficial conversion feature related to the bridge loan financing at conversion during the second quarter of fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments were $4.96 million as of September 30, 2002 compared with $319,000 as of December 31, 2001. The increase in cash and short term investments is the result of approximately $4.95 million in cash proceeds from the issuance of equity securities and 2002 bridge financings, and approximately $2.95 million in cash and short-term investment from the reverse merger and recapitalization transaction between ReGen and Aros. The cash proceeds from bridge financings included approximately $1 million from debt issued in March of 2002. This debt along with existing bridge financing and accrued interest which in the aggregate approximated $2.86 million was converted to Series G Convertible Preferred Stock of ReGen on June 21, 2002 and subsequently into Series A Redeemable Convertible Preferred Stock of the Company. The cash proceeds from the issuance of equity securities includes $105,000 in cash received from the issuance of ReGen Common Stock and $3.9 million received from the issuance of additional Series G Convertible Preferred Stock of ReGen. During the nine months ended September 30, 2002, total cash of $4.95 million was provided by financing activities.

Cash used in operating activities of $3.3 million, resulted from a net loss of $8.9 million, offset by significant non-cash expenses, including $3.3 million in compensation expenses associated with stock options and $1.5 million of amortization relating to the debt discount for the warrant and beneficial conversion feature. Other non-cash items and changes in working capital assets and liabilities resulted in an approximate $816,000 increase in operating cash.

During the nine months ended September 30, 2002, the Company invested $1.7 million into short term investments.

The Company anticipates that its cash and short-term investments will be sufficient to meet its planned ongoing operating and working capital requirements for approximately the next 12 months. Through September 30, 2002, the Company has incurred cumulative net operating losses of approximately $40.75 million. The Company anticipates that it will continue to incur net operating losses that will require additional financing to fund operation at the earliest until the Company receives FDA approval for its CMI product and is able to market the CMI product in the United States. The Company has completed the required enrollment for the United States clinical trial of its CMI product. There can be no assurance that such financing can be obtained, or obtained on terms acceptable to the Company.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

Such statements are based on the current expectations and beliefs of the managements of Aros and ReGen and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in the Risk Factors section of Aros’ current report on Form 8-K dated September 4, 2002, as amended, on file with the Securities and Exchange Commission. Aros’ filings with the SEC are available to the public from commercial document-retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

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

Important factors that could cause actual results to differ materially include but are not limited to our ability to complete the CMI clinical trial and obtain FDA approval, our ability to obtain additional financing, the ability of our distribution partners to effectively market and sell our products, the timely collection of our accounts receivable, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the occurrence of certain operating hazards and uninsured risks, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, the impact of governmental regulations, changes in technology, marketing risks and one time events on our business and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

Our quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the ability of our distribution partners to market and sell our products, variable customer demand for our products and services, our investments in research and development or other corporate resources, our ability to effectively and consistently manufacture our products, the ability of our vendors to effectively and timely deliver necessary materials and product components, acquisitions of other companies or assets, the timing of new product introductions, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s obligations as of September 30, 2002 include debt instruments equal to (i) $350,000 in principal with fixed rate interest payable at a rate equal to 7%, which the Company believes approximates fair value, and (ii) approximately $5.7 million in principal with variable rate interest payable at rates ranging from 1.78% to 7.21%, adjusted annually based upon 1% over the 1 year LIBOR at the anniversary of the loans. All principal and accrued interest under these loans mature on the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Management has reviewed this system of disclosure controls and procedures, and believes that the system is operating effectively to ensure appropriate disclosure.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently subject to, and none of its properties are subject to, any material legal proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders will take place on November 26, 2002. A Notice of Annual Meeting of Stockholders and proxy statement was sent to each stockholder of record as of November 4, 2002 on November 6, 2002. At the annual meeting the stockholders will vote on the following proposals:

1.	To approve an increase in the number of authorized shares of Aros common stock from 30,000,000 to 130,000,000 and the number of authorized shares of Aros preferred stock from 30,000,000 to 60,000,000;

2.	To approve the change of our name to ReGen Biologics, Inc. and the accompanying ticker symbol change;

3.	To approve a 1 for 6 reverse stock split of all Aros authorized common stock and preferred stock;

4.	To elect Gerald E. Bisbee, Jr., Ph.D., Alan Baldwin, Richard Fritschi, Robert G. McNeil, Ph.D., and J. Richard Steadman, M.D. as directors for the next year;

5.	To approve the proposal to amend our Employee Stock Option Plan;

6.	To approve the proposal to amend our Non-Employee Director Stock Option Plan;

7.	To ratify the appointment of Ernst & Young LLP as Aros’ independent accountants for the current fiscal year; and

8.	To transact such other business as may properly come before the meeting or any adjournment thereof.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits.

The following Exhibits are filed herewith and made a part hereof:

EXHIBIT NO	DESCRIPTION
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002 (12)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997 (5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001 (2)
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001 (3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001 (3)
3.1	Amended and Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (5)
3.3	Amended and Restated By-Laws (4)
4.1	Specimen Common Stock Certificate (6)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997 (7)
4.3	Aros Corporation Employee Stock Option Plan (1)
4.4	Aros Corporation Employee Stock Option Plan, Amended and Restated Effective May 12, 1999 (8)
4.5	Aros Corporation Non-Employee Director Option Plan (1)
4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995 (6)
4.7	Amendment No. 1 to Rights Agreement between the Company and Equiserve Trust Company, N.A., dated as of June 7, 2002
4.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994 (6)
4.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997 (9)
4.10	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy

Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997 (10)
4.11	Form of Nonqualified Director Stock Option Agreement (11)
4.12	Aros Corporation Employee Stock Option Plan, Amended and Restated February 23, 1998, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement (11)
4.13	Aros Corporation Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective May 12, 1999 (8)
4.14	Aros Corporation Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective January 1, 2000 (7)
4.15	Aros Corporation Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective December 9, 2000 (4)
4.16	Aros Corporation Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective December 9, 2000 (4)
21	Subsidiaries of the registrant (12)
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

**	Confidential portions omitted and supplied separately to the Securities and Exchange Commission staff
(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 0-20805)
(3)	Incorporated herein by reference to the Company’s Report on Form 8-K dated April 12, 2001 (File No. 0-20805)
(4)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)
(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805)
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04106)
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)
(8)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
(12)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended June 30, 2002

(b) Reports on Form 8-K. Aros Corporation filed the following report on Form 8-K/A since the beginning of its fiscal quarter on July 1, 2002:

Date of Report	Item No.	Item Reported

September 4, 2002	2, 7	Amendment of Form 8-K filed on June 26, 2002 to include financial statements relating to merger with ReGen.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	AROS CORPORATION
/s/ G. E. BISBEE, JR.

Gerald E. Bisbee, Jr.
President and
Chief Executive Officer

Date: November 14, 2002	/s/ BRION UMIDI

Brion Umidi
Chief Financial Officer
(Principal Financial Officer)

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Gerald E. Bisbee, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aros Corporation.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By:	/s/ Gerald E. Bisbee, Jr.

Gerald E. Bisbee, Jr
President and
Chief Executive Officer

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Brion Umidi, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Aros Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

By:	/s/ Brion Umidi
Brion Umidi
Chief Financial Officer