Form 10-K
period 2002-12-31
REGEN BIOLOGICS INC
filed 2003-03-31
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-20805

ReGen Biologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2476415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1290 Bay Dale Drive, PMB 351, Arnold, Maryland (Address of principal executive offices)	21012 (Zip Code)

Registrant’s telephone number, including area code:

(410) 349-2431

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock $.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 28, 2002 was approximately $2,770,776. The number of outstanding shares of the registrant’s Common Stock as of March 6, 2003 was 29,070,786.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive proxy statement to be used in connection with the annual meeting of stockholders, to be held on May 22, 2003, and to be mailed to stockholders of record as of March 25, 2003, are incorporated by reference into Part III of this Form 10-K.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	2
Item 2.	Properties	4
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant	5
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	6
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 8.	Financial Statements	23
	Report of Independent Auditors, Ernst & Young LLP	23
	Consolidated Balance Sheets as of December 31, 2002 and 2001	24
	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, 2000 and the Period from December 21, 1989 to December 31, 2002	25
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2002, 2001, 2000 and the Period from December 21, 1989 to December 31, 2002	26
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, 2000 and the Period from December 21, 1989 to December 31, 2002	29
	Notes to Consolidated Financial Statements	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
PART III
Item 10.	Directors and Executive Officers of the Registrant	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management	53
Item 13.	Certain Relationships and Related Transactions	53
Item 14.	Controls and Procedures	53
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	54
Signatures		56
Certifications		58

PART I

Item 1.     Business

OVERVIEW

      ReGen Biologics, Inc. (“ReGen” or the “Company”), formerly named Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management information services. The Company sold or discontinued all APACHE business and changed its name to Aros Corporation in 2001. In connection with the acquisition discussed below, as of November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the new ticker symbol RGBI, effective November 20, 2002.

      On June 21, 2002 ReGen Biologics, Inc. (“ReGen”, or the “Company”) acquired RBio, Inc. (“RBio” or the “Subsidiary”), formerly named ReGen Biologics, Inc., a privately held tissue engineering company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue. The merger included all of RBio’s business and operating activities and employees. The Company continues RBio’s business out of RBio’s current headquarters in Franklin Lakes, New Jersey. RBio’s business will comprise substantially all of the business conducted by ReGen for the foreseeable future. Accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations. Hereinafter, the merged entity is referred to as ReGen or the Company.

      Pursuant to the merger, ReGen issued approximately 35.4 million shares of its capital stock to former RBio stockholders in exchange for all of the issued and outstanding stock of RBio. In addition, ReGen assumed RBio’s outstanding stock options and warrants to purchase up to an aggregate of approximately 12.2 million shares of ReGen capital stock on a post merger basis. Following the merger, former RBio stockholders held approximately 80% of the outstanding capital stock of the Company.

      RBio, Inc., formerly ReGen Biologics, Inc., a Delaware corporation, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990 for the purpose of research and development and, ultimately, the manufacture and sale of collagen-based technologies and products to stimulate re-growth of tissue that, under natural conditions, does not regenerate adequately in humans. On November 12, 2002, the Subsidiary changed its name to RBio, Inc.

      The Company developed a proprietary collagen based matrix technology, which has been clinically proven to regenerate lost or damaged tissue. This technology produces a scaffold, which promotes the natural re-growth of tissue into the implanted matrix. The matrix material then absorbs, leaving native tissue in its place. The Company chose to initially adapt this technology in the orthopedic area, which offers a substantial unmet need and large market size.

      The Company developed and currently markets outside the U.S., the Collagen Meniscus Implant (“CMI”). This implant product for the meniscus of the human knee is the Company’s first application of its tissue re-growth technology. Patients with a damaged meniscus frequently undergo an arthroscopic surgical procedure known as a partial meniscectomy, removing the damaged tissue, leaving the patient with less meniscus to support the knee and protect the patient from further complications or injury. For many of these patients, the CMI presents a surgical alternative, with the potential to re-grow much of the tissue otherwise lost in these procedures, allowing the patient to return to a more active lifestyle than otherwise may have been possible. In 2002, the Company estimates that there were approximately 1.1 million partial meniscectomy procedures performed worldwide, of which approximately 783,000 were in the United States.

      The Company has also developed and markets the SharpShooter Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implant of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures.

      The CMI and SharpShooter in 2000 each received the CE Mark for distribution in the European Economic Community. In 2002, the CMI was cleared for marketing in Australia and Chile, and in 2000, the Sharp Shooter received marketing clearance for sale in the United States by the United States Food and Drug Administration (“FDA”). In the fourth quarter of 2002 the Company completed the required enrollment and related surgical procedures for its CMI clinical trial in the United States.

      The U.S. CMI clinical trial is a multicenter pivotal trial consisting of 288 patients, 14 centers and 23 surgeons. All patients are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-market Approval Application (“PMA”) to the FDA. The Company expects the two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the completed PMA to the FDA shortly thereafter. To date, the Company has collected two-year clinical results on over 60% of the patients in the CMI trial. The following graphs provide a preliminary analysis with respect to two clinical measurements. The graphs presented below also include a summary of data on eight Feasibility Study patients who received the CMI, with five-year clinical follow-up.

      Graph 1 — These two diagrams represent medial menisci of the human knee. The upper diagram (Post Partial Meniscectomy) shows the average amount of meniscus loss for the eight Feasibility Study CMI patients. These patients have lost 62% of their medial meniscus leaving them with 38% of the original meniscus remaining. The CMI was implanted in the area of meniscus loss. The lower diagram (Post CMI (1 & 5 years)) shows that one year after the CMI was implanted these patients have gained almost double (38% vs. 75%) the amount of meniscus tissue. A follow-up five-year re-look surgery on the eight CMI Feasibility Study patients showed that they have maintained their 75% tissue volume through five years.

Graph 1. Tissue Re-Growth

      Graph 2 — The Tegner Activity Score is a validated method for assessing patient activity levels. A Tegner score of 0 means that the patient is disabled, while a score of 10 means that he is performing sports at a professional level. The graph below shows the Tegner Activity scores for the CMI and control patients in the Multicenter Clinical Trial (MCT) and for the eight CMI patients in the Feasibility Study. Patient activity levels were measured pre-injury, pre-surgery and at one, two and five years post surgery. The solid line shows that the CMI patients in the MCT returned almost to their pre-injury activity level by two years post surgery; while the dashed line shows that the control patients had a significantly lower activity level than the CMI patients at that same time point. The dotted line shows that the Feasibility Study patients continued to improve their activity levels through five years.

Graph 2. Patient Activity Level

      Important Disclosure about Clinical Results: The graphs provided above reflect data from an ongoing U.S. clinical trial and these data have not been reviewed by the U.S. Food and Drug Administration. These results represent a limited data set regarding selected measurements being gathered in the trial. Although the CMI is approved and distributed in Europe, Australia and Chile, it is not approved for sale in the U.S., and the Company is making no claim regarding its safety, effectiveness or its potential for FDA approval.

      The Company will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that the Company will emerge from the development stage when the CMI product is available for sale in the U.S. or sales of all of its products have reached a volume that will provide for positive gross margin.

Employees

      As of December 31, 2002, we had 15 employees, 2 of which were part-time employees. We have no unionized employees and do not have any collective bargaining agreements. We believe our relationship with our employees is good.

      See Management’s Discussion and Analysis of Financial Conditions and Results of Operations for further discussion.

Item 2.     Properties

      We do not own any real estate or improvements. Our corporate offices and production facility are located in Franklin Lakes, New Jersey and Redwood City, CA in approximately 2,700 and 15,021 square feet of leased space, respectively. We have subleased 8,258 square feet of the 15,021 square feet in Redwood City, CA.

      Our facilities are adequate for present operations.

Item 3.     Legal Proceedings

      The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently subject to, and none of its properties are subject to, any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Company held its Annual Meeting of Stockholders on Tuesday, November 26, 2002. The stockholders elected Gerald E. Bisbee, Jr., Ph.D., Alan Baldwin, Richard Fritschi, Robert G. McNeil, Ph.D., and J. Richard Steadman, M.D. as directors to serve for a term of one year or until their respective successors are duly elected and qualified. The stockholders voted on the following additional matters which were proposed for consideration at the annual meeting:

•	the increase in the number of authorized shares of our common stock from 30,000,000 to 130,000,000 and the number of authorized shares of our preferred stock from 30,000,000 to 60,000,000;

•	the approval of the change of our corporate name to ReGen Biologics, Inc. and the accompanying ticker symbol change;

•	the 1 for 6 reverse stock split of all authorized common stock and preferred stock, which becomes effective only upon subsequent authorization by the Company’s Board of Directors;

•	the election of Gerald E. Bisbee, Jr., Ph.D., Alan Baldwin, Richard Fritschi, Robert G. McNeil, Ph.D., and J. Richard Steadman, M.D. as directors for the next year;

•	the approval of the proposal to amend our Employee Stock Option Plan;

•	the approval of the proposal to amend our Non-Employee Director Stock Option Plan; and

•	the ratification of the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year.

	Votes For	Votes Against	Abstentions	No Vote

Increase Number of Authorized Shares	30,334,448	369,921	550	—
Change Name to ReGen Biologics	30,700,220	4,449	250	—
1 for 6 Reverse Stock Split	30,320,619	184,560	199,740	—
Approve Employee Stock Option Plan	30,094,318	396,563	214,038	—
Approve Non-Employee Director Option Plan	29,766,578	394,363	543,978	—
Approve Ernst & Young as Independent Auditor	30,684,668	1,201	19,050	—

Election of Directors:

	Votes For	Votes Withheld	Instructed

All	30,661,693	8,378	34,848
Gerald E. Bisbee, Jr. Ph.D.	30,694,193	10,726	—
Alan Baldwin	30,664,041	40,878	—
Richard Fritschi	30,664,041	40,878	—
Robert G. McNeil, Ph.D.	30,664,041	40,878	—
J. Richard Steadman, M.D.	30,664,041	40,878	—

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Until February 12, 2001, the Company’s common stock was traded on the Nasdaq SmallCap Market under the symbol AMSI. On February 13, 2001, the Company’s common stock began trading on the OTC Bulletin Board under the symbol AMSI. On July 3, 2001, the ticker was changed to AROS and then on November 20, 2002 the ticker was changed to RGBI. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock as reported by the Nasdaq SmallCap Market and the OTC Bulletin Board.

	High	Low

Year Ended December 31, 2002
First Quarter	$0.14	$0.04
Second Quarter	0.31	0.06
Third Quarter	0.44	0.19
Fourth Quarter	0.58	0.17
Year Ended December 31, 2001
First Quarter	$0.53	$0.14
Second Quarter	0.35	0.14
Third Quarter	0.34	0.06
Fourth Quarter	0.15	0.06

      As of March 6, 2003, the Company had 141 holders of record of its common stock.

      The Company has never paid or declared any cash dividends and does not anticipate paying cash dividends on its common stock in the foreseeable future. The amount and timing of any future dividends will depend on the future business direction of the Company, general business conditions encountered by the Company, as well as the financial condition, earnings and capital requirements of the Company and such other factors as the Company’s Board of Directors may deem relevant.

Equity Compensation Plan Information (1)

	(A)	(B)	(C)
	Number Of		Number Of Securities
	Securities To Be		Remaining Available For
	Issued Upon	Weighted Average	Future Issuance Under
	Exercise Of	Exercise Price Of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected In
Plan Category	And Rights	And Rights	Column (A))

Equity compensation plans approved by security holders	4,348,012	$0.30	2,671,988
Equity compensation plans not approved by security holders	—	—	1,180,000
Total	4,348,012	$0.30	3,851,988

(1)	As of December 31, 2002.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2002, 2001 and 2000 and with respect to the consolidated balance sheets as of December 31, 2002 and 2001 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K. The statements of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All periods have been reclassified to account for the reverse merger and recapitalization between ReGen and RBio.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except share data)
Statement of Operations Data:
Revenue:	$781	$490	$972	$10	$—
Expenses:
Cost of goods sold	1,039	700	843	—	—
Research and development	2,222	2,125	2,712	3,898	2,533
Business development, general and administrative	2,147	1,592	1,573	1,381	1,327
Compensation expense associated with stock options and warrants	3,300	1,209	1,220	189	—

Total expenses	8,708	5,626	6,348	5,468	3,860

Operating loss	(7,927)	(5,136)	(5,376)	(5,458)	(3,860)
Merger cost	(515)	—	—	—	—
Interest and other income	66	12	18	88	156
Rental income	195	148	73	—	—
Interest expense	(1,770)	(354)	(244)	(88)	(111)
License fees	—	1,000	300	—	—

Net loss	$(9,951)	$(4,330)	$(5,229)	$(5,458)	$(3,815)

Basic and diluted net loss per share	$(0.56)	$(0.25)	$(0.31)	$(0.32)	$(0.22)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for all periods prior to reverse merger and recapitalization)	17,671	17,045	17,045	17,045	17,045

	December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Balance Sheet Data:
Cash and short-term investments	$3,474	$320	$721	$547	$699
Working capital	3,249	230	672	(75)	(25)
Total assets	4,226	1,181	1,703	1,771	1,856
Total debt including accrued interest	6,740	8,336	5,945	1,827	753
Series A redeemable convertible preferred stock	6,855	—	—	—	—
Total stockholders’ equity (deficit)	$(10,216)	$(7,741)	$(4,623)	$(615)	$666

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BUSINESS DEVELOPMENTS

      On June 21, 2002, ReGen Biologics, Inc. (“ReGen”, the “Company”) acquired RBio, Inc. (“RBio”, the “Subsidiary”), a privately held tissue engineering company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue. The merger included all of RBio’s business and operating activities and employees. The Company will continue RBio’s business out of RBio’s current headquarters in Franklin Lakes, New Jersey.

      Pursuant to the merger, ReGen issued approximately 35.4 million shares of its capital stock to former RBio stockholders in exchange for all of the issued and outstanding stock of RBio. In addition, ReGen assumed RBio’s outstanding stock options and warrants to purchase up to an aggregate of approximately 12.2 million shares of ReGen capital stock on a post merger basis. Following the merger, former RBio stockholders held approximately 80% of the Company’s outstanding capital stock. Following the Company’s annual stockholders meeting on November 26, 2002, the Company filed an amendment to its certificate of incorporation, increasing the number of authorized shares of Common Stock of the Company sufficient to permit the conversion of its Series B preferred stock into Common. In accordance with the terms and conditions of the Series B preferred stock, all such stock was automatically converted into Common stock, on a one for one basis, as of the filing of the Company’s amended certificate of incorporation on December 13, 2002.

      The acquisition of the Subsidiary, completed as of June 21, 2002 has been recorded for accounting purposes as a reverse merger and recapitalization, whereby the Subsidiary is assumed to be the accounting acquirer of the Company. For purposes of this filing and future filings, the historical financial statements of the Subsidiary including related notes have replaced the prior historical financial statements of the Company. The historical financial statements of the subsidiary reflect a recapitalization for the equivalent number of shares received in the merger for all equity securities. On the date of the merger between the Subsidiary and the Company, the assets and liabilities of the Company are merged into the historical balance sheet of the Subsidiary for consolidated financial statement purposes as if the Subsidiary had acquired the Company. The common and preferred stock of the Subsidiary that was outstanding at the date of the merger is replaced with the common and preferred stock (along with additional paid in capital) of the Company including those shares issued to consummate the merger. The historical retained earnings deficits of the Subsidiary carry forward into the merged company. See Note 16 of the Notes to Consolidated Financial Statements for a further discussion of the terms of the merger.

      ReGen Biologics, Inc., formerly Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management information services. The Company sold or discontinued all APACHE business and changed its name to Aros Corporation in 2001. In connection with the acquisition of the Subsidiary, the Company changed its name to ReGen Biologics, Inc. in 2002.

      RBio, Inc., formerly ReGen Biologics, Inc., a Delaware corporation, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990 for the purpose of research and development and, ultimately, the sale of collagen-based technologies and products to stimulate re-growth of tissue that, under natural conditions, does not regenerate adequately in humans. On November 12, 2002 ReGen Biologics, Inc. changed its name to RBio, Inc.

      Through its Subsidiary, the Company developed a proprietary collagen based matrix technology, which has been clinically proven to regenerate lost or damaged tissue. This technology produces a scaffold, which promotes the natural re-growth of tissue into the implanted matrix. The matrix material then absorbs, leaving native tissue in its place. The Company chose to initially adapt this technology in the orthopedic area, which offers a substantial unmet need and large market size.

      The Company developed and currently markets outside the U.S., the Collagen Meniscus Implant (“CMI”). This implant product for the meniscus of the human knee is the Company’s initial application of its tissue re-growth technology. Patients with a damaged meniscus frequently undergo an arthroscopic surgical procedure known as a partial meniscectomy, removing the damaged tissue, leaving the patient with less meniscus to support the knee and protect the patient from further complications or injury. For many of these patients, the CMI presents a surgical alternative, with the potential to re-grow much of the tissue otherwise lost in these procedures, allowing the patient to return to a more active lifestyle than otherwise may have been possible. In 2002, the Company estimates that there were approximately 1.1 million partial meniscectomy procedures performed worldwide, of which approximately 783,000 were in the United States.

      The Company has also developed and markets the SharpShooter Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implant of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures.

      The CMI and SharpShooter in 2000 each received the CE Mark for distribution in the European Economic Community. In 2002, the CMI was cleared for marketing in Australia and Chile, and in 2000, the Sharp Shooter received marketing clearance for sale in the United States by the United States Food and Drug Administration (“FDA”). In the fourth quarter of 2002 the Company completed the required enrollment and related surgical procedures for its CMI clinical trial in the United States.

      The Company will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that the Company will emerge from the development stage when the CMI product is available for sale in the U.S. or sales of all of its products have reached a volume that will provide for positive gross margin.

      The Company is in the early stages of marketing and distribution for its current products. Market acceptance will require, among other things, adoption of these new products by the surgeons who perform these types of procedures and (particularly for the CMI product) by the patients who would receive the implant.

      The Company’s two current products, the CMI and SharpShooter, are marketed and distributed under contract with two orthopedic product focused distribution companies. Centerpulse Orthopedics, Ltd. (NYSE: CEP), formerly Sulzer Medica, is the exclusive distributor of the CMI outside the United States, and Linvatec Corporation, a division of Conmed, Inc. (NASDAQ: CNMD) is currently the worldwide distributor of the SharpShooter.

      In February 1996, the Subsidiary entered into a perpetual product distribution agreement (1996 Product Distribution Agreement) with Centerpulse, in which the Subsidiary granted exclusive distribution and marketing rights outside the United States of America for the CMI. In January 2002, the Subsidiary entered into an amendment to its 1996 Product Distribution Agreement, providing for among other things, annual sales minimums and restructuring of its credit agreements with the distributor. This amendment provides for minimum sales units of the CMI during 2002 and 2003, and establishes a process for setting minimum sales in future periods. Beginning in 2003, if the distributor fails to meet the sales minimums, the Company may at its option elect to (i) require payment by the distributor for the difference between actual and minimum sales, (ii) convert the distribution rights to non-exclusive, or (iii) buy back the distribution rights in full at a price equal to 50% of the distributor’s marketing costs to that date. See Note 9, License Agreements for further details regarding the Company’s product distribution license agreements.

      During 2000, the Subsidiary entered into an exclusive distribution agreement with a distributor granting the distributor exclusive rights to sell the Sharp Shooter product throughout the world. This agreement continues in force, so long as the distributor meets certain minimum sales volume quotas. If the minimum sales quotas are not met, the Company has the option to require payment of the royalties that would have been due, or convert the distributors rights to non-exclusive. To meet the minimum royalty requirement, the distributor would have owed an additional $98,500 related to sales quotas in 2000 and

2001. Management is currently in negotiations with the distributor regarding the amendment of its distribution agreement and payment of the minimum royalties. See Note 9, of the Notes to Consolidated Financial Statements for further details regarding the Company’s product distribution license agreements.

      The Company operates an ISO 9001 certified production facility in Redwood City, CA, where its CMI product is manufactured. The CMI product is based upon the Company’s type I collagen based tissue re-growth technology, using bovine tendon as a primary raw material. The Company obtains its tendon material through a specialized supplier, which sources that material based upon specification requirements defined by the Company. The bovine material is readily available through U.S. based slaughterhouses. The SharpShooter Tissue Repair System is a medical instrument, which includes several components, all of which are manufactured for the Company by third parties. The Company oversees the manufacturing and coordinates the supply of these components from its production facility in Redwood City, CA. Given the resources available to the Company, it has relied upon a limited number of these third party manufacturers. In certain cases the Company may incur additional costs or experience delays in filling customer orders due to difficulties in obtaining these components from these manufacturers.

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

      We have identified below some of our more significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Revenue Recognition

      We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collection of such revenue is reasonably assured. The Company generally recognizes revenue from product sales upon the shipment of such products to its distributors. Title of product passes to the customers FOB origin.

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

Inventory Valuation

      Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. 93% of inventory is being carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a straight-line build-up in the stage of completion, and historical yields reduced by estimated usage for quality control testing.

Product Recall

      During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. The Company instituted a recall of such product components during 2002. A warranty reserve associated with the recall of these products in 2001 and 2002 was estimated based on the costs to be incurred to recall and rework the product. Based upon these estimates, the Company established a warranty reserve equal to a total of $127,000, including approximately $55,000 recorded in 2001 for 2001 shipments and $72,000 recorded in 2002 for 2002 shipments. The original recall plan was to involve reworking product that had been sold, with the Company bearing the cost of the rework, but the customer retaining title of the product. At the time of the recall, an accrual for the estimated recall and rework costs was recorded. This accrual was updated in the second and third quarters of 2002 as more information about the cost of rework and the quantity of product involved became known. The reworked packaging design to correct the issue that led to the recall requires FDA approval before the reworked products can be returned to the customer. Due to length of time required to receive this approval and therefore return the reworked product to the customer, the Company agreed to take title of the returned product in the fourth quarter of 2002. As a result, the Company received and included in inventory a total of 6,084 units of the SharpShooter component. 100% of these units will be reworked and will become available for sale. The reserve (of $127,000) has been subtracted from the carrying amount of the returned inventory, resulting in a net value of approximately $15,000. Costs incurred and paid to rework the returned inventory will be included in inventory to the extent of the original carrying amount. A credit of approximately $144,000 was issued to the customer in the fourth quarter of 2002. The Company has recorded this credit as a reduction of revenue during the fourth quarter of 2002. The FDA has agreed to the rework plan and has given approval to start the rework process. The rework plan indicated that 99% of the distributors’ customers acknowledged that all unused products have been returned. The Company has recorded these returns as a reduction of revenue during the fourth quarter 2002. The amounts recorded as the estimated costs associated with the recall have been estimated based on the best information currently available. Completion of the rework and FDA approval of the reworked packaging may involve additional costs which can not currently be anticipated. Any such additional costs would be recorded when management becomes aware of the factors which may require the additional costs. Outside of the returns associated with the product recall described above, the Company’s history of product returns has been insignificant.

Research and Development Costs

      Research and development costs are expensed as incurred. We will continue to incur research and development costs as we continue our product development activities and pursue regulatory approval to market our products. Research and development costs have, and will continue to include expenses for internal development, personnel, clinical trials, regulatory compliance and filings, validation of processes, start up costs to establish commercial manufacturing capabilities and related facilities, supplies and other expenses.

Stock Based Compensation

      The Company has accounted for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). For periods prior to the merger of the Company with the Subsidiary, expense associated with compensatory options and warrants has been measured based on management’s estimate of the fair value of the underlying security (which in turn is based on management’s estimate of the fair value of the Subsidiary).

Merger and Related Costs

      The merger of the Company and the Subsidiary on June 21, 2002 has been accounted for as a reverse merger whereby the Subsidiary is the deemed accounting acquirer. The historical financial statements of the Subsidiary replace the financial statements of the Company in this filing and future filings. As the Subsidiary is the deemed accounting acquirer, its assets and liabilities remain at historical costs. The assets and liabilities of the Company at the time of the merger comprised only cash, prepaid expenses and accrued liabilities. The fair value of these assets was equal to their historical cost. Because the Company was essentially a non-operating entity at the time of the merger, the merger was considered a capital transaction in substance and no goodwill was recorded. The assets and liabilities of the Company were merged with the assets and liabilities of the Subsidiary as of the acquisition date.

      Costs associated with the merger include legal and accounting fees and an estimate of the costs to be incurred to register the unregistered securities distributed to the former shareholders of the Subsidiary in connection with the merger. Management’s estimate of these costs was $402,000 and had been expensed in the second quarter during 2002. A change in the estimate due to additional accounting and legal fees of $113,000 has been made and expensed in the third quarter of 2002, increasing the total estimated costs associated with the merger to $515,000.

Income Taxes

      The Company had a net operating loss carryforwards at December 31, 2002 of approximately $33.4 million and a research and development tax credit of approximately $410,000. The federal net operating loss and credit carryforwards will begin to expire in 2006, if not utilized. The state net operating loss and credit carryforwards started to expire in 2000, and will continue to expire if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      REVENUE. Revenue increased $291,000 or 59% to approximately $781,000 for the year ended December 31, 2002 from approximately $490,000 for the same period in 2001. The increase in revenues was driven by a significant increase in units sold of the CMI product to Centerpulse Orthopedics, Ltd, primarily resulting from an increase in end user sales in the European market. During the year, Centerpulse established sales organizations in the initial European distribution markets of Italy, Germany, Spain and Switzerland. CMI sales increased $177,600 or 231% to approximately $254,400 for the year ended December 31, 2002 from $76,800 during 2001. CMI units sold increased by 387 units (or 242%) to 547 for the year ended December 31, 2002 from 160 for the same period in 2001. SharpShooter sales increased $165,300 or 54% to approximately $469,500 for the year ended December 31, 2002 from approximately $304,200 for the same period 2001, primarily due to an increase in the number of units sold. SharpShooter units sold increased by approximately 1,000 units (or 71%) to 2,403 for the year ended December 31, 2002 from 1,408 for the same period in 2001. SharpShooter sales have been reported net of the $144,000 credit issued in the fourth quarter of 2002 due to the recalled units. Sales to and royalties received from Linvatec Corporation accounted for approximately 60% of revenue for the year ended December 31, 2002 and approximately 65% for the prior year ended December 31, 2001.

      COST OF GOODS SOLD. Cost of goods sold increased by approximately $339,000 to approximately $1.0 million for the year ended December 31, 2002 from approximately $700,000 for the year ended December 31, 2001. This increase is related to the increase sales of the CMI and SharpShooter products for the year ended December 31, 2002, together with the impact of a warranty reserve recorded during the same period. For the years ended December 31, 2002 and 2001 respectively,

CMI costs accounted for approximately $369,000 and $109,500 and SharpShooter costs accounted for approximately $538,000 and $427,000. Costs associated with warranty claims accounted for approximately $120,000 in 2002 and $55,000 in 2001 of SharpShooter costs. The 2002 warranty costs includes $72,000 associated with the SharpShooter recall and $48,000 associated with contaminated CMI that was destroyed. At December 31, 2002, 93% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for its products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

      RESEARCH AND DEVELOPMENT. Research and development expenses increased to approximately $2.2 million, for the year ended December 31, 2002 from approximately $2.1 million for the same period in 2001. Research and development expenses have increased due to an increase in the costs associated with the enrollment stage of the U.S. CMI clinical trial, which was completed in the fourth quarter of 2002.

      BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses were $2.1 million for the year ended December 31, 2002, compared with $1.6 million for the same period in 2001. These costs include the costs of marketing, business development, corporate operations, finance and accounting, and other general expenses, and have increased primarily as a result of the merger and the costs associated with regulatory reporting and other necessary activities of being a public company, which would not have been reflected in the 2001 operating results.

      COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants was $3.3 million for the year ended December 31, 2002, compared to $1.2 million for the year ended December 31, 2001. The 2002 amount includes the impact of the accelerated vesting of all outstanding stock options of the Subsidiary at the time of the reverse merger and recapitalization.

      NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of merger costs, interest and other income, rental income, interest expense and license fees. The merger cost totaled approximately $515,000 and $0 for the year ended December 31, 2002 and 2001, respectively. Interest and other income increased to approximately $66,000 for the year ended December 31, 2002 from $12,000 for the same period in 2001. This increase was primarily the result of receipt of funds, which related to a previously discontinued product line of approximately $37,000. Rental income increased by approximately $47,000 to approximately $195,000 for the year ended December 31, 2002 from approximately $148,000 for the same period in 2001. The increase was primarily due to a second amendment to the sublease agreement which increased the square footage allocated to the sublessee from 6,775 square feet in 2001 to 8,258 square feet in 2002. Interest expense increased $1.4 million for the year ended December 31, 2002 from the same period in 2001. The increase was primarily a result of the interest expense associated with the debt discount and beneficial conversion feature related to the bridge loan financing and conversion during the second quarter of 2002. Income from license fees decreased by $1 million to $0 for the year ended December 31, 2002. The decrease was due to the performance criteria in the underlying agreement having been meet in 2001. License fees are not recurring.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      REVENUE. Revenue decreased $482,000 or 50% to approximately $490,000 for the year ended December 31, 2001 from approximately $972,000 for the same period in 2000. This decrease was due to a reduction in sales orders for both the CMI and SharpShooter products. CMI sales were down by approximately $167,000 and SharpShooter sales were down by approximately $364,000 in 2001. Sales orders for both products were down in 2001 as a result of customers purchasing larger quantities in 2000 in order to stock initial inventory requirements.

      COST OF GOODS SOLD. Cost of goods sold decreased by approximately $143,000 to approximately $700,000 for the year ended December 31, 2001 from approximately $843,000 for the year ended December 31, 2000. This decrease is related to the decrease in sales of the CMI and SharpShooter products for the year ended December 31, 2001, partially offset by the impact of a warranty reserve recorded during 2001. The warranty reserve accrual was approximately $55,000 in 2001 and $0 in 2000.

      RESEARCH AND DEVELOPMENT. Research and development expenses decreased to approximately $2.1 million, for the year ended December 31, 2001 from approximately $2.7 million for the same period in 2000. Research and development expenses decreased primarily due to (i) a reduction in start-up costs associated with manufacturing the CMI and (ii) an intentional reduction in new product development spending for cash management purposes.

      BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses were $1.6 million for the year ended December 31, 2001, compared with $1.6 million for the same period in 2000. These costs include the costs of marketing, business development, corporate operations, finance and accounting, and other general expenses.

      COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants was $1.2 million for the year ended December 31, 2001 compared with $1.2 million for the same period in 2000. This expense predominantly includes the amortization of deferred stock compensation attributable to the issuance of stock options.

      NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, interest expense and license fees. Interest and other income decreased to approximately $12,000 for the year ended December 31, 2001 from $18,000 for the same period in 2000. This decrease was primarily the result of a decrease in cash and short-term investments during 2001. Rental income increased by approximately $75,000 to approximately $148,000 for the year ended December 31, 2001 from approximately $73,000 for the same period in 2000. The increase was primarily due to an amendment in the sublease agreement which called for an increase in the sublease rental rate per square foot from $1.93 per square foot per month in 2000 to $5.00 per square foot per month in 2001. Interest expense increased $110,000 for the year ended December 31, 2001 from the same period in 2000. The increase was primarily a result of the interest expense associated with the bridge loan financing obtained during 2001 of approximately $1.7 million. The license fees increased by $700,000 to $1 million for the year ended December 31, 2001 from $300,000 for the year ended December 31, 2000. The increase was due to certain performance criteria in the underlying agreement consummated in 2001 having been met. The 2001 agreement contained higher payment provisions than that of the 2000 agreement. License fees are not recurring.

QUARTERLY RESULTS

      The following table sets forth certain unaudited quarterly financial data for fiscal 2002 and 2001. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The amounts presented below have been adjusted from previously reported amounts to reflect the reverse merger and recapitalization between ReGen and RBio. The operating results for any quarter are not necessarily indicative of results for any future period:

	Fiscal Year 2002				Fiscal Year 2001

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Revenue	$171	$176	$388	$46	$189	$43	$60	$198
Expenses:
Cost of goods sold	276	304	408	51	275	69	97	259
Research and development	574	715	480	453	428	512	518	667
Business development, general and administrative	349	373	777	648	435	393	335	429
Compensation expense associated with stock options and warrants	271	3,029	—	—	232	240	324	413

Total expenses	1,470	4,421	1,665	1,152	1,370	1,214	1,274	1,768

Operating Loss	(1,299)	(4,245)	(1,277)	(1,106)	(1,181)	(1,171)	(1,214)	(1,570)
Merger cost	—	(402)	(113)	—	—	—	—	—
Interest and other income	1	4	49	12	6	2	2	2
Rental income	—	—	135	60	—	—	—	148
Interest expense	(110)	(1,618)	(4)	(38)	(78)	(59)	(147)	(70)
License fees	—	—	—	—	—	—	200	800

Net loss	$(1,408)	$(6,261)	$(1,210)	$(1,072)	$(1,253)	$(1,228)	$(1,159)	$(690)

Basic and diluted net loss per Share	$(0.08)	$(0.37)	$(0.07)	$(0.05)	$(0.07)	$(0.07)	$(0.07)	$(0.04)

Weighted average number of shares used for calculation of net loss per share(shares outstanding after the reverse merger and recapitalization are used for all periods presented prior to the reverse merger and recapitalization)	17,045	17,045	17,045	19,529	17,045	17,045	17,045	17,045

      The Company’s fourth quarter 2002 revenue is lower than previous quarters in part due to the credit issued in the amount of approximately $144,000, resulting from the recall of the SharpShooter components initiated in the second quarter of 2002. The Company’s fourth quarter 2002 cost of goods sold is lower than previous quarters primarily from the effects of recording the inventory from the product recall and lower levels of production.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and short-term investments were approximately $3.5 million as of December 31, 2002 compared with approximately $320,000 as of December 31, 2001. The increase in cash and short term investments is the result of approximately $5.0 million in cash proceeds from Bridge Financings and the issuance of equity securities, and approximately $3.0 million in cash and short-term investment from the reverse merger and recapitalization transaction between ReGen and RBio. The cash proceeds from Bridge Financings include approximately $1.0 million from debt issued in March of 2002. This debt along with existing Bridge Financing and accrued interest, which in the aggregate approximated $2.9 million, was converted to Series G Convertible Preferred Stock of the Subsidiary on June 21, 2002 and subsequently into Series A Redeemable Convertible Preferred Stock of the Company. The cash proceeds from the issuance of equity securities includes $105,000 in cash received from the issuance of Common Stock and $3.9 million received from the issuance of Series G Convertible Preferred Stock of the Subsidiary.

             The reverse merger and recapitalization between ReGen and RBio resulted in the conversion of all equity securities of the Subsidiary into equity securities of the Company. Prior to the reverse merger, net monetary assets of ReGen approximated $2.7 million, including cash equal to approximately $3.0 million.

             Cash used in operating activities of approximately $4.7 million, resulted from a net loss of approximately $10.0 million, offset by significant non-cash expenses, including approximately $3.3 million in compensation expenses associated with stock options and approximately $1.5 million of amortization relating to the debt discount for the warrant and beneficial conversion feature. Other non-cash items and changes in working capital assets and liabilities resulted in an increase in operating cash of approximately $414,000.

             During the year ended December 31, 2002, the Company invested $201,000 into short-term investments and purchased $6,000 of property and equipment.

             During the 12-month period ending December 31, 2002, the Company incurred operating losses of approximately $8.0 million and used approximately $4.7 million in cash for operating activities. Through December 31, 2002, the Company has incurred cumulative net losses of approximately $42.3 million and used approximately $31.6 million in cash for operating activities. The Company anticipates that it will continue to incur net losses that will require additional financing until, at the earliest, the Company receives FDA approval for its CMI product and is able to market the CMI product in the United States. In the fourth quarter of 2002 the Company completed the required enrollment and related surgical procedures for its CMI clinical trial in the United States. All patients are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-market Approval Application (“PMA”) to the FDA. The Company expects these two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain, but ReGen expects that the FDA will issue its ruling in 2005. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. will not occur until, at the earliest, in late 2005.

             Although the CMI is approved and distributed in Europe, Australia and Chile, it is not approved for sale in the U.S., and the Company is making no claim regarding its safety, effectiveness or its potential for FDA approval.

             In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address various other operating issues, including special reimbursement provisions for the surgeons and facilities that will be responsible for implanting the Company’s CMI or other future products. While the Company is actively working to address these issues, there is no guarantee that the Company will be able to obtain special reimbursement provisions, or obtain them in any given time frame.

             The Company is actively pursuing additional permanent equity capital in order to support ongoing operations, and believes it requires one or more such financings before it will be in a position to support itself through positive operating earnings and cash flow. The Company expects a financing to occur by September 30, 2003, or before such time as current cash reserves are depleted. This financing is necessary to fund operations through 2003 at the current level. Certain existing investors in the Company, who have invested in previous rounds of financing, have indicated their interest in participating in the next financing. The Company has received a written commitment from one of its existing shareholders for an investment in the next financing subject to certain conditions which are customary in such a commitment. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all.

Contractual Obligations and Commercial Commitments

      The following table reflects a summary of our contractual obligations as of December 31, 2002:

	Payment by Year

					2006 and
	Total	2003	2004	2005	Thereafter

	(In thousands)
Contractual Cash Obligations:
Obligations:
Notes payable and long term debt	$6,735	$—	$—	$—	$6,735
Capital lease commitments	14	7	4	3	—
Redeemable preferred stock	6,855	—	—	—	6,855
Operating lease commitments	195	185	10	—	—

	$13,799	$192	$14	$3	$13,590

      The Company expects to enter into a three-year lease extension for its manufacturing operations in Redwood City, CA under commercially reasonable rates, terms and conditions. The current lease for this facility expires in May 2003.

      The Company did not have any material commercial commitments at December 31, 2002.

RISK FACTORS

ReGen has no significant operating history of its combined operations with which investors can evaluate our business and prospects.

      ReGen has no significant operating history from the newly combined operations and will be operating in a new, specialized and highly competitive field. While ReGen has operated in the healthcare industry, prior to the merger with RBio, Inc. in June of 2002, we have not been a participant in RBio’s market space. The ability of ReGen to successfully provide the guidance and management needed to continue and grow the business on an ongoing basis has not yet been established and cannot be assured. Our business is subject to all of the risks inherent in the operation of the acquired business of RBio, including but not limited to potential delays in the development of products, the need for regulatory approvals of certain of its products and devices, uncertainties of the healthcare marketplace and reimbursement levels of insurers and similar governmental programs, unanticipated costs and other uncertain market conditions. In addition, ReGen may encounter substantial costs and delays involved in the integration of ReGen and RBio, including perceived adverse changes in business focus by either company, potential conflicts in important industry relationships, the loss of key employees and the diversion of management’s attention from other ongoing business concerns. ReGen cannot predict with any certainty the degree of success our combined operations will have in achieving our financial objectives.

We have negative cash flow and may not have sufficient cash to continue operations or, even if we can continue operations, to effectively manage our working capital requirements and fund our operations for the period required to achieve profitability.

      We do not know with certainty whether our cash reserves and any cash flows from operations or financing will be sufficient to fund our operations beyond 2003. The report of our independent auditor, Ernst & Young LLP, on our 2002 financial statements contained in this report contains an explanatory paragraph describing conditions that raise substantial doubt about our ability to continue as a going concern. We have limited cash and credit available, and may be unable to raise additional financing or establish additional lines of credit to meet our anticipated and unanticipated working capital requirements. In the event we raise capital via equity financing, our existing stockholders could experience significant dilution. If adequate funds are not available to satisfy either short- or long-term capital requirements, we might be required to significantly limit our operations or delay or abandon some of our planned future expenditures, any of which actions could harm our business. Our future capital requirements depend upon many factors, including:

•	our ability to increase revenues;

•	the rate at which we expand or contract our sales and marketing operations;

•	the extent to which we expand or contract our products;

•	the timing of, and extent to which we are faced with, unanticipated marketing or medical challenges or competitive pressures;

•	our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	the amount and timing of leasehold improvements and capital equipment purchases; and

•	the response of competitors to our products.

Unanticipated fluctuations in quarterly operating results could affect our stock price.

      The quarterly revenues and operating results of ReGen have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the ability of our distribution partners to market and sell our products, variable customer demand for our products and services, our investments in research and development or other corporate resources, our ability to effectively and consistently manufacture our products, and avoid costs associated with the recall of defective or potentially defective products, the ability of our vendors to effectively and timely deliver necessary materials and product components, acquisitions of other companies or assets, the timing of new product introductions, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods and should not be relied upon as an indication of its future performance. These fluctuations could cause the trading price of our stock to be negatively affected. ReGen’s quarterly operating results have varied substantially in the past and may vary substantially in the future. In addition, the stock market has been very volatile, particularly on the OTC Bulletin Board, where our stock is quoted. This volatility is often not related to the operating performance of companies listed thereon and will probably continue in the foreseeable future.

ReGen is subject to government regulation, which may adversely affect our businesses.

      ReGen is subject to various laws, regulations, regulatory actions and court decisions that may have negative effects on its ability to conduct our business. ReGen is also subject to regulation by the U.S. Food and Drug Administration for certain of our products and devices. In particular, the CMI product has not yet been approved by the FDA, and there is no guarantee that such approval will be obtained. Should the FDA approve the CMI for sale in the U.S., sales of the CMI will not occur until, at the earliest, late 2005. In addition, our products and devices will be subject to regulation by the European Union’s equivalents of the FDA, as well as possible regulation in other countries as the Company’s market expands. In addition, federal medical programs such as Medicare and Medicaid have separate regulatory processes and procedures which will ultimately affect reimbursement for the Company’s products. Changes in these and other aspects of the state, federal and international regulatory environment surrounding industry participants could adversely affect the ability of ReGen to attain its corporate objectives.

Our products may not be accepted by the market and may not be successfully commercialized.

      Our products are based on new and innovative technologies, and the medical community or the general population may not broadly purchase or use our products as alternatives to existing methods of treatment. We may be unable to sell our products, or unable to sell our products in quantities that meet our existing forecasts, due to their respective cost; the ability of our distribution partners to effectively market our products; concerns related to efficacy; the effectiveness of alternative methods of treatment; conditions and insufficiency of third-party reimbursement; and reports of adverse reactions. Any future negative events or other unfavorable publicity involving the use of our products could also limit the acceptance of our products.

Failure of our products to meet performance criteria could materially adversely affect our operating results.

      Our products may occasionally fail to meet performance criteria. Although we conduct extensive testing on our products, our products may not always perform as expected. Such performance failures could result in, among other things:

•	harm to patients;

•	litigation;

•	product recalls;

•	loss of revenues and customers;

•	diversion of our resources;

•	damage to our reputation; or

•	increased warranty and insurance costs.

      We maintain insurance to protect us against certain claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claims brought against us. The occurrence of any of these events and other consequences, particularly if not covered by our insurance, could have a material adverse effect on our business, financial condition and results of operations.

We may encounter difficulties developing new products.

      We have historically devoted significant resources to research and development and believe that significant continuing development efforts will be required to sustain our operations and grow our business. There can be no assurance that we will successfully develop or market new products, or that we will be able to do so in a timely manner.

ReGen may not be able to adequately protect its intellectual property.

      ReGen’s ability to develop and maintain the proprietary aspects of our combined business is critical for our future success. To protect our proprietary technology, ReGen relies primarily on a combination of confidentiality protections, contractual requirements, trade secret protections, and patent, copyright and trademark filings for our products and methods.

      Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of the products of the combined Company or to obtain and use information that ReGen regards as proprietary. Policing such infringements is not always possible. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the U.S. ReGen’s means of protecting proprietary rights may not be adequate, and our competitors may independently develop, design or duplicate similar materials, processes, products or designs.

Our success depends upon our ability to recruit and retain qualified personnel.

      Our success depends, in part, upon our ability to attract and retain qualified operating personnel. Competition for skilled personnel in the areas of R&D, production, marketing and other areas is highly competitive. To the extent we are unable to recruit or retain qualified personnel, our business may be adversely affected.

ReGen will need to obtain financing in the future, which may be difficult.

      In the future, ReGen will need to raise additional funds through equity or debt financing, collaborative relationships or otherwise. ReGen’s future capital requirements will depend on many factors, including, but not limited to, the adoption rate and sales of our products, completion of our CMI clinical trial, competing technological and market developments, the ability to establish collaborative relationships, the cost of goods and marketing and advertising costs. Moreover, because of ReGen’s potential long-term capital requirements, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available when needed or on terms favorable to ReGen, if at all.

Our future operating results may be harmed by economic, political and other risks relating to international sales.

      To date, significant portions of our revenues result from sales outside the United States. Our distributors who sell products in international markets are subject to the laws and regulations of the foreign jurisdictions in which they operate and in which our products are sold. A number of risks are inherent in international sales and operations. For example, the volume of international sales may be limited by the imposition of government controls, export license requirements, political and/or economic instability, military and political conflicts, trade restrictions, changes in tariffs, difficulties in managing international operations, import restrictions and fluctuations in foreign currency exchange rates.

Sales of our products are largely dependent upon third party reimbursement and our performance may be harmed by health care cost containment initiatives.

      In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing in some cases to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by us.

Disruption of our manufacturing could adversely affect our business, financial condition and results of operations.

      Our results of operations are dependent upon the continued operation of our manufacturing facility in Redwood City, California. The operation of biomedical manufacturing plants involves many risks, including the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives of government agencies, including the FDA. In addition, we rely on a single supplier for certain of our raw materials and purchased product components, and a small number of suppliers for a number of other materials required for the manufacturing and delivery of our products. The occurrence of material operational problems could have a material adverse effect on our business, financial condition, and results of operations during the period of such operational difficulties.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

      Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the managements of ReGen and RBio and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in the Risk Factors section of this Form 10-K. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2003 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

      Important factors that could cause actual results to differ materially include but are not limited to our ability to complete the CMI clinical trial and obtain FDA approval, our ability to obtain additional financing, the ability of our distribution partners to effectively market and sell our products, our ability to procure product components and effectively produce products for resale, our ability to control production quantities and inventory in order to avoid unanticipated costs such as outdated inventory, the timely collection of our accounts receivable, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the occurrence of certain operating hazards and uninsured risks, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, the impact of governmental regulations, changes in technology, marketing risks, other unforeseen events that may impact our business and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

      Our quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future.

      Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the ability of our distribution partners to market and sell our products, variable customer demand for our products and services, our investments in research and development or other corporate resources, our ability to effectively and consistently manufacture our products, and avoid costs associated with the recall of defective or potentially defective products, the ability of our vendors to effectively and timely delivery necessary materials and product components, acquisitions of other companies or assets, the timing of new product introductions, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of our costs, which primarily include personnel, facilities and related costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods.

      Our filings with the SEC are available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk

      The Company’s obligations as of December 31, 2002 include debt instruments equal to (i) $350,000 in principal with fixed rate interest payable, and (ii) approximately $5.7 million in principal with variable rate interest payable at rates ranging from 1.27% to 2.93%, adjusted annually based upon the 1 year LIBOR at the anniversary of the loans. The book value of the variable rate debt approximates fair value. The fair value of the fixed rate debt instrument based on the Company’s estimate of its current incremental borrowing rate of 200-400 basis points above the prime rate is approximately $218,000 for

December 31, 2002. As of December 31, 2001 the Company’s obligations included (i) approximately $2.0 million in principal with a fixed rate interest payable and (ii) approximately $5.7 million in principal with variable rate interest payable at rates ranging from 1.56% to 2.93%. The fair value of the fixed rate debt instrument based on the same methodology applied in the current year was approximately $1.7 million for December 31, 2001. A 100 basis point fluctuation in the variable rate debt instruments would increase or decrease interest expense by approximately $57,000 (for the years ended December 31, 2002 and 2001. All principal and accrued interest under these loans mature on the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009.

Item 8.     Financial Statements

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Regen Biologics, Inc.:

      We have audited the accompanying consolidated balance sheets of Regen Biologics, Inc. (a development stage company) (formerly known as Aros Corporation) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and Series A redeemable convertible preferred stock, and cash flows for each of the three years in the period ended December 31, 2002 and for the period from December 21, 1989 (inception) to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Regen Biologics, Inc. (a development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, and for the period from December 21, 1989 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company will require additional funding during 2003 to progress towards the complete development of its primary product and meet its obligations as they become due. Certain of the Company’s current significant shareholders have indicated their intention to provide additional funding. The Company is pursuing such additional funding, but does not yet have an unconditional commitment. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

/S/ ERNST & YOUNG LLP

Baltimore, Maryland

March 31, 2003

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$1	$1
Short-term investments	3,473	319
Receivables	8	136
Receivables from related parties	81	2
Inventory	262	293
Prepaid expenses and other	91	29

Total current assets	3,916	780

Property and equipment, net	129	351
Other assets	181	50

Total assets	$4,226	$1,181

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Bank overdraft	$—	$34
Accounts payable	251	249
Accounts payable from related parties	7	21
Accrued expenses	206	241
Merger cost accrued expenses	198	—
Current portion of capital leases	5	5

Total current liabilities	667	550

Pension liability	144	—
Other liabilities	41	41
Long-term portion of notes payable and capital leases, including accrued interest of $685 and $606 at December 31, 2002 and December 31, 2001, respectively	6,735	8,331
Series A redeemable convertible preferred stock, $.01 par value; 60,000,000 shares authorized, liquidation preference of $6,855; and 15,298,351 shares issued and outstanding as of December 31, 2002	6,855	—

Total liabilities	7,587	8,922
Stockholders’ equity (deficit):
Common stock prior to reverse merger and recapitalization	—	1
Series A through F convertible preferred stock prior to reverse merger and recapitalization	—	1
Common stock, $.01 par value; 130,000,000 authorized shares; 29,088,901 shares issued and 29,070,786 shares outstanding as of December 31, 2002, net of 18,115 shares held in treasury	291	—
Deferred stock compensation	—	(2,930)
Accumulated other comprehensive loss	(58)	—
Additional paid-in capital	31,373	27,058
Deficit accumulated during development stage	(41,822)	(31,871)

Total stockholders’ equity (deficit)	(10,216)	(7,741)

Total liabilities and stockholders’ equity (deficit)	$4,226	$1,181

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
	Years Ended December 31,			December 21, 1989
				(Inception) to
	2002	2001	2000	December 31, 2002

	(In thousands, except per share data)
Revenues:
Sales	$737	$434	$962	$2,133
Royalties	44	56	10	110
Grant and other revenue	—	—	—	433

Total revenues	781	490	972	2,676
Expenses:
Costs of goods sold	1,039	700	843	2,582
Research and development	2,222	2,125	2,712	25,176
Business development, general and administrative	2,147	1,592	1,573	11,243
Compensation expense associated with stock options and warrants	3,300	1,209	1,220	5,975

Total expenses	8,708	5,626	6,348	44,976

Operating loss	(7,927)	(5,136)	(5,376)	(42,300)
Merger cost	(515)	—	—	(515)
Interest and other income	66	12	18	1,211
Rental income	195	148	73	416
Interest expense	(1,770)	(354)	(244)	(2,684)
License fees	—	1,000	300	2,050

Net loss	$(9,951)	$(4,330)	$(5,229)	$(41,822)

Basic and diluted net loss per share:	$(0.56)	$(0.25)	$(0.31)	$(2.45)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for all periods presented prior to reverse merger and recapitalization)	17,671	17,045	17,045	17,093

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to December 31, 2002

			Stockholders’ Equity (Deficit)

	Series A
	Redeemable		Series A-F		Series B
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990			—	$—			1,400,000	$1
Issuance of common stock at $0.005 per share for cash in November 1991			—	—			700,000	—
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44			725,000	1			—	—
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29			1,226,338	—			—	—
Net loss from inception (December 21, 1989) through December 31, 1992			—	—			—	—

Balance at December 31, 1992			1,951,338	1			2,100,000	1
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29			550,552	—			—	—
Exercise of common stock options at $0.30 per share for cash in February 1993			—	—			200	—
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant			—	—			5,000	—
Net loss			—	—			—	—

Balance at December 31, 1993			2,501,890	1			2,105,200	1
Net loss			—	—			—	—

Balance at December 31, 1994			2,501,890	1			2,105,200	1
Net loss			—	—			—	—

Balance at December 31, 1995			2,501,890	1			2,105,200	1
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536			1,191,321	—			—	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996			—	—			163,333	—
Net loss			—	—			—	—

Balance at December 31, 1996			3,693,211	1			2,268,533	1
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53			335,314	—			—	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997			—	—			32,111	—
Net loss			—	—			—	—

Balance at December 31, 1997			4,028,525	1			2,300,644	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

			Deficit
			Accumulated	Accumulated	Total
	Additional	Deferred	During	Other	Stockholders’
	Paid In	Stock	Development	Comprehensive	Equity
	Capital	Compensation	Stage	Loss	(Deficit)

	(In thousands, except share and per share data)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990	$44	$—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992	—	—	(2,476)		(2,476)

Balance at December 31, 1992	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant	1	—	—		1
Net loss	—	—	(1,342)		(1,342)

Balance at December 31, 1993	6,828	—	(3,818)		3,012
Net loss	—	—	(1,463)		(1,463)

Balance at December 31, 1994	6,828	—	(5,281)		1,549
Net loss	—	—	(1,959)		(1,959)

Balance at December 31, 1995	6,828	—	(7,240)		(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	43	—	—		43
Net loss	—	—	(1,931)		(1,931)

Balance at December 31, 1996	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	5	—	—		5
Net loss	—	—	(3,868)		(3,868)

Balance at December 31, 1997	17,355	—	(13,039)		4,318

See Accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

			Stockholders’ Equity (Deficit)

	Series A
	Redeemable		Series A-F		Series B
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively			—	—			159,879	—
Compensation expense associated with stock option modifications			—	—			—	—
Net loss			—	—			—	—

Balance at December 31, 1998			4,028,525	1			2,460,523	1
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999			—	—			42,396	—
Issuance of Series F convertible preferred stock at $8.73 per share for cash			453,310	—			—	—
Compensation expense associated with stock option grants			—	—			—	—
Net loss			—	—			—	—

Balance at December 31, 1999			4,481,835	1			2,502,919	1
Compensation expense associated with stock option grants in prior year			—	—			—	—
Compensation expense associated with stock option grants in current year			—	—			—	—
Stock options cancelled during 2000			—	—			—	—
Net loss			—	—			—	—

Balance at December 31, 2000			4,481,835	1			2,502,919	1
Exercise of common stock options at $.10 per share in 2001			—	—			25,000	—
Exercise of common stock options at $1.45 per share in 2001			—	—			125	—
Compensation expense associated with stock option grants in prior years			—	—			—	—
Compensation expense associated with stock option grants in current year			—	—			—	—
Stock options cancelled during 2001			—	—			—	—
Deferred stock compensation associated with stock option grants to non- employees in 2001			—	—			—	—
Net loss			—	—			—	—

Balance at December 31, 2001			4,481,835	1			2,528,044	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

			Deficit
			Accumulated	Accumulated	Total
	Additional	Deferred	During	Other	Stockholders’
	Paid In	Stock	Development	Comprehensive	Equity
	Capital	Compensation	Stage	Loss	(Deficit)

	(In thousands, except share and per share data)
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	108	—	—		108
Compensation expense associated with stock option modifications	56	—	—		56
Net loss	—	—	(3,815)		(3,815)

Balance at December 31, 1998	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash	3,956	—	—		3,956
Compensation expense associated with stock option grants	3,436	(3,247)	—		189
Net loss	—	—	(5,458)		(5,458)

Balance at December 31, 1999	24,943	(3,247)	(22,312)		(614)
Compensation expense associated with stock option grants in prior year	—	738	—		738
Compensation expense associated with stock option grants in current year	2,124	(1,642)	—		482
Stock options cancelled during 2000	(1,089)	1,089	—		—
Net loss	—	—	(5,229)		(5,229)

Balance at December 31, 2000	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001	—	—	—		—
Compensation expense associated with stock option grants in prior years	—	935	—		935
Compensation expense associated with stock option grants in current year	1,010	(833)	—		177
Stock options cancelled during 2001	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non- employees in 2001	228	(131)	—		97
Net loss	—	—	(4,330)		(4,330)

Balance at December 31, 2001	27,058	(2,930)	(31,871)		(7,741)

See Accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)

			Stockholders’ Equity (Deficit)

	Series A
	Redeemable		Series A-F		Series B
	Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock

	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Issuance of Common Stock			—	—	—	—	301,930	1
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138			5,564,047	1	—	—	—	—
Deferred stock compensation associated with stock option grants in 2002			—	—	—	—	—	—
Compensation expense associated with stock options outstanding			—	—	—	—	—	—
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing			—	—		—		—
Valuation of beneficial conversion associated with bridge financing			—	—		—		—
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger			—	—	—	—	—	—
Conversion of convertible preferred shares to Redeemable convertible preferred Series A at liquidation/ redemption value	15,298,351	$6,855	(5,564,047)	(1)	—	—	—	—
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares			(4,481,835)	(1)	12,025,656	$120	297,146	3
Conversion of Subsidiary common stock into Company common stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock			—	—	—	—	(2,829,974)	(1)
Issuance of Company Common Stock			—	—	—	—	7,781,018	78
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held in treasury)			—	—	—	—	8,966,966	89
Conversion of Series B convertible preferred stock to Company Common Stock			—	—	(12,025,656)	(120)	12,025,656	120
Minimum Pension Liability			—	—	—	—	—	—
Net loss			—	—	—	—	—	—
Other comprehensive loss			—	—	—	—	—	—

Balance at December 31, 2002	15,298,351	$6,855	—	$—	—	—	29,070,786	$291

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

			Deficit
			Accumulated	Accumulated	Total
	Additional	Deferred	During	Other	Stockholders’
	Paid In	Stock	Development	Comprehensive	Equity
	Capital	Compensation	Stage	Loss	(Deficit)

	(In thousands, except share and per share data)
Issuance of Common Stock	104	—	—	—	105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138	6,716	—	—	—	6,717
Deferred stock compensation associated with stock option grants in 2002	370	(370)
Compensation expense associated with stock options outstanding	—	452	—	—	452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing	657	—	—	—	657
Valuation of beneficial conversion associated with bridge financing	843	—	—	—	843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger	—	2,848	—	—	2,848
Conversion of convertible preferred shares to Redeemable convertible preferred Series A at liquidation/ redemption value	(6,854)	—	—	—	(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	(122)	—	—	—	—
Conversion of Subsidiary common stock into Company common stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock	1	—	—	—	—
Issuance of Company Common Stock	(78)	—	—	—	—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held in treasury)	2,678	—	—	—	2,767
Conversion of Series B convertible preferred stock to Company Common Stock
Minimum Pension Liability	—	—	—	$(58)	(58)

Net loss	—	—	(9,951)	—	(9,951)

Other comprehensive loss	—	—	—	—	(10,009)

Balance at December 31, 2002	$31,373	$—	$(41,822)	$(58)	$(10,216)

See Accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				December 21,
				1989
	Year Ended December 31			(Inception) to
				December 31,
	2002	2001	2000	2002

	(In thousands)
Operating Activities
Net loss	$(9,951)	$(4,330)	$(5,229)	$(41,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	3,300	1,209	1,220	5,975
Issuance of common stock to consultant for services	—	—	—	2
Amortization of debt discount for warrant and beneficial conversion feature	1,500	—	—	1,500
Non-cash interest expense	270	354	251	881
Depreciation and amortization	238	272	345	2,027
Loss on disposal of property and equipment	—	—	1	9
Changes in operating assets and liabilities:
Other current assets and receivables	200	(34)	112	(125)
Inventory	31	(92)	(200)	(262)
Other assets	(131)	—	—	(131)
Accounts payable, accrued expenses and bank overdraft	(194)	164	(159)	351
Other liabilities	—	41	(18)	41

Net cash used in operating activities	(4,737)	(2,416)	(3,677)	(31,554)
Investing Activities
Purchases of property and equipment	(6)	(14)	(16)	(1,933)
Changes in short-term investments	(201)	397	(169)	(528)

Net cash provided by (used in) investing activities	(207)	383	(185)	(2,461)
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	—	6
Reduction in payable to stockholder	—	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs	3,857	—	—	24,767
Proceeds from issuance of common stock	105	3	—	301
Repayment on capital lease obligations	(6)	(3)	—	(112)
Proceeds from notes payable	988	2,030	4,192	11,410
Payments on notes payable	—	—	(326)	(2,323)

Net cash provided by financing activities	4,944	2,030	3,866	34,015

Net (decrease) increase in cash	—	(3)	4	—
Cash at beginning of period	1	4	—	1

Cash at end of period	$1	$1	$4	$1

Supplemental disclosure of cash flow information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	—	$300
Equipment purchased pursuant to capital leases	10	10	—	124
Cancellation of stock options with deferred stock compensation associated	—	161	—	1,250
Net assets assumed in merger	2,733	—	—	2,733
Conversion of bridge financing to equity	2,860	—	—	2,860
Cash disclosure:
Cash paid for interest	—	—	17	310

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     NATURE OF BUSINESS

      ReGen Biologics, Inc. (“ReGen” or the “Company”), formerly Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management information services. The Company sold or discontinued all APACHE business and changed its name to Aros Corporation in 2001. The Company changed its name to ReGen Biologics, Inc. in 2002.

      RBio, Inc. (“RBio” or the “Subsidiary”), formerly ReGen Biologics, Inc., a Delaware corporation, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990 for the purpose of research and development and, ultimately, the sale of collagen-based technologies and products to stimulate re-growth of tissue that, under natural conditions, does not regenerate adequately in humans. On November 12, 2002 ReGen Biologics, Inc. changed its name to RBio, Inc.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and account balances have been eliminated in consolidation.

      Through its Subsidiary, the Company developed a proprietary collagen based matrix technology, which has been clinically proven to regenerate lost or damaged tissue. This technology produces a scaffold, which promotes the natural re-growth of tissue into the implanted matrix. The matrix material then absorbs, leaving native tissue in its place. The Company chose to initially adapt this technology in the orthopedic area, which offers a substantial unmet need and large market size.

      The Company developed and currently markets outside the U.S., the Collagen Meniscus Implant (“CMI”). This implant product for the meniscus of the human knee is the Company’s initial application of its tissue re-growth technology. Patients with a damaged meniscus frequently undergo an arthroscopic surgical procedure known as a partial meniscectomy, removing the damaged tissue, leaving the patient with less meniscus to support the knee and protect the patient from further complications or injury. For many of these patients, the CMI presents a surgical alternative, with the potential to re-grow much of the tissue otherwise lost in these procedures, allowing the patient to return to a more active lifestyle than otherwise may have been possible. In 2002, the Company estimates that there were approximately 1.1 million partial meniscectomy procedures performed worldwide, of which approximately 783,000 were in the United States.

      The Company has also developed and markets the SharpShooter Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implant of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures.

      The CMI and SharpShooter in 2000 each received the CE Mark for distribution in the European Economic Community. In 2002, the CMI was cleared for marketing in Australia and Chile, and in 2000, the Sharp Shooter received marketing clearance for sale in the United States by the United States Food and Drug Administration (“FDA”). In the fourth quarter of 2002 the Company completed the required enrollment and related surgical procedures for its CMI clinical trial in the United States.

      The U.S. CMI clinical trial is a multicenter pivotal trial consisting of 288 patients, 14 centers and 23 surgeons. Prior to submission of results in the Company’s Pre-market Approval Application (“PMA”), all patients will undergo a clinical follow-up exam at two years after the date of their CMI procedure. The Company expects these two-year clinical follow-up exams will be completed in the fourth quarter of 2004,

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with submission of the completed PMA to the FDA shortly thereafter. To date, the Company has collected two-year clinical results on approximately 60% of the patients in the CMI trial.

      The Company will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that the Company will emerge from the development stage when the CMI product is available for sale in the U.S. or sales of all of its products have reached a volume that will provide for positive gross margin.

      The Company is actively pursuing additional permanent equity capital in order to support ongoing operations, and believes it requires one or more such financings before it will be in a position to support itself through positive operating earnings and cash flow. The Company expects a financing to occur by September 30, 2003, or before such time as current cash reserves are depleted. Certain existing investors in the Company, who have invested in previous rounds of financing, have indicated their interest in participating in the next financing. The Company has received a written commitment from one of its existing Stockholders for an investment in the next financing subject to certain conditions customary in such a commitment. While the Company has been successful in the past at obtaining the necessary capital to support its operations, there can be no assurance that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all.

      The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory approvals for its CMI and other products. The process of review by the FDA is uncertain, and while the Company expects that the FDA will issue its ruling on the CMI product in 2005, there is no guarantee that the Company will receive approval by the FDA in any specific time frame, or at all. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. will not occur until, at the earliest, late 2005. Although the CMI is approved and distributed in Europe, Australia and Chile, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address various other operating issues, including special reimbursement provisions for the surgeons and facilities that will be responsible for implanting the Company’s CMI or other future products. While the Company is actively working to address these issues, there is no guarantee that the Company will be able to obtain special reimbursement provisions, or obtain them in any given time frame. The Company will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world.

      The financial statements have been prepared assuming the Company will continue as a going concern. Continuing as a going concern is dependent upon successfully raising capital as described above. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and amounts and classification of liabilities that might result from the outcome of the uncertainty.

(2)     BASIS OF PRESENTATION

      On June 21, 2002, the Company approved a merger of the Subsidiary into Aros Acquisition Corporation, a wholly owned subsidiary of the Company. The acquisition of the Subsidiary has been recorded for accounting purposes as a reverse merger and recapitalization, whereby the Subsidiary is

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed to be the accounting acquirer of the Company. For purposes of this filing and future filings, the historical financial statements of the Subsidiary including related notes have replaced the prior historical financial statements of the Company. On the date of the merger between the Subsidiary and the Company, the assets and liabilities of the Company were merged into the historical balance sheet of the Subsidiary for consolidated financial statement purposes as if the Subsidiary had acquired the Company. The assets and liabilities of the Company at the acquisition date comprised approximately $2.95 million in cash, approximately $212,000 in prepaid and other assets and approximately $430,000 in accounts payable, accrued expenses and other liabilities. The fair values of these assets and liabilities approximate their book values at the acquisition date. Because the Company was essentially a non-operating entity at the time of the merger, the merger was considered a capital transaction in substance and no goodwill was recorded. The common and preferred stock of the Subsidiary that was outstanding at the date of the merger was replaced with the common and preferred stock (along with additional paid in capital) of the Company including those shares issued to consummate the merger. The historical retained deficits of the Subsidiary were carried forward into the merged company.

      Costs associated with the merger include legal and accounting fees and an estimate of the costs to be incurred to register the unregistered shares distributed to the former shareholders of the Subsidiary in connection with the merger. Management’s estimate of these costs was $402,000 and had been expensed in the second quarter during 2002. A change in the estimate due to additional accounting and legal fees of $113,000 has been made and expensed in the third quarter of 2002, increasing the total estimated costs associated with the merger to $515,000.

      For the twelve months ended December 31, 2002, the pro forma amounts indicating results as if the merger had taken place on January 1, 2002 for revenue, net loss and earnings per share were $781,000, ($9,963,000) and ($0.56), respectively.

(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Inventories

      Inventories are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a straight-line build-up in the stage of completion, and historical yields reduced by estimated usage for quality control testing.

     Property and Equipment

      Property and equipment are stated at cost. Depreciation of computer, office, laboratory, and manufacturing equipment is calculated using the straight-line method over the estimated useful lives (three to five years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income Taxes

      The Company provides for income taxes in accordance with the asset and liability method, prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Revenue Recognition

      The Company sells its products to distributors of orthopedic products under exclusive license agreements.

      Revenues from sales of products are recognized when goods are shipped to the distributors (the customers). Amounts billed to customers for shipping and handling are included in revenues. Shipping and handling costs are included in costs of goods sold. Certain customers that make up 100% of sales for certain products are required to purchase minimum quantities.

      The Company’s agreements with its customers provide for certain royalty payments to the Company when the customer sells the products to the end users. If determinable at the time results are published by the Company, royalties are recognized when the customer has sold the product to the end user and the Company has fulfilled its obligations under the applicable agreement. If not determinable at the time results are published, royalties are recognized in the period they become determinable.

      License fees represent payments received from customers for exclusive perpetual licenses to sell the Company’s products in various geographic areas (see Note 9). These fees are recognized as other income when all performance criteria in the underlying agreement have been met. License fees are not recurring.

     Research and Development Costs

      All research and development costs are charged to expense as incurred.

     Patent and Licensing Costs

      The Company records costs incurred to obtain patents and licenses as research and development expense.

     Advertising Costs

      All advertising costs are expensed as incurred. During the years ended December 31, 2002, 2001 and 2000, the Company expensed approximately $89,000, $66,000 and $8,000, respectively, as advertising costs.

     Comprehensive Loss

      Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive loss comprises a minimum pension liability.

     Fair Value of Financial Instruments and Concentrations

      The carrying amount of the Company’s variable rate debt approximates fair value. The fair value of the fixed rate debt was approximately $218,000 and $1.7 million as of December 31, 2002 and 2001, respectively. The fair value of the fixed rate debt is based on the Company’s estimate of its current

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

incremental borrowing rate of 200–400 basis points above the prime rate. The carrying amount of the Company’s cash, short-term investments, receivables, receivables from related parties, accounts payable and accrued expenses approximates fair value due to their short-term nature.

      The Company currently has two principal customers (see Note 9), which market and sell the Company’s two current products. Customer A has the license to sell the Sharp Shooter product. Customer B, which is also a shareholder of the Company, has the license to sell the CMI product outside of the United States. Concentrations of receivables and revenues by customer as of and for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2001	2000

Accounts receivable:
Customer A	8%	99%	31%
Customer B	92%	—%	69%
Sales revenues:
Customer A	55%	66%	41%
Customer B	45%	34%	59%
Royalties:
Customer A	100%	100%	100%

      The CMI and SharpShooter in 2000 each received the CE Mark for distribution in the European Economic Community. In 2002, the CMI was cleared for marketing in Australia and Chile, and in 2000, the Sharp Shooter received marketing clearance for sale in the United States by the United States Food and Drug Administration (“FDA”). In the fourth quarter of 2002 the Company completed the required enrollment and related surgical procedures for its CMI clinical trial in the United States.

     Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Adoption of New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, entitled, Business Combinations. This statement prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Company’s consolidated financial statements.

      Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This statement eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This statement also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This statement is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Company’s consolidated balance sheets at that date, regardless of when the assets were

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

initially recognized. This statement was adopted on January 1, 2002, and did not have an impact on the Company’s consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, entitled, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This statement is effective for fiscal years beginning after December 15, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 31, 2003.

      Had compensation costs for the Company’s stock options been determined based on SFAS No. 123, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Year Ended December 31

	2002	2001	2000

Net loss, as reported	$(9,951)	$(4,330)	$(5,229)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	3,128	1,119	1,171
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(6,386)	(2,070)	(1,804)

Pro forma net loss	$(13,209)	$(5,281)	$(5,862)

Earnings per share:
Basic and diluted — as reported	$(0.56)	$(0.25)	$(0.31)
Basic and diluted — pro forma	$(0.75)	$(0.31)	$(0.34)

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model. The following assumptions were used in the pricing calculation for 2002, 2001 and 2000:

	Year Ended December 31,

	2002	2001	2000

Risk-free interest rate	2.55-4.05%	4.41-5.34%	5.47-6.61%
Dividend yield	0%	0%	0%
Expected lives	7 years	7 years	7 years
Expected volatility	93.27%	82.73%	83.20%

      The expected volatility was calculated by using the average volatility of comparative companies due to RBio being a privately held company prior to the reverse merger and recapitalization.

Accounting Principles Issued But Not Yet Adopted

      In August 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Company does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other non-substantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Company does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

      Certain prior year and inception to December 31, 2002 balances have been reclassified to conform to the current year’s presentation.

(4)	SHORT-TERM INVESTMENTS

      At December 31, 2002 and 2001, all investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. The Company had $3,472,578 and $319,452 of short-term investments invested in U.S. government agency notes as of December 31, 2002 and December 31, 2001, respectively. The Company did not have any material realized or unrealized gains or losses at December 31, 2002 and 2001 and for the periods then ended.

(5)	PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

	December 31,	December 31,
	2002	2001

	(In thousands)
Computer equipment	$230	$215
Office equipment	101	101
Laboratory equipment	376	374
Manufacturing equipment	240	241
Leasehold improvements	1,198	1,198

	2,145	2,129
Less accumulated depreciation and amortization	(2,016)	(1,778)

	$129	$351

(6)	INVENTORY

      Inventory consists of the following:

	December 31,	December 31,
	2002	2001

	(In thousands)
Raw material	$24	$64
Work in process	146	65
Finished goods	92	164

	$262	$293

      Inventory was adjusted down $18,020 and $40,847 during 2002 and 2001, respectively, to reflect values at the lower of cost or market. At December 31, 2002, 93% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for its products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	NOTES PAYABLE

Credit Agreement and 2000 Credit Agreement

      On November 30, 1998, the Subsidiary entered into a Credit Facility (Credit Agreement) with a shareholder. The Credit Agreement provides for financing of up to $2,042,600. As of December 31, 2002, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on December 1, 2003. During 2002, the Credit Agreement was amended to extend the maturity date to the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Subsidiary may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity. The outstanding balance bears interest that compounds annually, at LIBOR, adjusted annually, ranging from 1.27% - 2.35% through the fiscal period December 31, 2002. Accrued interest on this note is due upon maturity of the underlying principal.

      On March 15, 2000 the Subsidiary entered into another Credit Facility (2000 Credit Agreement) with the same shareholder as the Credit Agreement. The 2000 Credit Agreement provided for financing of up to $4,000,000. As of December 31, 2002, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on March 14, 2005. During 2002, the 2000 Credit Agreement was amended to extend the maturity date to the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt be converted to equity. $350,000 of the financing is fixed at a rate of 7% while the remaining $3,650,000 bears interest, that compounds annually, at LIBOR, adjusted annually, ranging from 1.56% - 2.93% through the fiscal period December 31, 2002. Accrued interest on this note is due upon maturity of the underlying principal.

      In connection with the Credit Agreement and the 2000 Credit Agreement, the lender has obtained a security interest in certain of the Company’s intellectual properties.

      As of December 31, 2002, accrued interest on the credit facilities was approximately $685,000. The weighted average interest rate on the credit facilities for the year ended December 31, 2002 and 2001 was 2.91% and 5.07% respectively.

Bridge Loan Agreement and 2002 Bridge Loan Agreement

      On April 13, 2001 the Subsidiary entered into a bridge loan agreement (Bridge Loan Agreement) with existing shareholders and a third party, whereby the lenders were committed to make available up to $3,000,000, subject to terms outlined in the Bridge Loan Agreement, in exchange for convertible subordinated notes. Based on these terms, $1,673,591 became available under the Bridge Loan Agreement and was deposited into an escrow account. In addition to the principal, the Subsidiary was able to borrow interest accrued on the principal while the proceeds were held in escrow. As of June 21, 2001, the Subsidiary had borrowed $1,680,687 under the Bridge Loan Agreement. Interest compounded annually at Prime plus one percent, or 9.0% and was due upon maturity of the underlying principal. In accordance with the terms of these notes, the outstanding principal and accrued interest was converted into Series G Convertible Preferred Stock of the Subsidiary and ultimately into Series A Convertible Preferred Stock of ReGen (see further discussion below). In addition, upon conversion of the notes, the terms of warrants attached to the notes became fixed (see further discussion below).

      In March 2002 the Subsidiary entered into $1 million of convertible subordinated promissory notes (Notes) with related parties. The Notes were scheduled to mature in March 2003 and accrued interest at Prime plus 1%, or 5.75%. In accordance with the terms of these notes, the outstanding principal and accrued interest was converted into Series G Convertible Preferred Stock of the Subsidiary and ultimately into Series A Convertible Preferred Stock of ReGen (see further discussion below). In addition, upon

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conversion of the notes, the terms of warrants attached to the notes became fixed (see further discussions below).

      On June 21, 2002, the Subsidiary issued 5,564,048 shares of Series G Convertible Preferred Stock (Series G Stock) to existing shareholders of the Subsidiary for $1.2321 per share. Cash of $4,000,000 was received for 3,246,490 of the shares issued. The remaining 2,317,558 shares were issued upon conversion of the borrowings under the Bridge Loan Agreement and Notes, principal and accrued interest from 2001 and 2002 financings with a value of approximately $2,860,000. Subsequent to the conversion of these notes payable into Series G Stock, and also on June 21, 2002, in connection with the merger of ReGen and Aros, the Series G Stock was exchanged for Series A Convertible Preferred Stock of ReGen at a rate of 2.7495 ReGen Series A Stock for each share of ReGen Series G Stock, resulting in 6,372,126 shares of Aros Series A Stock.

      In accordance with the terms of the Bridge Loan Agreement and the Notes, on June 21, 2002, the Subsidiary issued 782,602 five year warrants for common stock exercisable for $1.2321 per share, calculated based upon 25% of the principal and interest outstanding on the 2001 notes and 50% of the principal and interest outstanding on the 2002 notes payable as of June 21, 2002, divided by $1.2321 per share (the purchase price per share paid for the Series G Stock). In connection with the Merger of RBio and ReGen, these warrants were assumed by the Company. Subsequent to the merger, the warrants became exercisable for 2,151,765 shares of ReGen Common Stock at a price of $0.43 per share. In accordance with the terms of the Bridge Loan Agreement and the Notes, the exercise price and number of shares exercisable under the warrants was not known until the consummation of the Series G financing. Therefore, no value had previously been assigned to the warrants or the beneficial conversion feature of the Bridge Loan Agreement and the Notes. At June 21, 2002 the value of the warrants issues was established as $656,788 and the value of the beneficial conversion was established as $843,566. The sum of these amounts was recorded as a reduction of the borrowings outstanding (debt discount) and an increase in additional paid in capital on June 21, 2002. The warrants and beneficial conversion are fully vested; therefore the entire amount of the debt discount was recorded as interest expense on June 21, 2002.

(8)	CAPITAL LEASES

      Future payments under capital lease obligations at December 31, 2002 are as follows:

December 31, 2002
Capital Leases

(In thousands)
2003	$7
2004	4
2005	3

14
Amounts representing interest	(2)

$12

      Included in property and equipment at December 31, 2002 and 2001 is $21,142 and $10,489, respectively, related to the capital leases. These leases have terms of 2 and 3 years and imputed interest rates of 8.3% and 14.24%. The new capital lease in 2002 was for computer equipment.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(9)	LICENSE AGREEMENTS

Product Distribution License Agreements

      In February 1996, the Subsidiary entered into a perpetual product distribution agreement (1996 Product Distribution Agreement) for the Collagen Meniscus Implant (CMI) with a shareholder of the Subsidiary, who is also the holder of the majority of the Subsidiary’s long-term debt. The Subsidiary received a nonrefundable, non-creditable $750,000 licensing fee in February 1996 in exchange for the granting of exclusive distribution and marketing rights outside the United States of America for the product under development.

      An additional $1,000,000 was recognized as other income during 2001 under the milestone provisions as adjusted by a new agreement between the parties during 2001. This payment is also nonrefundable and non-creditable. The Subsidiary may be due additional milestone fees in future years based on the achievement of future sale volumes by the shareholder/creditor under this agreement. Also, under this agreement, the Subsidiary will be reimbursed by the shareholder/creditor for all expenses it incurs in connection with obtaining regulatory approval for the CMI outside the United States of America. At December 31, 2002 and 2001, the Subsidiary had a receivable from the shareholder of approximately $80,509 and $0, respectively.

      In January 2002, the Subsidiary entered into an amendment to its 1996 Product Distribution Agreement. The amendment provides for (i) further definition and certain changes to the 1996 Product Distribution Agreement, including marketing activities and annual sales minimums and (ii) restructuring of the Credit Agreement and 2000 Credit Agreement, calling for repayment of such credit agreements to occur at the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt be converted to equity.

      During 2000, the Subsidiary entered into an exclusive distribution agreement with a distributor granting the distributor exclusive rights to sell the Sharp Shooter product throughout the world. The Company received and recognized as license fee income a $300,000 nonrefundable, non-creditable license fee in 2000. This agreement continues in force so long as the distributor meets certain minimum sales volume quotas. The distributor is obligated to pay the Subsidiary a royalty on net sales of products sold by the distributor to end users at a rate of between 10% and 12%. For the years ended December 31, 2002, 2001 and 2000, the amount of royalty income under this agreement was approximately $44,000, $56,000 and $10,000, respectively. The distributor is also required to pay a minimum royalty in order to maintain the exclusive distributor status. To meet the minimum royalty’s requirement, the distributor would have owed an additional $98,500 through December 31, 2002. Management has determined that based on the current status of negotiations with the distributor over possible modifications to the agreement, that these amounts do not meet the criteria for revenue recognition and have therefore not been included in revenue in either year.

Technology License Agreements

      In April 1997, the Subsidiary entered into an agreement with a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the Sharp Shooter. The Subsidiary paid $100,000 in 1997 in license fees ($80,000 to the member of the Board of Directors and $20,000 to MPC). Such fees were charged to research and development expense as the related technology was considered by the Subsidiary to be in the development stage, and such technology had no alternative future use. The Subsidiary is required to pay a royalty of up to 6%, consisting of a royalty of up to 4.8% to the member of the Board of Directors and up to 1.2% to an

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assignee of MPC on net sales of products sold incorporating the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. For the years ended December 31, 2002, 2001 and 2000, approximately $12,000, $15,000 and $2,000, respectively was charged to expense under this agreement. At December 31, 2002, 2001 and 2000, approximately $2,000 and $10,000 and $2,000, respectively was accrued under this agreement.

      In 1995, the Subsidiary entered into an exclusive license agreement with an employee pursuant to which the employee granted the Subsidiary an exclusive worldwide right and license to certain technology considered by the Subsidiary to be a candidate for use in products of the Subsidiary, including the rights to certain patents and to any products resulting from the use of such technology and/or patents. Under the exclusive license agreement, the Subsidiary agreed to pay the employee a license issue fee of $250,000 in five equal installments of $50,000 per year. The Subsidiary is also required to pay a royalty of: (a) 6% on products covered by a valid patent claim; (b) 3% on products not covered by a valid patent claim; and (c) 50% of royalties actually received by the Subsidiary from sub-licensees who are not affiliates. The Subsidiary completed its payments under this license agreement during fiscal 2000. In addition, the Subsidiary paid all costs incurred by the employee prior to August 24, 1995 for filing, prosecuting and maintenance of licensed patents, in the amount of $50,000. The exclusive license agreement will expire on the later to occur of ten years from the commercial sale of any licensed product (as defined in the agreement) or the date of expiration of the last to expire patent covered in the agreement.

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

(10)	COMMITMENTS AND CONTINGENCIES

      The Company leases its corporate headquarters in Franklin Lakes, New Jersey under a non-cancelable operating lease that expires on March 31, 2004, has a month-to-month operating lease agreement for office space in Vail, Colorado and leases space in Redwood City, California for its manufacturing operations under a non-cancelable operating lease that expires in May 2003. The Company sub-leases a portion of the manufacturing facility at the rate of $43,805 per month. The sub-lease expires in May 2003. In January 2002, the Company signed a one-year lease for the office space in Vail, Colorado. The Company sub-leases a portion of the Vail, Colorado facility at a rate of $1,622 per month. The sublease expires January 2003. Total net rent expense was approximately $214,000, $97,000 and $223,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

      The Company expects to enter into a three-year lease extension for its manufacturing operations in Redwood City, California under commercially reasonable rates, terms and conditions.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum lease payments are as follows at December 31, 2002:

(In thousands)
2003	$185
2004	10

$195

      Future minimum sublease income receipts are as follows at December 31, 2002:

(In thousands)
2003	$219

      The Company has employment agreements with an officer of the Company providing for minimum aggregate annual compensation of approximately $275,000 per annum. The contract provides for consecutive one year terms of employment which may be terminated by either party upon a ninety-day prior written notice. Additionally, such employment agreements provide for various incentive compensation payments as determined by the Company’s Board of Directors.

      During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. The Company instituted a recall of such product components during 2002. The original recall plan was to involve reworking product that had been sold, with the Company bearing the cost of the rework, but the customer retaining title of the product. At the time of the recall, an accrual for the estimated recall and rework costs was recorded. This accrual was updated in the second and third quarters of 2002 as more information about the cost of rework and the quantity of product involved became known. The reworked packaging design to correct the issue that led to the recall requires FDA approval before the reworked products can be returned to the customer. Due to length of time required to receive this approval and therefore return the reworked product to the customer, the Company agreed to take title to the returned product and issue a credit to the customer in the fourth quarter of 2002. The Company has issued a credit of approximately $144,000 to its customer for these returns. This credit was recorded as a reduction in revenue in the fourth quarter of 2002. As of December 31, 2002, the customer has used approximately $42,000 of the total credit, and $103,000 remains available for application to future invoices. As a result of the recall, the Company received and included in inventory a total of 6,084 units of the component. A warranty reserve associated with the recall of these products in 2001 and 2002 was estimated based on the costs to be incurred to recall and rework the product. Based upon these estimates, the Company established a warranty reserve equal to a total of $127,000, including approximately $55,000 recorded in 2001 for 2001 shipments and $72,000 recorded in 2002 for 2002 shipments. The reserve has been subtracted from the carrying amount of the returned inventory. Costs incurred and paid to rework the returned inventory will be included in inventory to the extent of the original carrying amount. The amounts recorded as the estimated costs associated with the recall have been estimated based on the best information currently available. Completion of the rework and FDA approval of the reworked packaging may involve additional costs which can not currently be anticipated. Any such additional costs would be recorded when management becomes aware of the factors which may require the additional costs.

      During 2002, the Company detected residue from its packaging vendor on certain of its CMI packaging materials. The Company identified and discarded all CMI products with the potential for the presence of this material at a cost of approximately $48,080.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	EMPLOYEE BENEFIT PLANS

      The Company sponsors a profit sharing plan (“Plan”) intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Plan after three months of service. Employees may contribute a portion of their salary to the Plan, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the Plan at the discretion of the Board of Directors, but has made no such contribution to date. Employer contributions generally vest over seven years.

      Prior to the reverse merger and recapitalization, the Company sponsored a defined benefit pension plan (“Pension Plan”) covering all former employees of National Health Advisors, a subsidiary of the Company acquired in 1997. The Pension Plan was amended to freeze benefit accruals and the entry of new participants effective October 31, 1997. The sale of the Company’s APACHE business in 2001 resulted in the termination of all remaining participants in the Pension Plan.

      The benefits under the Pension Plan are based on final average compensation. This defined benefit is offset by a linked profit sharing retirement plan that was also sponsored by National Health Advisors. The Pension Plan covers the portion of the participant’s defined benefit that is not covered by the balance in the participant’s linked profit sharing retirement account on the date of their retirement. While the total amount of each participant’s defined benefit was frozen, the Pension Plan’s share of the defined benefit will fluctuate as the funds invested in each participant’s linked profit sharing retirement account fluctuates. During 2002, declines in the value of the investments in the participants’ profit sharing retirement accounts increased the Pension Plan’s share of the defined benefit liability and therefore the benefit obligation by approximately $21,000. The remaining increase in the benefit obligation is related to accretion for interest. The Company’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes and meets minimum-funding standards, using an actuarial cost method and assumptions, which are different from those used for financial reporting.

      Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the pension plan’s funded status at October 31, 2002 and 2001, the measurement date, and significant assumptions follow. As discussed in Note 2, the historical financial statements of the Subsidiary and related notes have replaced the prior historical financial statements of the company. The information presented below represents disclosures related to the pension plan for all applicable years even though the prior historical financial statements of the Company would not have included this information when originally issued. The 2001 accrued pension cost presented below is not included in the prior historical financial statements of the Subsidiary and therefore is not included in the December 31, 2001 balance sheet of the Company presented herein. The 2002 accrued pension cost is included in pension liabilities in the December 31, 2002 balance sheet.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	October 31,
	(measurement date)

	2002	2001

	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Beginning of the year	$339	$190
Interest cost	21	14
Curtailment	—	(8)
Actuarial loss (gain)	(21)	143

End of the year	$381	$339

CHANGE IN FAIR VALUE OF ASSETS
Beginning of the year	$217	$315
Actual return on plan assets	11	(100)
Employer contributions	9	2

End of the year	$237	$217

RECONCILIATION OF FUNDED STATUS
(Under)/over funded status	$(144)	$(122)

Accrued pension cost	$(144)	$(122)

SIGNIFICANT ASSUMPTIONS:
Discount rate	6.26%	6.26%
Expected return on plan assets	6.26%	6.26%
Rate of compensation increase	5.00%	5.00%

      Pension expense for the year ended December 31, 2002 was $9,000 and is comprised of $21,000 in interest, offset by $11,000 in actual return on plan assets and $1,000 in net amortization and deferral. Because the Pension Plan is frozen, the Company will not have any future service costs associated with this plan. Future pension expense could result from amortization of actuarial gains and increases in the benefit obligation due to further decreases in the linked profit sharing retirement accounts. At October 31, 2002, the balance in the linked profit sharing retirement accounts was approximately $165,000. Decreases in this balance will increase the benefit obligation of the Pension Plan while increases in this balance will decrease the benefit obligation of the Pension Plan.

      As of the measurement date, the market value of the Pension Plan assets was below the accumulated benefit obligation, and the Company was required to record a minimum liability of $58,000 in 2002. This amount was reflected as an increase in pension liability and a decrease in other comprehensive income. Due to the Company’s net operating loss position, no tax benefit was provided for this additional liability.

(12)	RELATED PARTY TRANSACTIONS

      The Company has a cost reimbursement agreement with a shareholder of the Company. For the years ended December 31, 2002 and 2001, the Company is entitled to reimbursement of approximately $0 and $74,000, respectively, in developmental costs, all of which has been received year to date.

      For the fiscal years ended December 31, 2002, 2001 and 2000 45%, 34% and 59%, respectively of the Company’s revenues were from sales to Centerpulse Orthopedics Limited, a related party.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2002 and December 31, 2001, approximately $6,594 and $21,000 of accounts payable were due to related parties.

(13)	STOCKHOLDERS’ EQUITY

      The Company’s capital structure was significantly impacted by the reverse merger and recapitalization of June 21, 2002 (see Note 16). The information contained in this note reflects the disclosures related to all shares, options and warrants outstanding at December 31, 2002, and where applicable, historical information related to these securities and plans.

Convertible Preferred Stock

      Following the Company’s annual stockholders meeting on November 26, 2002, the Company filed an amendment to its certificate of incorporation, increasing the number of authorized shares of Common and Preferred Stock of the Company. The increase in Common Stock was sufficient to permit the conversion of Series B convertible preferred stock (“Series B stock”) into Common Stock. In accordance with the terms and conditions of the Series B stock, all such stock was automatically converted into Common Stock, on a one for one basis, as of the filing of the Company’s amended certificate of incorporation on December 13, 2002.

      The holders of Series A convertible preferred stock (the “Series A Stock”) are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series A Stock are entitled to receive an amount per share equal to the liquidation preference, equal to the purchase price of Series A Stock, plus any declared but unpaid dividends and subject to adjustment for stock splits and similar adjustments.

      The holders of Series A Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote.

      At the option of the holder, the Series A Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series A Stock, and will automatically convert into common stock concurrent with the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $5,000,000 in gross proceeds at a valuation of at least $25,000,000.

      Beginning on the 7th anniversary of the issuance and delivery of the Series A Stock, or June 21, 2009, the Series A Stock shall be subject to redemption at the option of not less than a majority of the holders of the Series A Stock at a per share redemption price equal to the liquidation value of the Series A Stock at the time of redemption. The liquidation value will equal the purchase price of the Series A Stock plus any declared, but unpaid dividends and taking into account any stock splits or similar adjustments to the Series A Stock. The Company shall redeem not less than all of the Series A Stock at the Redemption Price, pro-rata among all of the holders of the Series A Stock, in one-third ( 1/3) increments on each of the 7th, 8th and 9th anniversaries of the issuance and delivery of the Series A Stock.

     Stock Options

      The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, if the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has an Employee Stock Option Plan (the Plan) that provides up to 5,700,000 options to be issued to employees, and non-employees of the Company. Option grants for 3,987,000 shares were made during 2002. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. At December 31, 2002, options for 1,544,888 shares were available for grant under the Plan. The Company has reserved 5,700,000 shares of common stock for issuance under the Plan.

      In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), pursuant to which non-employee directors of the Company will be granted an option to purchase 20,000 shares of common stock on January 1, of each calendar year for each year of service. The exercise price of such options shall be at the fair market value of the Company’s common stock on the date of grant. Options become fully vested and exercisable on the December 31 immediately following the date on which the option is granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. As of December 31, 2002, 17,500 shares were outstanding and 1,052,000 were available for grant under the Director Option Plan. The Company has reserved 1,070,000 shares of common stock for issuance under the Director Option Plan. During the year ended December 31, 2002 the Company granted options to purchase 5,000 common shares at exercise prices of $0.0825, which was considered to be equal to the fair market value at the date of grant.

      In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan) that provides up to 500,000 options to be issued to the Directors of the Company as amended. The exercise price of such options shall not be less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 2002, options for 175,400 shares were outstanding and 324,600 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 500,000 shares of common stock for issuance under the Director Supplemental Option Plan.

      At June 21, 2002 the Subsidiary had reserved the equivalent of 2,394,526 shares of the Company’s common stock for issuance under its 1991 Stock Option Plan (the Plan). The Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2002, 692,877 options for shares remain outstanding, which originated from the Plan and are fully exercisable.

      At June 21, 2002, the Subsidiary had reserved the equivalent of 1,649,700 shares of the Company’s common stock for issuance under its 1993 Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2002, 1,285,391 options for common stock of the Company remain outstanding, which originated from the Directors’ Plan and are fully exercisable.

      At June 21, 2002, the Subsidiary had reserved the equivalent of 4,674,150 shares of the Company’s common stock for issuance under its 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2002, 3,706,721 options for common stock of the Company remain outstanding, which originated from the 1999 Plan and are fully exercisable.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At June 21, 2002 the Subsidiary had reserved the equivalent of 2,852,161 shares of the Company’s common stock for issuance under two separate stock option plans for specified key employees. The Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2002, 2,357,251 options for common stock remain outstanding, which originated under these plans and are fully exercisable.

      In accordance with the merger between the Company and the Subsidiary, the Company assumed all outstanding options of the Subsidiary, such that immediately after the merger, options for the stock of the Subsidiary became options for the stock of the Company. As of December 31, 2002, options assumed from the Subsidiary included options for 8,193,463 shares of the Company’s common stock, at an average exercise price of $0.38 and exercise prices ranging from $0.13 to $0.53. All options assumed from the Subsidiary were fully vested upon the effective date of the merger, June 21, 2002. Total deferred stock compensation of $2,848,310 associated with these options was recorded as compensation expense on the date of the merger.

      A summary of activity under the Company’s stock option plans is as follows:

	Options Outstanding

			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share

Conversion of RBio December 31, 2001 to ReGen Options	6,230,210	$0.16 – $ 0.53	$0.49
ReGen balance at December 31, 2001	1,146,268	$0.08 – $13.00	$4.26
ReGen options granted	3,992,000	$0.08 – $ 0.22	$0.20
ReGen options canceled	(388,968)	$0.08 – $13.00	$2.24
RBio options granted	2,788,103	$0.13 – $ 0.53	$0.16
RBio options exercised	(824,850)	$ 0.13	$0.13
RBio options expired	(151,223)	$0.13 – $ 0.53	$0.35

Balance at December 31, 2002	12,791,540	$0.08 – $13.00	$0.63

      During 2002, the Company granted 6,780,103 stock options with a weighted average fair value of $2,121,684 and with a per share weighted average exercise price of $0.31 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. Of the options granted in 2002 4,937,175 shares are subject to accelerated vesting if certain performance criteria are met.

      The following table summarizes information about options at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Exercise	Average
		Contractual	Exercise		Contractual	Exercise
Price Per Share	Shares	Life in Years	Price	Shares	Life in Years	Price

$0.00 – $ 0.50	6,699,057	8.66	$0.18	3,088,540	7.24	$0.15
$0.51 – $ 1.00	5,617,683	6.29	$0.53	5,617,683	6.29	$0.53
$1.01 – $ 2.00	46,694	6.26	$1.53	46,694	6.26	$1.53
$2.01 – $13.00	428,106	3.54	$8.90	428,106	3.54	$8.90

	12,791,540			9,181,023

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

      In August 1997 and September 1997, the Subsidiary issued in connection with financings, warrants to purchase the equivalent of 249,391 shares of the Company’s common stock at $0.53 per share. In August 2002, these warrants were extended for an additional 5 years to expire in August 2007 and were fully exercisable as of December 31, 2002.

      In conjunction with the 2000 Credit Agreement, the Subsidiary issued warrants to purchase the equivalent of 412,425 shares of the Company’s common stock at $1.64 per share. The warrants expire on August 7, 2005. These warrants can be exercised by the holder to the extent that the Holder’s ownership of the Company on a fully diluted basis does not exceed 19.9%. At December 31, 2002, the holders of the warrants owned approximately 11.7% of the Company on a fully diluted basis and were fully exercisable.

      In March 2001, the Company issued 1,000,000 warrants for common stock to the stockholders of MetaContent, Inc. at an exercise price of $0.50 per share. The warrants expire March 19, 2011. At December 31, 2002, the warrants were fully exercisable.

      In connection with the 2001 and 2002 Bridge Loans, and subsequent Series G Convertible Preferred financing, entered into between the Subsidiary and certain of its shareholders, the Subsidiary issued the equivalent of 2,151,765 warrants for the Company’s common shares at an exercise price of $0.45 per share.

(14)     INCOME TAXES

      The Company had differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2001	2000

	(In thousands)
Current	$—	$—	$—
Deferred	(3,330)	(1,663)	(2,550)
Valuation allowance	3,330	1,663	2,550

	$—	$—	$—

      The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2002	2001	2000

	(In thousands)
Tax at statutory rate	$(3,247)	$(1,472)	$(1,778)
State taxes	(403)	(199)	(241)
Permanent items	320	8	(531)
Increase in valuation allowance	3,330	1,663	2,550

	$—	$—	$—

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,	December 31,
	2002	2001

	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$13,243	$12,091
Accrued expenses	(4)	—
Deferred compensation	1,784	—
Property, plant and equipment	367	—
Intangible assets	22	—
R&D credit carryforward	410	402

	15,822	12,493
Valuation allowances	(15,822)	(12,493)

	$—	$—

      The net operating loss carryforward at December 31, 2002 was approximately $33.4 million and the research and development tax credit was approximately $410,000. The federal net operating loss and credit carryforwards will begin to expire in 2006, if not utilized. The state net operating loss and credit carryforwards started to expire in 2000, and will continue to expire if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and the Subsidiary, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

(15)     BASIC AND DILUTED LOSS PER SHARE

      The Company implemented SFAS No. 128, Earnings Per Share, which requires dual presentation of basic and diluted earnings per share. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders, by the weighted average number of common shares outstanding for the period. Diluted loss per share includes the potential dilution that could occur if securities or other contracts were exercised or converted into common stock. Options and warrants outstanding were not included in the computation of diluted loss per share, as their effect would be anti-dilutive. Diluted loss per share and basic loss per share are identical for all periods presented.

      For all periods presented prior to the reverse merger and recapitalization, basic and diluted loss per share is calculated using the number of shares outstanding immediately after the reverse merger and recapitalization.

(16)     PRE-MERGER CAPITAL TRANSACTIONS AND MERGER WITH RBio INC

Pre-Merger Capital Transactions

      On June 21, 2002, the Subsidiary amended and restated its Certificate of Incorporation to provide for the following:

      The creation of Series G Convertible Preferred Stock (Series G Stock) with 19,200,000 shares authorized.

      The rights of the Subsidiary’s existing Series A Convertible Preferred Stock, Series B Convertible Preferred Stock, Series C Preferred Convertible Stock, Series D Convertible Preferred Stock, Series E

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Preferred Stock, Series F Convertible Preferred Stock and Series G Convertible Preferred Stock (collectively referred to as the “Preferred Stock”) were amended and established as follows:

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

     Merger With RBio Inc.

      On June 21, 2002, the Company approved a merger of the Subsidiary into Aros Acquisition Corporation, a wholly owned subsidiary of the Company. Prior to the merger, in 2001, the Company discontinued its operations and was evaluating alternatives to best utilize its assets.

      The outstanding shares of Common Stock, Preferred Stock and options and warrants to acquire Common Stock and Preferred Stock of the Subsidiary were converted into equity instruments of the Company as follows:

      COMMON STOCK: Each share of the Subsidiary’s Common Stock has been converted into 2.7495 shares of unregistered common stock of the Company.

      SERIES A, SERIES B, SERIES C, SERIES D, SERIES E AND SERIES F PREFERRED STOCK: Each share of the Subsidiary’s Series A, Series B, Series C, Series D, Series E and Series F Convertible Preferred Stock was converted into 0.0663 shares of unregistered, fully paid, non-assessable Common Stock of the Company (Common Stock) plus 2.6832 shares of unregistered, fully paid, non-

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assessable Series B Convertible Preferred Stock of the Company (Series B Stock). Following the Company’s annual stockholders meeting on November 26, 2002, the Company filed an amendment to its certificate of incorporation, increasing the number of authorized shares of Common Stock of the Company sufficient to permit the conversion of Series B Stock into Common Stock. In accordance with the terms and conditions of the Series B Stock, all such stock was automatically converted into Common Stock, on a one for one basis, as of the filing of the Company’s amended certificate of incorporation on December 13, 2002. Therefore, in effect, each share of the Subsidiary’s Series A, Series B, Series C. Series D, Series E and Series F Convertible Preferred Stock was converted into 2.7495 shares of Common Stock.

      SERIES G PREFERRED STOCK: Each share of the Subsidiary’s Series G Preferred Stock has been converted to 2.7495 shares of unregistered, fully paid, non-assessable shares of the Company’s Series A Convertible Preferred Stock (Series A Stock).

      STOCK OPTIONS AND WARRANTS: Immediately prior to the merger, the Subsidiary accelerated the vesting of all options such that at the time of the merger, all stock options and warrants were fully vested. Each option and each warrant to purchase the Subsidiary’s Common Stock has been assumed by ReGen and converted into options and warrants, respectively, to acquire the Company’s Common Stock. Each option and warrant shall be exercisable for that number of shares of Common Stock equal to the product of the number of shares of the Subsidiary’s Common Stock that were purchasable under such Subsidiary option multiplied by 2.7495, and rounded to the nearest whole number of shares of Common Stock. As such, 2,265,943 RBio options at January 1, 2002 were effectively converted to 6,230,210 ReGen options using this multiplier.

	Options Outstanding

			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share

Balance at December 31, 1999	2,155,979	$0.10 – $1.45	$1.15
Options granted	511,500	$1.45	$1.45
Options canceled	(298,000)	$1.45	$1.45
Options exercised	(25,000)	$0.10	$0.10

Balance at December 31, 2000	2,344,479	$0.10 – $1.45	$1.13

Options granted	220,589	$1.45	$1.45
Options canceled	(299,000)	$1.45	$1.45
Options exercised	(125)	$1.45	$1.45

Balance at December 31, 2001	2,265,943	$0.45 – $1.45	$1.34

      Each warrant to purchase the Subsidiary’s Series C Convertible Preferred Stock was assumed by the Company and converted into warrants to purchase 0.0663 shares of Common Stock and 2.6832 shares of Series B Stock. The per share exercise price for shares of Common Stock or Series B Stock issuable upon exercise of such assumed Company options and warrants shall be equal to the quotient determined by dividing the exercise price per share of Subsidiary Common Stock or Series C Convertible Preferred Stock, as applicable, at which such Subsidiary options and warrants were exercisable by 2.7495. In accordance with the conversion of the Series B Stock to Common Stock on December 13, 2002, the Company’s warrants for Series B Stock were also converted to warrants for Common Stock.

      All shares issued to holders of stock options and warrants assumed by the Company from the Subsidiary are unregistered.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company and the receiving shareholders entered into a Registration Rights Agreement under which ReGen, at its option, can register the unregistered shares in whole or part. Holders of unregistered shares can request, subject to certain limitations, and ReGen is required to make a best commercial efforts to, register blocks of unregistered shares beginning 90 days after the Company’s Form 10-K for the year ended December 31, 2002 is filed. The Company is required to bear the cost of all such registrations except that in an underwritten offering, the holder of the shares will bear any underwriting discounts and commissions, if any, and transfer taxes relating to the registration.

      Upon completion of the merger, holders of the Subsidiary’s Common Stock and Preferred Stock controlled approximately 80% of the voting rights of the combined company. As such, the Subsidiary was the deemed acquirer for purposes of accounting for this merger.

      The Series A Stock has rights and terms that provide for certain preferences in the event of liquidation to the Common Stock. Additionally, the Company Series A Stock has mandatory conversion features upon certain circumstances including but not limited to a qualified offering that results in cash proceeds to ReGen of at least $5,000,000 and assumes a minimum valuation of the Subsidiary of at least $25,000,000, and the Series A Stock is redeemable at the option of the holder subject to certain conditions at any date from and after the date of the seventh anniversary of the issuance and delivery of the Series A Stock at the liquidation value.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning the directors and executive officers of the Company is incorporated herein by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 11.     Executive Compensation

      Information concerning management compensation is incorporated herein by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 13.     Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the Company’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

Item 14.     Controls and Procedures

      The Company has established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by ReGen in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      Within the 90 days prior to the date of this annual report, under the supervision and with the participation of ReGen’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in ReGen’s periodic SEC filings.

      There have been no significant changes to the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Exhibits.

      The following Exhibits are filed herewith and made a part hereof:

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(12)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to the Certificate of Incorporation(5)
3.3	Amended and Restated By-Laws(4)
4.1	Specimen Common Stock Certificate(6)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(7)
4.3	APACHE Medical Systems, Inc. Employee Stock Option Plan(1)
4.4	APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated Effective May 12, 1999(8)
4.5	APACHE Medical Systems, Inc. Non-Employee Director Option Plan(1)
4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(6)
4.7	Amendment No. 1 to Rights Agreement between the Company and Equiserve Trust Company, N.A., dated as of June 7, 2002
4.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(6)
4.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(9)
4.10	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(10)
4.11	Form of Nonqualified Director Stock Option Agreement(11)
4.12	APACHE Medical Systems, Inc. Employee Stock Option Plan, Amended and Restated February 23, 1998, including forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement(11)
4.13	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective May 12, 1999(8)
4.14	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective January 1, 2000(7)

Exhibit No.	Description

4.15	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective December 9, 2000(4)
4.16	APACHE Medical Systems, Inc. Non-Employee Director Supplemental Stock Option Plan, Amended and Restated effective December 9, 2000(4)
21	Subsidiaries of the registrant
23.1	Consent of Independent Auditors
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 0-20805)

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K dated April 12, 2001 (File No. 0-20805)

(4)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805)

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04106)

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)

(8)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)

(12)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended June 30, 2002 (File No. 0-20805)

      (b) Reports on Form 8-K.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2003.

REGEN BIOLOGICS, INC.

By:	/s/ GERALD E. BISBEE, JR. PH.D.

Gerald E. Bisbee, Jr. Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Capacity

/s/ GERALD E. BISBEE, JR., PH.D Gerald E. Bisbee, Jr., Ph.D.	Chief Executive Officer, President, Secretary, Director and Chairman of the Board (Principal Executive Officer)
/s/ BRION UMIDI Brion Umidi	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ALAN W. BALDWIN Alan W. Baldwin	Director
/s/ ROBERT MCNEAL, PH.D. Robert McNeal, Ph.D.	Director
/s/ RICHARD FRITSCHI Richard Fritschi	Director
/s/ J. RICHARD STEADMAN, M.D. J. Richard Steadman, M.D.	Director

REGEN BIOLOGICS, INC.

BOARD OF DIRECTORS

Gerald E. Bisbee, Jr., Ph.D.

Chairman,
Chief Executive Officer,
President & Secretary
ReGen Biologics, Inc.

Alan W. Baldwin

President
Alcore Inc.

Robert McNeal, Ph.D.

General Partner
Sanderling Venture Partners

Robert Fritschi

President
Centerpulse Orthopedics Ltd.

J. Richard Steadman, M.D.

Steadman Hawkins Clinic

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald E. Bisbee, Jr., certify that:

1. I have reviewed this annual report on Form 10-K of ReGen Biologics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ GERALD E. BISBEE, JR.

Gerald E. Bisbee, Jr.
President and
Chief Executive Officer

March 31, 2003

CERTIFICATION

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brion Umidi, certify that:

1. I have reviewed this annual report on Form 10-K of ReGen Biologics, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ BRION UMIDI

Brion Umidi
Chief Financial Officer

March 31, 2003