Form 10-K/A
period 2002-12-31
REGEN BIOLOGICS INC
filed 2003-04-14
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive proxy statement to be used in connection with the annual meeting of stockholders, to be held on May 22, 2003, and to be mailed to stockholders of record as of March 25, 2003, are incorporated by reference into Part III of this Form 10-K/A.

REGEN BIOLOGICS, INC.

INDEX

Introduction		2
PART I
Item 1.	Business	2
Item 2.	Properties	4
Item 3.	Legal Proceedings	5
Item 4.	Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant	5
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	6
Item 6.	Selected Financial Data	7
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	21
Item 8.	Financial Statements	23
	Report of Independent Auditors, Ernst & Young LLP	23
	Consolidated Balance Sheets as of December 31, 2002 and 2001	24
	Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001, 2000 and the Period from December 21, 1989 to December 31, 2002	25
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2002, 2001, 2000 and the Period from December 21, 1989 to December 31, 2002	26
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001, 2000 and the Period from December 21, 1989 to December 31, 2002	29
	Notes to Consolidated Financial Statements	30
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
PART III
Item 10.	Directors and Executive Officers of the Registrant	53
Item 11.	Executive Compensation	53
Item 12.	Security Ownership of Certain Beneficial Owners and Management	53
Item 13.	Certain Relationships and Related Transactions	53
Item 14.	Controls and Procedures	53
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	54
Signatures		56
Certifications		58

INTRODUCTION

      This Amendment No. 1 to ReGen Biologics, Inc. annual report on Form 10-K for the fiscal year ended December 31, 2002 is being refiled in its entirety to include information regarding outstanding warrants which was inadvertently omitted in the original filing and to correct minor clerical errors.

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

             During the 12-month period ending December 31, 2002, the Company incurred operating losses of approximately $8.0 million and used approximately $4.7 million in cash for operating activities. Through December 31, 2002, the Company has incurred cumulative net operating losses of approximately $42.3 million and used approximately $31.6 million in cash for operating activities. The Company anticipates that it will continue to incur net losses that will require additional financing until, at the earliest, the Company receives FDA approval for its CMI product and is able to market the CMI product in the United States. In the fourth quarter of 2002 the Company completed the required enrollment and related surgical procedures for its CMI clinical trial in the United States. All patients are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-market Approval Application (“PMA”) to the FDA. The Company expects these two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain, but ReGen expects that the FDA will issue its ruling in 2005. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. will not occur until, at the earliest, in late 2005.

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

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company will require additional funding during 2003 to progress towards the complete development of its primary product and meet its obligations as they become due. Certain of the Company’s current significant shareholders have indicated their intention to provide additional funding. The Company is pursuing such additional funding, but does not yet have an unconditional commitment. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

See Accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				December 21,
				1989
	Year Ended December 31			(Inception) to
				December 31,
	2002	2001	2000	2002

	(In thousands)
Operating Activities
Net loss	$(9,951)	$(4,330)	$(5,229)	$(41,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	3,300	1,209	1,220	5,975
Issuance of common stock to consultant for services	—	—	—	2
Amortization of debt discount for warrant and beneficial conversion feature	1,500	—	—	1,500
Non-cash interest expense	270	354	251	881
Depreciation and amortization	238	272	345	2,033
Loss on disposal of property and equipment	—	—	1	9
Changes in operating assets and liabilities:
Other current assets and receivables	200	(34)	112	(125)
Inventory	31	(92)	(200)	(262)
Other assets	(131)	—	—	(131)
Accounts payable, accrued expenses and bank overdraft	(194)	164	(159)	351
Other liabilities	—	41	(18)	41

Net cash used in operating activities	(4,737)	(2,416)	(3,677)	(31,548)
Investing Activities
Purchases of property and equipment	(6)	(14)	(16)	(1,939)
Changes in short-term investments	(201)	397	(169)	(528)

Net cash provided by (used in) investing activities	(207)	383	(185)	(2,467)
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	—	6
Reduction in payable to stockholder	—	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs	3,857	—	—	24,767
Proceeds from issuance of common stock	105	3	—	301
Repayment on capital lease obligations	(6)	(3)	—	(112)
Proceeds from notes payable	988	2,030	4,192	11,410
Payments on notes payable	—	—	(326)	(2,323)

Net cash provided by financing activities	4,944	2,030	3,866	34,015

Net (decrease) increase in cash	—	(3)	4	—
Cash at beginning of period	1	4	—	1

Cash at end of period	$1	$1	$4	$1

Supplemental disclosure of cash flow information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	—	$300
Equipment purchased pursuant to capital leases	10	10	—	124
Cancellation of stock options with deferred stock compensation associated	—	161	—	1,250
Net assets assumed in merger	2,733	—	—	2,733
Conversion of bridge financing to equity	2,860	—	—	2,860
Cash disclosure:
Cash paid for interest	—	—	17	310

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

      The Company is actively pursuing additional permanent equity capital in order to support ongoing operations, and believes it requires one or more such financings before it will be in a position to support itself through positive operating earnings and cash flow. The Company expects a financing to occur by September 30, 2003, or before such time as current cash reserves are depleted. This financing is necessary to fund the Company’s current level of operations through 2003. Certain existing investors in the Company, who have invested in previous rounds of financing, have indicated their interest in participating in the next financing. The Company has received a written commitment from one of its existing Stockholders for an investment in the next financing subject to certain conditions customary in such a commitment. While the Company has been successful in the past at obtaining the necessary capital to support its operations, there can be no assurance that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all.

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

      During 2002, the Company granted 6,780,103 stock options with a per share weighted average fair value of $0.36 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. Of the options granted in 2002 4,937,175 shares are subject to accelerated vesting if certain performance criteria are met.

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

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

      The Company has 349,653 outstanding warrants issued to stockholders in 1995 with an exercise price of $1.43 per share that expire in 2005; and 73,356 outstanding warrants issued to stockholders in 1995 with an exercise price of $8.18 per share that expire in 2005.

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

      (b) Reports on Form 8-K.

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

REGEN BIOLOGICS, INC.

By:	/s/ GERALD E. BISBEE, JR. Ph.D.

Gerald E. Bisbee, Jr. Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2003 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Capacity

/s/ GERALD E. BISBEE, JR., Ph.D. Gerald E. Bisbee, Jr., Ph.D.	Chief Executive Officer, President, Secretary, Director and Chairman of the Board (Principal Executive Officer)

/s/ BRION UMIDI Brion Umidi	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ALAN W. BALDWIN Alan W. Baldwin	Director

Robert McNeil, Ph.D.	Director

/s/ RICHARD FRITSCHI Richard Fritschi	Director

/s/ J. RICHARD STEADMAN, M.D. J. Richard Steadman, M.D.	Director

REGEN BIOLOGICS, INC.

BOARD OF DIRECTORS

Gerald E. Bisbee, Jr., Ph.D.

Chairman,
Chief Executive Officer,
President & Secretary
ReGen Biologics, Inc.

Alan W. Baldwin

President
Alcore Inc.

Robert McNeil, Ph.D.

General Partner
Sanderling Venture Partners

Richard Fritschi

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

April 14, 2003

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

April 14, 2003