Form 10-Q
period 2003-03-31
REGEN BIOLOGICS INC
filed 2003-05-15
CIK 883697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________.

Commission file number 000-20805

ReGen Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2476415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1290 Bay Dale Drive,	21012
PMB 351,	(Zip Code)
Arnold, Maryland
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(410) 349-2431

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes (X)      No (   )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes (   )      No (X)

     The number of shares outstanding of the registrant’s common stock, $.01 par value, was 29,070,786 as of April 30, 2003.

REGEN BIOLOGICS, INC.

INDEX

PART I – Financial Information
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at March 31, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2003 (unaudited) and 2002 (unaudited) and the Period from December 21, 1989 to March 31, 2003 (unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to March 31, 2003 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003 (unaudited) and 2002 (unaudited) and the Period from December 21, 1989 to March 31, 2003 (unaudited)	9

	Notes to Condensed Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
PART II – Other Information

Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities and Use of Proceeds	17
Item 3.	Defaults upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		19
Certifications		20

PART I – Financial Information

     Item 1. Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash	$1	$1
Short-term investments	2,468	3,473
Receivables	8	8
Receivables from related parties	104	81
Inventory	342	262
Prepaid expenses and other	92	91

Total current assets	3,015	3,916

Property and equipment, net	89	129
Other assets	174	181

Total assets	$3,278	$4,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$330	$251
Accounts payable to related parties	5	7
Accrued expenses	212	206
Accrued merger expenses	198	198
Current portion of capital leases	5	5

Total current liabilities	750	667

Pension liability	144	144
Other liabilities	41	41
Long-term portion of notes payable and capital leases	6,768	6,735

Total liabilities	7,703	7,587

Series A redeemable convertible preferred stock	6,855	6,855
Stockholders’ equity (deficit):
Common stock	291	291
Accumulated other comprehensive loss	(58)	(58)
Additional paid-in capital	31,373	31,373
Deficit accumulated during development stage	(42,886)	(41,822)

Total stockholders’ equity (deficit)	(11,280)	(10,216)

Total liabilities and stockholders’ equity (deficit)	$3,278	$4,226

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

			Period from
			December 21, 1989
	Three Months Ended March 31,		(Inception) to
	2003	2002	March 31, 2003

	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$174	$144	$2,307
Royalties	8	27	118
Grant and other revenue	—	—	433

Total revenues	182	171	2,858
Expenses:
Costs of goods sold	271	276	2,853
Research and development	438	574	25,614
Business development, general and administrative	556	393	11,799
Compensation expense associated with stock options and warrants	—	271	5,975

Total expenses	1,265	1,514	46,241

Operating loss	(1,083)	(1,343)	(43,383)
Merger cost	—	—	(515)
Interest and other income	5	1	1,216
Rental income	50	44	466
Interest expense	(36)	(110)	(2,720)
License fees	—	—	2,050

Net loss	$(1,064)	$(1,408)	$(42,886)

Basic and diluted net loss per share:	$(0.04)	$(0.08)	$(2.48)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for three months ended March 31, 2002)	29,071	17,045	17,316

     See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2003 (unaudited)
(In thousands, except share data)

Stockholders Equity (Deficit)

	Redeemable Convertible		Convertible		Convertible Preferred
	Preferred Series A		Preferred Stock		Series B		Common Stock

	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990			–	$–			1,400,000	$1

Issuance of common stock at $0.005 per share for cash in November 1991			–	–			700,000	–

Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44,281			725,000	1			–	–

Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $28,482			1,226,338	–			–	–

Net loss from inception (December 21, 1989) through December 31, 1992			–	–			–	–

Balance at December 31, 1992			1,951,338	1			2,100,000	1

Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29,023			550,552	–			–	–

Exercise of common stock options at $0.30 per share for cash in February 1993			–	–			200	–

Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant			–	–			5,000	–

Net loss			–	–			–	–

Balance at December 31, 1993			2,501,890	1			2,105,200	1

Net loss			–	–			–	–

Balance at December 31, 1994			2,501,890	1			2,105,200	1

Net loss			–	–			–	–

Balance at December 31, 1995			2,501,890	1			2,105,200	1

	Additional			Accumulated Other
	Paid In	Deferred	Accumulated	Comprehensive	Total Stockholders'
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990	$44	$–	$–		$45

Issuance of common stock at $0.005 per share for cash in November 1991	3	–	–		3

Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44,281	681	–	–		682

Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $28,482	3,650	–	–		3,650

Net loss from inception (December 21, 1989) through December 31, 1992	–	–	(2,476)		(2,476)

Balance at December 31, 1992	4,378	–	(2,476)		1,904

Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29,023	2,448	–	–		2,448

Exercise of common stock options at $0.30 per share for cash in February 1993	1	–	–		1

Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant	1	–	–		1

Net loss	–	–	(1,342)		(1,342)

Balance at December 31, 1993	6,828	–	(3,818)		3,012

Net loss	–	–	(1,463)		(1,463)

Balance at December 31, 1994	6,828	–	(5,281)		1,549

Net loss	–	–	(1,959)		(1,959)

Balance at December 31, 1995	6,828	–	(7,240)		(410)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2003 (unaudited)
(In thousands, except share data)

Stockholders Equity (Deficit)

	Redeemable Convertible		Convertible		Convertible Preferred
	Preferred Series A		Preferred Stock		Series B		Common Stock

	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1995 (carried forward)			2,501,890	$1			2,105,200	$1

Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536,062			1,191,321	–			–	–

Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996			–	–			163,333	–

Net loss			–	–			–	–

Balance at December 31, 1996			3,693,211	1			2,268,533	1

Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53,220			335,314	–			–	–

Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997			–	–			32,111	–

Net loss			–	–			–	–

Balance at December 31, 1997			4,028,525	1			2,300,644	1

Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively			–	–			159,879	–

Compensation expense associated with stock option modifications			–	–			–	–

Net loss			–	–			–	–

Balance at December 31, 1998			4,028,525	1			2,460,523	1

Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999			–	–			42,396	–

Issuance of Series F convertible preferred stock at $8.73 per share for cash			453,310	–			–	–

Compensation expense associated with stock option grants			–	–			–	–
Net loss			–	–			–	–

Balance at December 31, 1999			4,481,835	1			2,502,919	1

	Additional			Accumulated offer
	Paid In	Deferred	Accumulated	Comprehensive	Total Stockholders’
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Balance at December 31, 1995 (carried forward)	$6,828	$–	$(7,240)		$(410)

Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536,062	8,101	–	–		8,101

Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	43	–	–		43

Net loss	–	–	(1,931)		(1,931)

Balance at December 31, 1996	14,972	–	(9,171)		5,803

Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53,220	2,378	–	–		2,378

Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	5	–	–		5

Net loss	–	–	(3,868)		(3,868)

Balance at December 31, 1997	17,355	–	(13,039)		4,318

Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	108	–	–		108

Compensation expense associated with stock option modifications	56	–	–		56

Net loss	–	–	(3,815)		(3,815)

Balance at December 31, 1998	17,519	–	(16,854)		667

Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	32	–	–		32

Issuance of Series F convertible preferred stock at $8.73 per share for cash	3,956	–	–		3,956

Compensation expense associated with stock option grants	3,436	(3,247)	–		189
Net loss	–	–	(5,458)		(5,458)

Balance at December 31, 1999	24,943	(3,247)	(22,312)		(614)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) and Series A Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2003 (unaudited)
(In thousands, except share data)

Stockholders Equity (Deficit)

	Redeemable Convertible		Convertible		Convertible Preferred
	Preferred Series A		Preferred Stock		Series B		Common Stock

	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999 (carried forward)			4,481,835	$1			2,502,919	$1

Compensation expense associated with stock option grants in prior year			–	–			–	–

Compensation expense associated with stock option grants in current year			–	–			–	–

Stock options cancelled during 2000			–	–			–	–

Net loss			–	–			–	–

Balance at December 31, 2000			4,481,835	1			2,502,919	1

Exercise of common stock options at $.10 per share in 2001			–	–			25,000	–

Exercise of common stock options at $1.45 per share in 2001			–	–			125	–

Compensation expense associated with stock option grants in prior years			–	–			–	–

Compensation expense associated with stock option grants in current year			–	–			–	–

Stock options cancelled during 2001			–	–			–	–

Deferred stock compensation associated with stock option grants to non-employees in 2001			–	–			–	–

Net loss			–	–			–	–

Balance at December 31, 2001			4,481,835	1			2,528,044	1

	Additional			Accumulated offer
	Paid In	Deferred	Accumulated	Comprehensive	Total Stockholders’
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Balance at December 31, 1999 (carried forward)	$24,943	$(3,247)	$(22,312)		$(614)

Compensation expense associated with stock option grants in prior year	–	738	–		738

Compensation expense associated with stock option grants in current year	2,124	(1,642)	–		482

Stock options cancelled during 2000	(1,089)	1,089	–		–

Net loss	–	–	(5,229)		(5,229)

Balance at December 31, 2000	25,978	(3,062)	(27,541)		(4,623)

Exercise of common stock options at $.10 per share in 2001	3	–	–		3

Exercise of common stock options at $1.45 per share in 2001	–	–	–		–

Compensation expense associated with stock option grants in prior years	–	935	–		935

Compensation expense associated with stock option grants in current year	1,010	(833)	–		177

Stock options cancelled during 2001	(161)	161	–		–

Deferred stock compensation associated with stock option grants to non-employees in 2001	228	(131)	–		97

Net loss	–	–	(4,330)		(4,330)

Balance at December 31, 2001	27,058	(2,930)	(31,871)		(7,741)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) and Series A Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2003 (unaudited)
(In thousands, except share data)

Stockholders Equity (Deficit)

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

Deferred stock compensation associated with stock option grants in 2002

Compensation expense associated with stock options outstanding

Effect of reverse merger and recapitalization:

Valuation of warrants associated with bridge financing

Valuation of beneficial conversion associated with bridge financing

Compensation expense associated with stock options outstanding recognized as a result of the reverse merger

Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855	(5,564,047)	(1)

Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares			(4,481,835)	(1)	12,025,656	120	297,146	3

Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:

Elimination of Subsidiary Common Stock							(2,829,974)	(1)

Issuance of Company Common Stock							7,781,018	78

Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)							8,966,966	89

Minimum Pension Liability

Conversion of Convertible Preferred Series B Stock to Company Common Stock					(12,025,656)	(120)	12,025,656	120

Net loss

Balance at December 31, 2002	15,298,351	6,855	—	—	—	—	29,070,786	291

Net loss

Balance at March 31, 2003	15,298,351	$6,855	—	$—	—	$—	29,070,786	$291

				Accumulated
	Additional			Other	Total
	Paid In	Deferred	Accumulated	Comprehensive	Stockholders'
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Balance at December 31, 2001 (carried forward)	$27,058	$(2,930)	$(31,871)		$(7,741)

Issuance of Common Stock	104				105

Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138,070	6,716				6,717

Deferred stock compensation associated with stock option grants in 2002	370	(370)

Compensation expense associated with stock options outstanding		452			452

Effect of reverse merger and recapitalization:

Valuation of warrants associated with bridge financing	657				657

Valuation of beneficial conversion associated with bridge financing	843				843

Compensation expense associated with stock options outstanding recognized as a result of the reverse merger		2,848			2,848

Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	(6,854)				(6,855)

Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	(122)

Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:

Elimination of Subsidiary Common Stock	1

Issuance of Company Common Stock	(78)

Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	2,678				2,767

Minimum Pension Liability				(58)	(58)

Conversion of Convertible Preferred Series B Stock to Company Common Stock

Net loss			(9,951)		(9,951)

Balance at December 31, 2002	31,373	—	(41,822)	(58)	(10,216)

Net loss			(1,064)		(1,064)

Balance at March 31, 2003	$31,373	$—	$(42,886)	$(58)	$(11,280)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Period from
			December 21,
	Three Months Ended March 31,		1989
			(Inception) to
	2003	2002	March 31, 2003

	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net loss	$(1,064)	$(1,408)	$(42,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	—	271	5,975
Issuance of common stock to consultant for services	—	—	2
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Non-cash interest expense	35	108	916
Depreciation and amortization	49	62	2,082
Loss on disposal of property and equipment	—	—	9
Changes in operating assets and liabilities:
Other current assets and receivables	(24)	(13)	(149)
Inventory	(80)	12	(342)
Other assets	7	—	(124)
Accounts payable and accrued expenses	83	182	434
Other liabilities	—	—	41

Net cash used in operating activities	(994)	(786)	(32,542)
Investing Activities
Purchases of property and equipment	(9)	—	(1,948)
Changes in short-term investments	1,005	(201)	477

Net cash provided by (used in) investing activities	996	(201)	(1,471)
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs	—	—	24,767
Proceeds from issuance of common stock	—	—	301
Repayment on capital lease obligations	(2)	(1)	(114)
Proceeds from notes payable	—	988	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	(2)	987	34,013
Net (decrease) increase in cash	—	—	—
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Basis of Presentation

     On June 21, 2002, ReGen Biologics, Inc (“ReGen” or the “Company”) acquired RBio, Inc., formerly named ReGen Biologics, Inc. The acquisition was recorded for accounting purposes as a reverse merger and recapitalization. For purposes of this Form 10-Q, the historical financial statements of RBio, Inc., including related notes, have replaced the prior historical financial statements of the Company.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and the results of operations for the interim periods.

     ReGen will continue to require additional capital to complete the U.S. CMI clinical trial, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen will emerge from the development stage when the CMI product is available for sale in the U.S. or sales of all of its products have reached a volume that will provide for positive gross margin.

     For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K/A for the year ended December 31, 2002.

     ReGen currently operates in one business segment that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.

     ReGen is actively pursuing additional permanent equity capital in order to support ongoing operations, and believes it requires one or more such financings before it will be in a position to support itself through positive operating earnings and cash flow. ReGen expects a financing to occur by September 30, 2003, or before such time as current cash and short-term investments are depleted. This financing is necessary to fund operations through 2003 at the current level. Certain existing investors in ReGen, who have invested in previous rounds of financing, have indicated their interest in participating in the next financing. ReGen has received a written commitment from one of its existing shareholders for an investment in the next financing subject to certain conditions which are customary in such a commitment. While ReGen has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that ReGen will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all.

     Since the filing of its Form 10-K/A for the period ended December 31, 2002, ReGen has continued to meet with potential investors and undertake other activities in preparation for the financing discussed above.

   Concentrations of Risk

     The Company currently has two principal customers that market and sell the Company’s two current products. The first customer has the license to sell the Sharp Shooter product. The second customer, which is also a stockholder of the Company, has the license to sell the CMI product outside of the United States. Concentrations of receivables and receivables from related parties and revenues by customer as of and for the quarters ended March 31, 2003 and 2002 are as follows:

		Three Months Ended March 31,

		2003	2002
Receivables:
	Customer A	7%	76%
	Customer B	93%	24%
Sales revenues:
	Customer A	27%	78%
	Customer B	73%	22%
Royalties:
	Customer A	100%	100%

Adoption of New Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.

     Had compensation costs for the Company’s stock options issued to employees been determined based on SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended March 31

	2003	2002

Net loss, as reported	$(1,064)	$(1,408)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	—	239
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(46)	(474)

Pro forma net loss	$(1,110)	$(1,643)

Earnings per share:
Basic and diluted — as reported	$(0.04)	$(0.08)

Basic and diluted — pro forma	$(0.04)	$(0.10)

Shares	29,071	17,045

Reclassifications

     Certain prior period and inception to March 31, 2003 balances have been reclassified to conform to the current year’s presentation.

Short-term Investments

     At March 31, 2003 and December 31, 2002, all investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. The Company had $2,468 and $3,473 of short-term investments invested in U.S. and foreign government agency and corporate securities as of March 31, 2003 and December 31, 2002, respectively. The Company did not have any material realized or unrealized gains or losses at March 31, 2003 and December 31, 2002 and for the periods then ended.

Inventories

     Inventories are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a straight-line build-up in the stage of completion, and historical yields reduced by estimated usage for quality control testing. Inventories consisted of the following:

	March 31,	December 31,
	2003	2002

Raw materials	$23	$24
Work in process	197	146
Finished goods	122	92

Total	$342	$262

     Inventory was adjusted down approximately $43 during the first quarter of 2003 to reflect values at the lower of cost or market.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     On June 21, 2002, ReGen Biologics, Inc (“ReGen”) acquired RBio, Inc., formerly named ReGen Biologics, Inc. The acquisition was recorded for accounting purposes as a reverse merger and recapitalization. For purposes of this filing, the historical financial statements of RBio, Inc. including related notes have replaced the prior historical financial statements of ReGen.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This section of the Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, in this Form 10-Q. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Overview

     We are a biological remodeling company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and remodeling of damaged human tissue. Our biological remodeling scaffold has been applied to a variety of therapeutic applications and we plan to continue to develop and introduce tissue re-growth products based on our patented technologies.

     Our flagship product, the Collagen Meniscus Implant, or the CMI, is an implant product for the meniscus of the human knee. The CMI is approved for sale in Europe, Australia and Chile and is expected to be selectively available in Canada later in 2003. The CMI is distributed by Centerpulse Orthopedics Division (NYSE: CEP) under a distribution agreement providing Centerpulse with the right to distribute the product outside the U.S., so long as certain minimum sales levels as defined in the distribution agreement are realized.

     We also sell the SharpShooter Tissue Repair System, or the SharpShooter, a suturing device used to facilitate the surgical implant of the CMI as well as to perform other similar arthroscopic meniscal repair procedures. The SharpShooter is currently approved for sale in the United States, Europe, Canada, Australia, Chile and Japan. It is distributed by Linvatec Corporation, a division of Conmed (NASDAQ: CNMD) under a worldwide distribution agreement.

     ReGen is currently pursuing approval to sell the CMI in the U.S. We have recently completed the required enrollment in the largest U.S. clinical trial to-date involving arthroscopic surgery of the knee. This trial, called the CMI Multicenter Pivotal Trial, or MCT, consists of 288 patients, 14 centers, and 23 surgeons. Enrollment and surgeries were completed in the fourth quarter of 2002. Since the U.S. Food and Drug Administration requires clinical follow-up at two years post surgical procedure on orthopedic clinical trial patients, we expect to submit the Pre-Market Approval, or PMA, application to the FDA shortly after completion of the two-year clinical follow-up. We have pursued a phased analytical strategy for the MCT data. Results from our current analyses to-date are promising. Approximately 80% of the patients in the MCT are at least one year post index surgical procedure and approximately 70% are at least two years post index surgical procedure.

     We have not conducted a complete analysis of all variables or clinical endpoints. A more extensive analysis of the clinical outcomes data will be conducted over time.

     A damaged meniscus is frequently repaired by an arthroscopic surgical procedure known as a partial meniscectomy. ReGen estimates that in 2002, there were 783,000 partial meniscectomy procedures in the U.S. During this procedure surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further complications or injury. For many patients, the CMI represents an alternative procedure with the potential to re-grow much of the tissue otherwise lost in partial meniscectomy procedures, allowing a return to a more active lifestyle.

     We plan to continue to develop and commercialize new products which will allow us to capitalize on our clinically proven collagen scaffold technology by continuing to design, develop, manufacture, and market our own applications, and to partner with key market leaders to: (1) develop products in targeted therapeutic areas; and (2) distribute ReGen-developed products.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. ReGen believes, given current facts and circumstances, its estimates and assumptions are reasonable, adhere to accounting principles generally accepted in the United States, and are consistently applied. Actual results could differ from those estimates.

     We have identified below some of the more significant accounting policies we follow in preparing the accompanying condensed consolidated financial statements.

Revenue Recognition

     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collection of such revenue is reasonably assured. We generally recognize revenue from product sales upon the shipment of such products to our distributors. Title of product passes to the customers FOB origin.

     We receive royalties from our licensees. Royalties are generally due under the license agreements when the licensee sells the product to a third party. If determinable at the time we publish our results, royalties are recognized when the licensee has sold the product to the end user and we have fulfilled our obligations under the applicable agreement. If not determinable at the time results are published, royalties are recognized in the period they become determinable.

     License fees represent payments received from distributors for exclusive perpetual licenses to sell our products in various geographic areas. These fees are recognized as other income when all performance criteria in the underlying agreement have been met. Generally, license fees for existing license arrangements are not recurring.

Inventory Valuation

     Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. 43% of our inventory is being carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a straight-line build-up in the stage of completion, and historical yields reduced by estimated usage for quality control testing.

     During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. The Company instituted a recall of such product components during 2002. Ultimately, in the fourth quarter of 2002 the Company agreed to take title of the returned product rather than issuing a credit to the customer. The Company received and included in inventory the reworked product at a net carrying amount equal to the original carrying amount of the returned inventory less a reserve representing the estimated cost to rework the product. Costs incurred and paid to rework the returned inventory will be included in inventory to the extent of the original carrying amount. Completion of the rework and FDA approval of the reworked packaging may involve additional costs which can not currently be anticipated. Any such additional costs would be recorded when management becomes aware of the factors which may require the additional costs. Outside of the returns associated with the product recall described above, the Company’s history of product returns has been insignificant.

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

Stock Based Compensation

     We have accounted for our employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”).

     If ReGen had elected to recognize compensation based on the fair value of options granted to employees as prescribed by Statement of Financial Account Standards (SFAS) No. 123, net loss and net loss per share would have been $(1,110,000) and $(0.04), and $(1,643,000) and $(0.10) for the three months ended March 31, 2003 and 2002, respectively.

     For periods prior to the merger of the Company with RBio, expense associated with compensatory options and warrants has been measured based on management’s estimate of the fair value of the underlying security (which in turn is based on management’s estimate of the fair value of RBio.)

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

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

REVENUE. Revenue increased $30,000, or 21%, to approximately $174,000 for the three months ended March 31, 2003 from approximately $144,000 for the same period in 2002. This increase in revenues resulted primarily from increased sales of the CMI product. CMI sales increased approximately $38,000, or 127%, to approximately $68,000 for the three months ended March 31, 2003 from $30,000 during the three months ended March 31, 2002. This increase was due to an increase in the CMI units shipped during the period to Centerpulse Orthopedics Division, ReGen’s distributor of the CMI outside of the U.S. CMI unit shipments increased by 76 units, or 121%, to 139 for the three months ended March 31, 2003 from 63 for the same period in 2002. SharpShooter sales decreased by approximately $7,000, or 6%, to approximately $106,000 for the three months ended March 31, 2003 from approximately $113,000 for the same period in 2002, primarily due to a decrease in the number of SharpShooter product components shipped during the period to Linvatec Corporation, ReGen’s primary distributor for the SharpShooter. Sales to and royalties received from Linvatec Corporation accounted for approximately 30% of revenue for the three months ended March 31, 2003 and approximately 78% for the three months ended March 31, 2002.

COST OF GOODS SOLD. Cost of goods sold decreased by approximately $5,000, or 2%, to approximately $271,000 for the three months ended March 31, 2003 from approximately $276,000 for the three months ended March 31, 2002. This decrease is related to the warranty reserve booked in the first quarter of 2002 of approximately $72,000. For the three months ended March 31, 2003 and 2002 respectively, CMI costs accounted for approximately $89,000 and $42,000 and SharpShooter costs accounted for approximately $174,000 and $143,000. At March 31, 2003, 43% of our inventory is being carried at market. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for our products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for certain of our products.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased by approximately $136,000, or 24%, to approximately $438,000 for the three months ended March 31, 2003 from approximately $574,000 for the three months ended March 31, 2002. Research and development expenses have decreased due to an intentional reduction in research and development spending associated with new products for cash management purposes.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses increased by approximately $163,000, or 41%, to approximately $556,000 for the three months ended March 31, 2003, compared with $393,000 for the three months ended March 31, 2002. These costs include the costs of marketing, business development, corporate operations, finance and accounting, and other general expenses, and have increased primarily as a result of the merger and the costs associated with periodic reporting and other necessary activities of being a public company, which would not have been reflected in the first quarter of 2002 operating results.

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants was $0 for the three months ended March 31, 2003, compared to approximately $271,000 for the three months ended March 31, 2002. ReGen made no stock option grants in the first quarter of 2003 and all deferred compensation was expensed in the second quarter of 2002 at the time of the reverse merger and recapitalization.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income and interest expense. Interest and other income increased to approximately $5,000 for the three months ended March 31, 2003 from $1,000 for the three months ended March 31, 2002. This increase was primarily the result of an increase in the amount of short term investments during that period. Rental income increased by approximately $6,000 to approximately $50,000 for the three months ended March 31, 2003 from approximately $44,000 for the three months ended March 31, 2002. The increase was due to an increase in the sub-lease rent. Interest expense decreased approximately $74,000 for the three months ended March 31, 2003 from the three months ended March 31, 2002. The decrease was primarily due to the elimination of interest expense on the bridge loan financing which was converted to equity in the second quarter of 2002.

Liquidity and Capital Resources

     Cash and short-term investments were $2.5 million as of March 31, 2003 compared with $3.5 million as of December 31, 2002. The decrease in cash and short-term investments is primarily the result of cash used to support the normal operations of ReGen.

     Cash used in operating activities of approximately $1.0 million resulted primarily from an increase in other current assets, receivables and inventory of approximately $104,000, a decrease in other assets of approximately $7,000 and an increase in accounts payable and accrued expenses of $83,000 together with non-cash items of $84,000 and a net loss of $1.1 million.

     During the three months ended March 31, 2003, ReGen used approximately $1.0 million in short-term investments, purchased $9,000 of property and equipment and paid down $2,000 of capital lease obligations.

     ReGen anticipates that it will continue to incur net losses that will require additional financing until, at the earliest, ReGen receives FDA approval for its CMI product and is able to market the CMI product in the United States. In the fourth quarter of 2002 ReGen completed the required enrollment and related surgical procedures for its CMI clinical trial in the U.S. All patients are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-market Approval Application, or PMA, to the FDA. ReGen expects these two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain, but ReGen expects that the FDA will issue its ruling in 2005. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. will not occur until, at the earliest, in late 2005.

     Although the CMI is approved and distributed in Europe, Australia and Chile, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for FDA approval.

     In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including special reimbursement provisions for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to obtain special reimbursement provisions, or obtain them in any given time frame.

     ReGen is actively pursuing additional permanent equity capital in order to support ongoing operations, and believes it requires one or more such financings before it will be in a position to support itself through positive operating earnings and cash flow. ReGen expects a financing to occur by September 30, 2003, or before such time as current cash reserves are depleted. This financing is necessary to fund operations through 2003 at the current level. Certain existing investors in ReGen, who have invested in previous rounds of financing, have indicated their interest in participating in the next financing. ReGen has received a written commitment from one of its existing shareholders for an investment in the next financing subject to certain conditions which are customary in such a commitment. While ReGen has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that ReGen will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all.

     Since the filing of its Form 10-K/A for the period ended December 31, 2002, ReGen has continued to meet with potential investors and undertake other activities in preparation for the financing discussed above.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     We caution you that certain statements contained in or incorporated by reference into this Form 10-Q, or which are otherwise made by us or on our behalf are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “seek” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guaranties of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Actual events and results may differ materially from those expressed or forecasted in forward-looking statements due to a number of factors. Important factors that could cause actual results to differ materially include, but are not limited to, our ability to complete the CMI clinical trial and obtain FDA approval, our ability to obtain additional financing, the ability of our distribution partners to effectively market and sell our products, our ability to procure product components and effectively produce products for resale, our ability to control production quantities and inventory in order to avoid unanticipated costs such as outdated inventory, the timely collection of our accounts receivable, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the occurrence of certain operating hazards and uninsured risks, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, the impact of governmental regulations, changes in technology, marketing risks, other unforeseen events that may impact our business and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

     Our filings with the SEC are available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     For information regarding ReGen’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposures since December 31, 2002.

Item 4.   Controls and Procedures

     We have established and maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed by ReGen in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the date of this quarterly report, under the supervision and with the participation of ReGen’s Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in time to alert them to material information relating to ReGen (including its consolidated subsidiaries) required to be included in ReGen’s periodic SEC filings.

     There have been no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART II

Item 1.   Legal Proceedings

     None.

Item 2.   Changes in Securities and Use of Proceeds

     None.

Item 3.   Defaults upon Senior Securities

     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.

Item 5.   Other Information

     ReGen appointed Avhi Acharya to the board commencing May 8, 2003 and expiring at the 2004 annual meeting of stockholders.

Item 6.   Exhibits and Reports on Form 8-K

   (a) Exhibits.

    The following Exhibits are filed herewith and made a part hereof:

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(12)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to the Certificate of Incorporation(5)
3.3	Certificate of Ownership and Merger(13)
3.4	Certificate of Amendment to the Certificate of Incorporation(13)
3.5	Amended and Restated By-Laws(4)
4.1	Specimen Common Stock Certificate(6)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(7)
4.3	ReGen Biologics, Inc. Non-Employee Director Option Plan(1)
4.4	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective April 5,2001
4.5	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(6)
4.6	Amendment No. 1 to Rights Agreement between the Company and Equiserve Trust Company, N.A., dated as of June 7, 2002
4.7	Form of Nonqualified Director Stock Option Agreement(11)
4.8	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective June 21, 2002
4.9	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended June 21, 2002
10.1	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended on September 12, 2000
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

Exhibit No.	Description
(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 0-20805)
(3)	Incorporated herein by reference to the Company’s Report on Form 8-K dated April 12, 2001 (File No. 0-20805)
(4)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)
(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805)
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04106)
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)
(8)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
(12)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended June 30, 2002 (File No. 0-20805)
(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 6, 2003 setting forth the Certificate of Ownership and Merger, Certificate of Amendment of the Amended and Restated Certificate of Incorporation and letter to Shareholders dated January 6, 2003 (File No. 0-20805)
(14)	Incorporated herein by reference to the Company’s Report on Form 10-K/A for the year ended December 31, 2002 (File No. 0-20805)

     (b)  Reports on Form 8-K.

     Current Report on Form 8-K on January 6, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.

REGEN BIOLOGICS, INC.

By:    /s/ BRION D. UMIDI

Brion D. Umidi Senior Vice President and Chief Financial Officer

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gerald E. Bisbee, Jr., certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of ReGen Biologics, Inc.;

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

May 15, 2003

By:	/s/ GERALD E. BISBEE, JR.

Gerald E. Bisbee, Jr. President and Chief Executive Officer

CERTIFICATION
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brion Umidi, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of ReGen Biologics, Inc.;

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

May 15, 2003

By:	/s/ BRION UMIDI Brion Umidi Chief Financial Officer