Form 10-Q
period 2003-06-30
REGEN BIOLOGICS INC
filed 2003-08-14
CIK 883697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.

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

     The number of shares outstanding of the registrant’s common stock, $.01 par value, was 29,070,786 as of August 12, 2003.

REGEN BIOLOGICS, INC.

INDEX

PART I – Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2003 (unaudited) and 2002 (unaudited), the Six Months Ended June 30, 2003 (unaudited) and 2002 (unaudited) and the Period from December 21, 1989 to June 30, 2003 (unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to June 30, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 (unaudited) and 2002 (unaudited) and the Period from December 21, 1989 to June 30, 2003 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)
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
Signatures
Certifications

PART I – Financial Information

     Item 1. Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash	$1	$1
Short-term investments	1,289	3,473
Receivables	6	8
Receivables from related parties	1	81
Inventory	272	262
Prepaid expenses and other	115	91

Total current assets	1,684	3,916

Property and equipment, net	86	129
Other assets	167	181

Total assets	$1,937	$4,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$391	$251
Accounts payable to related parties	10	7
Accrued expenses	255	206
Accrued merger expenses	198	198
Current portion of capital leases	3	5

Total current liabilities	857	667

Pension liability	144	144
Other liabilities	16	41
Long-term portion of notes payable and capital leases	6,796	6,735

Total liabilities	7,813	7,587

Series A redeemable convertible preferred stock	6,855	6,855
Stockholders’ equity (deficit):
Common stock	291	291
Accumulated other comprehensive loss	(58)	(58)
Additional paid-in capital	31,374	31,373
Deficit accumulated during development stage	(44,338)	(41,822)

Total stockholders’ equity (deficit)	(12,731)	(10,216)

Total liabilities and stockholders’ equity (deficit)	$1,937	$4,226

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

					Period from
	Three Months Ended June 30,		Six Months Ended June 30,		December 21, 1989
					(Inception) to
	2003	2002	2003	2002	June 30, 2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$24	$173	$198	$316	$2,331
Royalties	5	3	13	31	123
Grant and other revenue	—	—	—	—	433

Total revenues	29	176	211	347	2,887
Expenses:
Costs of goods sold	25	304	296	579	2,878
Research and development	765	715	1,203	1,289	26,379
Business development, general and administrative	695	420	1,251	813	12,494
Compensation expense associated with stock options and warrants	1	3,029	1	3,300	5,976

Total expenses	1,486	4,468	2,751	5,981	47,727
Operating loss	(1,457)	(4,292)	(2,540)	(5,634)	(44,840)
Merger cost	—	(402)	—	(402)	(515)
Interest and other income	2	4	7	5	1,218
Rental income	30	47	80	91	496
Interest expense	(27)	(1,618)	(63)	(1,729)	(2,747)
License fees	—	—	—	—	2,050

Net loss	$(1,452)	$(6,261)	$(2,516)	$(7,669)	$(44,338)

Basic and diluted net loss per share:	$(0.05)	$(0.37)	$(0.09)	$(0.45)	$(2.53)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for 2002 periods presented)	29,071	17,045	29,071	17,045	17,532

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to June 30, 2003 (unaudited)
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

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

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
Period from December 21, 1989 (inception) to June 30, 2003 (unaudited)
(In thousands, except share data)

			Stockholders' Equity (Deficit)

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

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders' Equity (Deficit)

				Accumulated
	Additional			Other
	Paid In	Deferred	Accumulated	Comprehensive	Total Stockholders'
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Balance at December 31, 1995 (carried forward)	$6,828	$–	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536,062	8,101	–	–		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	43	–	–		43
Net loss	–	–	(1,931)		(1,931)
Balance at December 31, 1996	14,972	–	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53,220	2,378	–	–		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	5	–	–		5
Net loss	–	–	(3,868)		(3,868)
Balance at December 31, 1997	17,355	–	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	108	–	–		108
Compensation expense associated with stock option modifications	56	–	–		56
Net loss	–	–	(3,815)		(3,815)
Balance at December 31, 1998	17,519	–	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	32	–	–		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash	3,956	–	–		3,956
Compensation expense associated with stock option grants	3,436	(3,247)	–		189
Net loss	–	–	(5,458)		(5,458)
Balance at December 31, 1999	24,943	(3,247)	(22,312)		(614)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) and Series A
Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to June 30, 2003 (unaudited)
(In thousands, except share data)

Stockholders' Equity (Deficit)

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

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders' Equity (Deficit)

				Accumulated
	Additional			Other
	Paid In	Deferred	Accumulated	Comprehensive	Total Stockholders'
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Balance at December 31, 1999 (carried forward)	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year	–	738	–		738
Compensation expense associated with stock option grants in current year	2,124	(1,642)	–		482
Stock options cancelled during 2000	(1,089)	1,089	–		–
Net loss	–	–	(5,229)		(5,229)
Balance at December 31, 2000	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001	3	–	–		3
Exercise of common stock options at $1.45 per share in 2001	–	–	–		–
Compensation expense associated with stock option grants in prior years	–	935	–		935
Compensation expense associated with stock option grants in current year	1,010	(833)	–		177
Stock options cancelled during 2001	(161)	161	–		–
Deferred stock compensation associated with stock option grants to non-employees in 2001	228	(131)	–		97
Net loss	–	–	(4,330)		(4,330)
Balance at December 31, 2001	27,058	(2,930)	(31,871)		(7,741)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) and Series A
Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to June 30, 2003 (unaudited)
(In thousands, except share data)

			Stockholders' Equity (Deficit)

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
Valuation of warrants associated with bridge financing
Valuation of beneficial conversion associated with bridge Financing
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855	(5,564,047)	(1)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares			(4,481,835)	(1)	12,025,656	120	297,146	3
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock							(2,829,974)	(1)
Issuance of Company Common Stock							7,781,018	78
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)							8,966,966	89
Minimum Pension Liability
Conversion of Convertible Preferred Series B Stock to Company Common Stock					(12,025,656)	(120)	12,025,656	120
Net loss
Balance at December 31, 2002	15,298,351	6,855	—	—	—	—	29,070,786	291
Compensation expense associated with stock options outstanding
Net loss
Balance at June 30, 2003 (unaudited)	15,298,351	$6,855	—	$—	—	$—	29,070,786	$291

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders' Equity (Deficit)

				Accumulated
	Additional			Other
	Paid In	Deferred	Accumulated	Comprehensive	Total Stockholders'
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Balance at December 31, 2001 (carried forward)	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock	104				105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138,070	6,716				6,717
Deferred stock compensation associated with stock option grants in 2002	370	(370)
Compensation expense associated with stock options outstanding		452			452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing	657				657
Valuation of beneficial conversion associated with bridge Financing	843				843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger		2,848			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	(6,854)				(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	(122)
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock	1
Issuance of Company Common Stock	(78)
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	2,678				2,767
Minimum Pension Liability				(58)	(58)
Conversion of Convertible Preferred Series B Stock to Company Common Stock
Net loss			(9,951)		(9,951)
Balance at December 31, 2002	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	1				1
Net loss			(2,516)		(2,516)
Balance at June 30, 2003 (unaudited)	$31,374	$—	$(44,338)	$(58)	$(12,731)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Period from
	Six Months Ended June 30,		December 21, 1989
			(Inception) to
	2003	2002	June 30, 2003

	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net loss	$(2,516)	$(7,669)	$(44,338)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	1	3,300	5,976
Issuance of common stock to consultant for services	—	—	2
Amortization of debt discount for warrant and beneficial conversion feature	—	1,500	1,500
Non-cash interest expense	63	229	944
Depreciation and amortization	63	122	2,096
Loss on disposal of property and equipment	—	—	9
Changes in operating assets and liabilities:
Other current assets and receivables	58	46	(67)
Inventory	(10)	54	(272)
Other assets	14	—	(117)
Accounts payable and accrued expenses	192	452	543
Other liabilities	(25)	—	16

Net cash used in operating activities	(2,160)	(1,966)	(33,708)

Investing Activities
Purchases of property and equipment	(20)	—	(1,959)
Changes in short-term investments	2,184	(2,982)	1,656

Net cash provided by (used in) investing activities	2,164	(2,982)	(303)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs	—	3,857	24,767
Proceeds from issuance of common stock	—	105	301
Repayment on capital lease obligations	(4)	(2)	(116)
Proceeds from notes payable	—	988	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	(4)	4,948	34,011

Net (decrease) increase in cash	—	—	—
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

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

     ReGen will continue to require additional capital to complete the CMI clinical trial in the United States, further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen will emerge from the development stage when the CMI product is available for sale in the U.S. or sales of all of its products have reached a volume that will provide for positive gross margin.

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

     Since the filing of its Form 10-Q for the period ended March 31, 2003, ReGen has continued to meet with potential investors and undertake other activities in preparation for the financing discussed above.

   Concentrations of Risk

     The Company currently has two principal customers that market and sell the Company’s two current products. The first customer has the license to sell the Sharp Shooter product. The second customer, which is also a stockholder of the Company, has the license to sell the CMI product outside of the United States. Concentrations of receivables and receivables from related parties and revenues by customer as of and for the quarters ended June 30, 2003 and 2002 are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002

Receivables:
	Customer A	83%	33%	83%	33%
	Customer B	17%	67%	17%	67%
Sales revenues:
	Customer A	5%	58%	24%	67%
	Customer B	95%	42%	76%	33%
Royalties:
	Customer A	100%	100%	100%	100%

Adoption of New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.

     Had compensation costs for the Company’s stock options issued to employees been determined based on SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended June 30		Six Months Ended June 30

	2003	2002	2003	2002

Net loss, as reported	$(1,452)	$(6,261)	$(2,516)	$(7,669)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	—	2,889	—	3,128
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(46)	(5,563)	(92)	(6,037)

Pro forma net loss	$(1,498)	$(8,935)	$(2,608)	$(10,578)

Net loss per share:
Basic and diluted — as reported	$(0.05)	$(0.37)	$(0.09)	$(0.45)

Basic and diluted — pro forma	$(0.05)	$(0.52)	$(0.09)	$(0.62)

Shares	29,071	17,045	29,071	17,045

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe there will be a material effect upon adoption of this statement.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company will be required to adopt Interpretation No. 46 in the third quarter of 2003. The Company is currently evaluating what effects, if any, the adoption of Interpretation No. 46 will have on its financial statements.

Reclassifications

     Certain prior period and inception to June 30, 2003 balances have been reclassified to conform to the current year’s presentation.

Short-term Investments

     At June 30, 2003 and December 31, 2002, all investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. The Company had $1,289 and $3,473 of short-term investments invested in U.S. and foreign government agency and corporate securities as of June 30, 2003 and December 31, 2002, respectively. The Company did not have any material realized or unrealized gains or losses at June 30, 2003 and December 31, 2002 and for the periods then ended.

Inventories

     Inventories are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing. Inventories consisted of the following:

	June 30,	December 31,
	2003	2002

Raw materials	$20	$24
Work in process	27	146
Finished goods	225	92

Total	$272	$262

     Inventory was adjusted down approximately $51 during 2003 to reflect values at the lower of cost or market.

Leases

     The Company leases space in Redwood City, California for its manufacturing operations, under a non-cancelable operating lease amended in May 2003. The amendment provides for an extension of the lease term through May 2006 and includes an option to renew for an additional three-year term. The Company sub-leases a portion of that facility, subject to a non-cancelable sub-lease which was amended in May 2003 and provides for an extension of the sub-lease term through May 2006. That portion of the facility under the sub-lease is subject to recapture by the Company beginning in June of 2005.

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

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

REVENUE. Total revenue decreased $147,000, or 84%, to approximately $29,000 for the three months ended June 30, 2003 from approximately $176,000 for the same period in 2002. Total revenue decreased $136,000, or 39%, to approximately $211,000 for the six months ended June 30, 2003 from approximately $347,000 for the same period in 2002.

CMI sales decreased approximately $57,000, or 100%, to $0 for the three months ended June 30, 2003 from $57,000 during the three months ended June 30, 2002. This decrease was due to a decrease in the CMI units shipped during the period to Centerpulse Orthopedics Division (Centerpulse), ReGen’s exclusive distributor of the CMI outside of the U.S. Unit shipments of the CMI decreased by 119 units, or 100%, to 0 for the three months ended June 30, 2003 from 119 for the same period in 2002. CMI sales decreased approximately $19,000, or 22%, to approximately $68,000 for the six months ended June 30, 2003 from $87,000 during the six months ended June 30, 2002. This decrease was due to a decrease in the CMI units shipped during the period to Centerpulse. Unit shipments of the CMI decreased by 43 units, or 24%, to 139 for the six months ended June 30, 2003 from 182 for the same period in 2002. In March 2003 the Boards of Smith & Nephew PLC and Centerpulse announced an agreement to combine their businesses, and in April Smith & Nephew made a formal offer to acquire Centerpulse. In May 2003, Zimmer Holdings, Inc. pre-announced an unsolicited offer, and in June 2003 Zimmer published a formal offer to acquire Centerpulse. There are now two competing offers pending for Centerpulse. While there remain two pending offers, in August 2003 Smith & Nephew have declined to increase the value of its bid and therefore it appears Zimmer has emerged as the likely buyer for Centerpulse. While shipments of the CMI, and therefore revenue to the Company have been historically inconsistent, we believe that corporate organizational matters have impacted activities at Centerpulse, such that recent orders of our product have been negatively impacted.

SharpShooter sales decreased by approximately $78,000, or 76%, to approximately $24,000 for the three months ended June 30, 2003 from approximately $102,000 for the same period in 2002, due to a decrease in the number of SharpShooter product components shipped during the period to Linvatec Corporation (Linvatec), ReGen’s primary distributor for the SharpShooter. SharpShooter sales decreased by approximately $85,000, or 40%, to approximately $130,000 for the six months ended June 30, 2003 from approximately $215,000 for the same period in 2002, due to a decrease in the number of SharpShooter product components shipped during the period to Linvatec Corporation. Sales to Linvatec Corporation accounted for approximately 5% and 24% of revenue for the three and six months ended June 30, 2003 and approximately 58% and 67% for the three and six months ended June 30, 2002, respectively.

Royalties received from Linvatec increased approximately $2,000, or 67%, to approximately $5,000 for the three months ended June 30, 2003 from $3,000 during the three months ended June 30, 2002. Royalties received decreased approximately $18,000, or 58%, to approximately $13,000 for the six months ended June 30, 2003 from $31,000 during the six months ended June 30, 2002.

In March and April 2003, Conmed Corporation (Conmed), parent company to Linvatec announced that it had completed the acquisition of Bionx Implants, Inc. (Bionx) and that it would be integrating the sale of the Bionx products with its orthopdedic subsidiary, Linvatec. As part of this integration, Conmed announced that it would be reorganizing its 90 direct orthopdedic sales representatives into 18 exclusive sales agent groups that would eventually manage 230 sales professionals in the U.S. While shipments of the SharpShooter products have been historically inconsistent, we believe that these corporate and operating organizational matters have impacted activities at Linvatec, such that recent orders of our products have been negatively impacted. Representatives of Linvatec have stated that they believe that sales of the SharpShooter will begin to regain momentum in the fourth quarter of this year.

COST OF GOODS SOLD. Cost of goods sold decreased by approximately $279,000, or 92%, to approximately $25,000 for the three months ended June 30, 2003 from approximately $304,000 for the three months ended June 30, 2002. Cost of goods sold decreased by approximately $283,000, or 49%, to approximately $296,000 for the six months ended June 30, 2003 from approximately $579,000 for the six months ended June 30, 2002. The decreases in cost of goods sold are directly correlated to the decrease in sales. For the three months ended June 30, 2003 and 2002 respectively, CMI costs accounted for approximately $0 and $99,000 and SharpShooter costs accounted for approximately $25,000 and $205,000. For the six months ended June 30, 2003 and 2002 respectively, CMI costs accounted for approximately $89,000 and $143,000 and SharpShooter costs accounted for approximately $199,000 and $348,000. At June 30, 2003, 15% of our inventory is being carried at market. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for our products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for certain of our products.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $50,000, or 7%, to approximately $765,000 for the three months ended June 30, 2003 from approximately $715,000 for the three months ended June 30, 2002. This increase was due to an increased amount of CMI lots produced for testing purposes thus being expensed during the second quarter. Research and development expenses decreased by approximately $86,000, or 7%, to approximately $1.2 million for the six months ended June 30, 2003 from approximately $1.3 million for the six months ended June 30, 2002. Research and development expenses have decreased due to an intentional reduction in research and development spending associated with new products for cash management purposes.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses increased by approximately $275,000, or 65%, to approximately $695,000 for the three months ended June 30, 2003, compared with $420,000 for the three months ended June 30, 2002. Business development, general and administrative expenses increased by approximately $438,000, or 54%, to approximately $1.3 million for the six months ended June 30, 2003, compared with $813,000 for the six months ended June 30, 2002. These costs include the costs of marketing, business development, corporate operations, finance and accounting, and other general expenses, and have increased primarily as a result of the merger and the costs associated with periodic reporting and other necessary activities of being a public company, which would not have been reflected in the first and second quarter of 2002 operating results. Approximately $158,000 of the second quarter increase to the business development, general and administrative expenses are related to the current pursuit of additional permanent equity capital in order to support ongoing operations.

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants was $1,000 for the three months ended June 30, 2003, compared to approximately $3.0 million for the three months ended June 30, 2002. Compensation expense associated with stock options and warrants was $1,000 for the six months ended June 30, 2003, compared to approximately $3.3 million for the six months ended June 30, 2002. ReGen made no stock option grants in the first or second quarter of 2003 and all deferred compensation was expensed in the second quarter of 2002 at the time of the reverse merger and recapitalization.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of merger cost, interest and other income, rental income and interest expense. Merger cost decreased to $0 for the three and six months ended June 30, 2003 from $402,000 for the same periods in 2002 due to the reverse merger and recapitalization being a one time event in 2002. Interest and other income decreased to approximately $2,000 for the three months ended June 30, 2003 from $4,000 for the three months ended June 30, 2002. Interest and other income increased to approximately $7,000 for the six months ended June 30, 2003 from $5,000 for the six months ended June 30, 2002. The decrease and increase were primarily the result of fluctuations in the amount of short term investments during those periods. Rental income decreased by approximately $17,000 to approximately $30,000 for the three months ended June 30, 2003 from approximately $47,000 for the three months ended June 30, 2002. Rental income decreased by approximately $11,000 to approximately $80,000 for the six months ended June 30, 2003 from approximately $91,000 for the six months ended June 30, 2002. The decreases were due to a decrease in the sub-lease rent starting June 1, 2003. Interest expense decreased approximately $1.6 million for the three and six months ended June 30, 2003 from $1.6 million and $1.7 million for the three and six months ended June 30, 2002, respectively. The decrease was primarily due to the elimination of interest expense on the bridge loan financing which was converted to equity in the second quarter of 2002.

Liquidity and Capital Resources

     Cash and short-term investments were $1.3 million as of June 30, 2003 compared with $3.5 million as of December 31, 2002. The decrease in cash and short-term investments is primarily the result of cash used to support the Company’s normal operations.

     Cash used in operating activities of approximately $2.2 million resulted from the net loss of approximately $2.5 million, adjusted to account for an increase in other current assets, receivables and inventory of approximately $45,000, a decrease in other assets of approximately $14,000 and an increase in accounts payable, accrued expenses and other liabilities of $167,000 together with non-cash items of $126,000.

     During the six months ended June 30, 2003, ReGen used approximately $2.2 million in short-term investments, purchased $20,000 of property and equipment and paid down $4,000 of capital lease obligations.

     ReGen anticipates that it will continue to incur net losses that will require additional financing until, at the earliest, ReGen receives FDA approval for its CMI product and is able to market the CMI product in the United States. In the fourth quarter of 2002 ReGen completed the required enrollment and related surgical procedures for its CMI clinical trial in the U.S. All patients are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-market Approval Application, or PMA, to the FDA. ReGen expects the last of these two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain, but ReGen expects that the FDA will issue its ruling in 2005. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. will not occur until, at the earliest, in late 2005.

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

     Since the filing of its Form 10-Q for the period ended March 31, 2003, ReGen has continued to meet with potential investors and undertake other activities in preparation for the financing discussed above.

Business

     We are an orthopedic products company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair, regrowth and remodeling of damaged human tissue.

     Our flagship product, the Collagen Meniscus Implant, or CMI, is an implant for the meniscus of the human knee. A damaged meniscus is frequently repaired by an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further degeneration or injury. Implantation of the CMI represents the only procedure with the potential to re-grow much of the tissue otherwise lost in partial meniscectomy procedures, allowing a return to a more active lifestyle. In November 2002 we completed enrollment and surgeries in a large-scale clinical trial of the CMI, the results of which will comprise our Pre-Market Approval Application, or PMA. The CMI is currently approved for sale in Europe, Australia, Chile, and will selectively be available in Canada during 2003. The CMI is distributed outside the U.S. by Centerpulse Orthopedics, Ltd.

     We also sell the SharpShooter Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscal repair procedures. The SharpShooter is currently marketed through a distribution agreement with Linvatec Corporation, a subsidiary of ConMed, in the U.S., Europe, Canada, Australia, Chile, and Japan.

          Our current strategy is to focus on the following initiatives:

•	Obtaining FDA approval of the CMI;

•	Finding a suitable partner to market the CMI in the U.S.;

•	Launching the CMI in the U.S.; and

•	Conducting further research on select product opportunities within our research and development pipeline.

     Our long-term strategy is to capitalize on our proven collagen scaffold technology by continuing to design, develop, manufacture, and market our own products, as well as partner with key market leaders to develop and market products in other targeted therapeutic areas.

Our Core Technology

     Our core technology focuses on guided tissue regeneration: the concept is that if the body is provided with a suitable environment for cellular ingrowth, the body has the ability to regenerate missing tissue. We have developed a proprietary biologically active porous bovine type I collagen scaffold material and various tissue matrix engineering processes as the basis of our tissue re-growth product offerings. Our proprietary processes are capable of producing implants with the various physical properties required for remodeling each specific target tissue. Our initial application is a resorbable, collagen matrix that guides the regeneration of medial meniscus cartilage in the knee, the CMI.

     Collagen is a multifunctional family of proteins with unique structural characteristics. To date, 19 different proteins can be classified as collagen, making collagen the most abundant protein in the human body. Among the various collagens, type I collagen is the most abundant and is the major constituent of bone, skin, and tendon.

     The structure of animal type I collagen is highly similar to the structure of human type I collagen. This finding is supported by data from our current U.S. clinical trial. Based on the important functions of type I collagen in the body and the biocompatibility of the animal type I collagen, this material has become increasingly popular as a biomaterial for clinical applications, particularly in the repair and regeneration of damaged or diseased tissue.

Meniscus Injury and Treatment

     The meniscus is a crescent-shaped wedge of rubbery, fibrous tissue located in the knee joint between the lower end of the thigh bone, or femur, and the top of the shin bone, or tibia. There are two menisci within the knee, the outer, or lateral meniscus, and the inner, or medial meniscus. The meniscus acts as a shock absorber protecting the articular cartilage that covers the ends of both the femur and the tibia.

Figure 1. Human Knee

[Graphic of human knee with labels of various parts, including the medial and lateral meniscus]

     In the last 50 years, the concepts of meniscus function and meniscus repair have changed dramatically. Previously, it was generally believed that menisci were structures that served no particular function and could be removed without causing any adverse effects to the patient. However, it has been shown in laboratory investigations of biomechanical function that the meniscus is an important structure in lubrication and stabilization of the knee joint, protection of joint surfaces and proper weight distribution across the knee.

     Injury to the knee frequently results in a tear of the meniscus tissue. Damage to the meniscus can occur by sudden twisting of the knee or by blunt forces which impact the joint. As part of the aging process, the deterioration of the meniscus makes it more likely that everyday physical exertion may result in meniscus injury. Injury to meniscus cartilage can result in pain and swelling or may cause the knee to give way or lock. According to MedMarket Diligence LLC, each year, nearly one million Americans undergo a meniscus surgery. Orthopedic surgeons are currently presented with three alternatives for treatment of a torn meniscus:

•	Partial Meniscus Removal

The procedure by which part of the meniscus is removed is called a partial meniscectomy. We estimate that in 2002 alone, there were approximately 1.1 million partial meniscectomy procedures performed worldwide, of which approximately 783,000 were in the U.S. We believe that approximately 40% of these patients would be eligible for implantation of the CMI (if approved). A partial meniscectomy is considered the current standard of care when a meniscus repair is not possible. The meniscus, however, will not regenerate on its own and thus, no new tissue fills the void left by the partial meniscectomy. According to orthopedic researchers, without the adequate protection and support provided by the meniscus, the knee joint can become unstable and the articular cartilage covering the femur and the tibia may begin to deteriorate or degenerate. Over time, the degenerative process can be one of persistent and increasing knee pain and may lead to osteoarthritis

There are approximately 6.8 million patients who have had a partial meniscectomy procedure performed in the U.S. in the last 10 years. Patients who have had a partial mensicectomy frequently require one or more partial meniscectomies in the future, creating a large, unmet market need. We believe that certain of these partial meniscectomy patients would proactively seek CMI surgery if it becomes available.

•	Meniscus Preservation

For approximately the last 30 years, surgeons have been able to preserve a damaged meniscus, in certain cases, by performing a meniscus repair procedure. We estimate that in the U.S. there were approximately 140,000 repairs in 2002. A meniscus repair entails suturing the torn edges of the meniscus, allowing it to mend itself. Once healed, the meniscus can resume its normal function. However, when the injury is in the avascular region (containing little or no blood supply) or when the meniscus is damaged to the extent that repair is not feasible, the only other current option is the partial meniscectomy procedure.

We estimate that approximately 15% of meniscus tears are repairable using the current meniscus repair techniques described above.

•	Meniscus Replacement (Allograft)

The least performed of the three treatments is meniscus replacement. When a patient sustains substantial meniscus damage that requires a total meniscectomy, a surgeon may consider implanting a meniscus removed from a cadaver, or an allograft, as a replacement for a patient’s damaged meniscus. We estimate that fewer than 1,000 allografts are implanted in the U.S. annually. Two factors limit the number of meniscus replacement surgeries. First, this procedure is only performed when the entire natural meniscus is removed. Therefore, if the implant fails to survive, the patient has no remaining meniscus tissue to protect the joint. Second, a limited number of menisci are available from cadavers annually.

CMI Alternative

     Implantation of the CMI represents the only procedure with the potential to regenerate lost meniscus tissue. The CMI is sutured into the area where torn or damaged meniscus tissue has been removed. Once sutured in place, the CMI provides a matrix into which the body’s own cells begin to move or migrate. New meniscus-like tissue forms and the CMI is absorbed by the body.

Meniscus Market Overview

     The financial consequence of meniscal damage and surgeries is pronounced. According to industry data, we estimate there were 926,000 arthroscopic meniscal procedures performed in the U.S. in 2002, which will account for approximately $9 billion in physician and hospital (or other facility) charges. ReGen estimates that the average charges for a partial meniscectomy procedure are approximately $9,500, with the surgeon and facility each charging about one-half. A patient with a torn or damaged meniscus might undergo several partial meniscectomy procedures followed by a joint replacement, which can result in charges of $50,000 to $100,000 or more.

     According to industry data, we estimate that in 2002 there were approximately 783,000 partial meniscectomy procedures (See Table 1) and approximately 140,000 meniscal repair procedures in the U.S. The market is expected to grow by approximately 5% per year for the foreseeable future due to the aging population, the growing proportion of “weekend warriors” and the lack of viable alternatives. The number of patients eligible for a CMI implant in the U.S. is expected to increase to over 40% of all meniscectomy procedures, or approximately 476,000 patients, by 2010.

Table 1. Selected U.S. Orthopedic Procedure Volumes (thousands)

     [Bar graph of selected U.S. Orthopedic Procedure Volumes in which X axis represents type of orthopedic procedure and Y axis represents number of procedures. The graph shows there were 783 partial meniscectomies, 402 hip replacements, 378 knee replacements, 425 spine lamenectomies and 485 spine fusions]

Our Products

      Our principal product offerings are the CMI and the SharpShooter.

        The CMI

           The CMI is a type I collagen implant designed for patients with an irreparable meniscus tear or loss of meniscus tissue, typically through an arthroscopic partial meniscectomy procedure. The surgeon sutures the CMI into the area where the meniscus tissue is missing. Once implanted, the CMI’s highly porous matrix allows cellular ingrowth from the patient’s own cells. This process regenerates meniscus-like tissue which provides the potential for restoring function, reducing pain and possibly arresting the degenerative process that begins with the loss of meniscus tissue. According to an article by Drs. W. G. Rodkey and J. R. Steadman published in Clinical Orthopedic & Related Research,1 the CMI has been clinically proven to support new tissue generation in the meniscus. The purpose of the CMI is to assist patients in regaining mobility and returning to a more vigorous lifestyle, while forestalling or minimizing degenerative joint disease.

Figure 2. The CMI

[Photo of CMI Implant, which is a U-shaped object]

           We believe the CMI offers a number of potential benefits, including:

•	Support of natural regeneration of tissue;

•	Minimized degenerative changes;

•	Increased patient activity levels; and

•	Maintenance of joint stability.

     U.S. Clinical Results

     The MCT is a 288 patient, two-arm, controlled, randomized study comparing the CMI to the current standard of care, the partial meniscectomy. One arm of the trial consists of patients with no prior surgery to the meniscus and the other arm consists of patients with one to three prior surgeries. Patients are followed clinically at pre-op, post-op, 6 weeks, 3 months, 6 months, 12 months and 24 months following surgery. The study includes follow-up questionnaires submitted annually through five years post-op. All patients are required to complete a two-year follow-up prior to the submission of clinical results in our PMA to the FDA. In the fourth quarter of 2002, we completed the required enrollment and related surgical procedures for our CMI clinical trial in the U.S. As of February 2003, approximately 70% and 80% of the 288 patients have reached their two year and one year follow-up time points, respectively. We expect that the two year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the PMA to the FDA shortly thereafter. The current data analysis is based on a review of data from approximately 60% of the patients, all of whom have completed their two year follow-up exam.

1	Rodkey W.G., Steadman J.R., Li S.T. 1999. A clinical study of collagen meniscus implants to restore the injured meniscus. Clin. Orthop. Rel. Res. 367:S281-S292. Dr. Rodkey is an officer of ReGen and Dr. Steadman is a director of ReGen; both are shareholders of the Company.

               A preliminary analysis of the MCT patients has been conducted and is summarized as follows:

•	Clinical evidence indicates that the CMI successfully supports meniscus-like tissue regeneration;

•	CMI prior surgery patients exhibited regrowth of more than 60% of their meniscus, doubling the amount of tissue that the patient would have had if only the partial meniscectomy had been performed;

•	CMI prior surgery patients achieved a significantly higher activity level than the controls;

•	There are no apparent safety issues;

•	The histologic and immunologic analyses show that there have been no immune reactions to the implant material; and

•	Among patients with greater tissue loss, the pain and function endpoints of CMI patients show significant improvement over those in the control group.

     Prior to beginning the MCT, we conducted a Feasibility Study of the CMI. The eight patients who participated in the study are now five years or more post CMI surgery. Highlights of the Feasibility Study include patients having twice as much meniscus-like tissue as they had following the partial meniscectomy (Table 2) and a steady increase in patient activity levels over five years (Table 3).

        Table 2: Tissue Re-Growth

           These two diagrams represent the medial meniscus of the human knee. The upper diagram (Post Partial Meniscectomy) shows the average amount of meniscus loss for the eight Feasibility Study CMI patients. These patients had lost, on average, 62% of their medial meniscus leaving them with 38% of their original meniscus remaining. The CMI was implanted in the area of meniscus loss. The lower diagram (Post CMI (1 & 5 years)) shows that one year after the CMI was implanted these patients had gained almost double (38% vs. 75%) the amount of meniscus tissue. A follow-up five-year re-look surgery on the eight CMI Feasibility Study patients showed that they had maintained their 75% tissue volume through five years.

Table 2. Tissue Re-Growth

[Reflects the numbers described above and which is a representation of the additional meniscus tissue]

        Table 3: Patient Activity Level

           The Tegner Activity Score is a validated method for assessing patient activity levels. A Tegner score of 0 means that the patient is disabled, while a score of 10 means that the patient is performing sports at a professional level. The graph below shows the Tegner Activity scores for the CMI and control patients in the MCT and for the eight CMI patients in the Feasibility Study. Patient activity levels were measured pre-injury, pre-surgery and at one, two and five years post surgery. The solid line shows that the CMI prior surgery patients in the MCT almost returned to their pre-injury activity level by two years post surgery, while the dashed line shows that the control patients had a significantly lower activity level than the CMI patients at that same time point. The dotted line shows that the Feasibility Study patients continued to improve their activity levels through five years.

Table 3. Patient Activity Level

     [Line graph reflecting patient activity level in which X axis represents patient activity level as described above and Y axis represents point in time at which activity levels were measured. The lines represent three categories of patients: MCT CMI, feasibility patients and MCT control. The graph shows that before injury, the activity level was approximately 7.5 among feasibility patients, approximately 6.75 among MCT control and approximately 6.5 amount MCT CMI; before index surgery, the activity level was approximately 3.5 among feasibility patients, approximately 3.0 among MCT control and approximately 3.0 among MCT CMI; 12 months (post-surgery) the activity level was approximately 4.5 among feasibility patients, approximately 4.0 among MCT control and approximately 4.0 among MCT CMI; 24 months (post-surgery) the activity level was approximately 5.25 among feasibility patients, approximately 4.5 among MCT control and approximately 5.75 among MCT CI; 36 months (post-surgery) the activity level was approximately 5.5 among feasibility patients; 48 months (post-surgery) the activity level was approximately 5.75 among feasibility patients; and 5+ years (post surgery) the activity level was approximately 6.0 among feasibility patents.]

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

        The SharpShooter

           As our research and development program generates new core products, we may develop supportive products that facilitate surgery. The SharpShooter is a surgical tool initially designed for use with the CMI. The SharpShooter is a needle-advancing instrument that allows the surgeon to accurately place needles in hard-to-reach locations. The system includes a unique method to deliver sutures using a patented delivery handle and a series of six anatomic cannulae that are able to reach all areas of the meniscus. The SharpShooter allows the surgeon more control over the placement of sutures and increases the efficiency and effectiveness of meniscus procedures. While traditional manual suturing techniques are plagued by problems such as lack of access, consistency and speed, the SharpShooter allows the surgeon more control over the placement of sutures and increases the efficiency and effectiveness of meniscus procedures.

           Although initially developed in connection with suturing the CMI, the SharpShooter is also suited for use in the industry-estimated 140,000 meniscal repair procedures performed in the U.S. in 2002, and an additional 60,000 meniscal repair procedures performed in the rest of the world. In 2000, the Sharpshooter received marketing clearance from the FDA for sale in the U.S.

Figure 3. The SharpShooter

[Photo of SharpShooter device.]

     We believe the SharpShooter offers a number of benefits, including the following:

•	Single-handed operation, provided by patented delivery handle, which allows a surgeon complete control over targeting sutures;

•	Better viewing and access to all areas of the meniscus, provided by cannulae options;

•	Easier and safer passage of suture needles;

•	Simple loading and pre-attached sutures reducing surgery time; and

•	More accurate repair of meniscus tears by surgeons with less assistance in the operating room.

Customers, Sales and Marketing

        The CMI

           The CMI is distributed by Centerpulse Orthopedics Ltd. (NYSE: CEP) under a distribution agreement that allows Centerpulse to exclusively distribute the CMI outside the U.S. as long as certain minimum sales are realized. At least 90 days prior to each subsequent calendar year, we have the right to re-assess the reasonable minimum sales requirement. In the event that Centerpulse does not meet its minimum sales, we may adjust the terms of the agreement, or, upon payment of a fee, terminate the agreement. In March 2003 the Boards of Smith & Nephew PLC and Centerpulse announced an agreement to combine their businesses, and in April Smith & Nephew made a formal offer to acquire Centerpulse. In May 2003, Zimmer Holdings, Inc. pre-announced an unsolicited offer, and in June 2003 Zimmer published a formal offer to acquire Centerpulse. There are now two competing offers pending for Centerpulse. While there remain two pending offers, in August 2003 Smith & Nephew have declined to increase the value of its bid and therefore it appears Zimmer has emerged as the likely buyer for Centerpulse.

           In addition to the distribution arrangements described above, Centerpulse has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under the Credit Agreements, we have granted Centerpulse a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. In the event we, without the written consent of Centerpulse, enter into an agreement with a competitor of Centerpulse involving either the licensing of our intellectual property or the co-development of intellectual property, in each case relating to future generations of the CMI, Centerpulse may, at its option, accelerate the maturity of the debt. As of June 30, 2003, we owed approximately $6.8 million under these credit facilities. The Credit Agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock.

           The CMI is currently approved for sale in Europe, Australia and Chile and will be sold selectively in Canada during 2003. We intend to build on the approach we have used in supporting sales of the CMI outside of the U.S.

           We intend to enter into an exclusive agreement with a major orthopedics company to distribute the CMI in the U.S. If we are not able to identify a partner, we may choose to market the CMI in the U.S. directly. In that event, we would phase in a direct sales force of approximately 10 sales persons to sell to the 3,000 arthroscopic surgeons who perform the largest number of procedures and we would likely use distributors for smaller markets and surgeons performing fewer procedures. Initial estimates are that the ReGen direct sales force would sell approximately 60% of the CMIs. We anticipate a transfer price of 40% for sales through the distributors.

           We have begun to test the following marketing initiatives in Europe and we expect to apply them to the U.S. as soon as appropriate:

•	ReGen Exchange Program. Selected surgeon leaders visit a fellow U.S. surgeon and observe a CMI surgery. The ReGen Exchange Program will also schedule U.S. and international surgeons to visit each other and assist in CMI training.

•	CMI Learning Series. ReGen will videotape and Webcast CMI procedures and use them for surgeon training in the basic CMI procedure and new surgical techniques.

•	Training Strategies. Developing current and attractive training materials and strategies is necessary to train surgeons for the first time and to continue the training and familiarization process.

•	Surgical Technique. Several ideas have been proposed to make the surgical procedure more efficient. We will concentrate on developing and introducing new refinements in surgical technique.

           Management expects to receive a decision from the FDA regarding approval of the CMI for sale in the U.S. late in 2005. As a result, sales of the CMI in the U.S. would not occur until late 2005 at the earliest. Until such time, and perhaps later, management expects that our expenses will be greater than our revenues and that we will operate at a net loss and with negative cash flow.

        The SharpShooter

           The Sharpshooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan. It is distributed by Linvatec Corporation, a subsidiary of ConMed (Nasdaq: CNMD), an industry leader in the arthroscopy marketplace, under a worldwide distribution agreement, which remains exclusive as long as minimum sales are realized.

Our Strategy

     Our current strategy is to focus on the following initiatives:

•	Obtaining FDA approval of the CMI;

•	Finding a suitable partner to market the CMI in the U.S.;

•	Launching the CMI in the U.S.; and

•	Conducting further research on select opportunities within our research and development pipeline.

     Our long-term strategy is to capitalize on our proven collagen scaffold technology by continuing to design, develop, manufacture, and market our own products, as well as partner with key market leaders to develop and market products in other targeted therapeutic areas.

Research and Development

     Our research and development activities are conducted through the use of internal and external resources. We engage outside consultants and academic research facilities for assistance with new product development and we may license technology from third parties. We may, in the future, hire additional research and development employees. We plan to continue to use outside resources for product research, and have relationships with prominent researchers and clinicians, some of whom have assisted in the development of our technology.

     We believe that our proprietary collagen scaffold and related technologies have the potential to be used for the treatment of various injuries and degeneration of other tissue structures such as the intervertebral disc of the spine and articular cartilage of degenerated joints. This technology may also be used as a carrier matrix for therapeutic agents for hard and soft tissue repair and regeneration applications, for introduction of growth or differentiation factors and genetic materials. These applications are in various stages of development from proof of concept to preparation for submission to the FDA.

     As advances in tissue regeneration and genetic engineering converge, we foresee opportunities to develop additional uses for our technologies. At this time, our collagen scaffold technology acts as a matrix for cell regeneration. In the future, however, it is quite possible that our collagen scaffold will be used in conjunction with advanced forms of cellular, genetic and molecular technology.

Research is underway to design and develop:

•	The next generation of the CMI;

•	Additional orthopedic applications using ReGen’s collagen scaffold technology; and

•	Opportunities to use our collagen scaffold technology to deliver cells to other anatomic structures, such as the spine or particular cartilage.

     The following table sets forth our current research and development pipeline:

Table 4. Research and Development Pipeline

           [Bar graph of research and development pipeline in which X axis represents research and development phases: research, in-vitro testing, pre-clinical clinical and market and Y axis represents ReGen products and potential products: Medical Meniscus Implant (approved for sale in Europe and Australia, clinical trial enrollment currently complete in U.S.), Lateral Meniscus Implant (prototype development, cadaver testing initiated), Invertebral Disc Repair (prototype development, large animal model testing initiated) Hand Bone Augmentation Device, (patents issued, primate testing complete, 510K submission expected), Ligament Augmentation Devices (prototype development, large animal model testing initiated), CMI and Growth Factors (prototype developed, animal studies initiated), CMI Improvements (patents filed, lab testing), Rotator Cuff Repair Device (prototype development), Articular Cartilage Repair (patents issued, prototype development ).]

     With limited funding available for longer-term projects, we are currently focusing on potential 510k product submissions that have the potential for a positive financial impact within the next few years. We believe that substantial opportunity exists for several longer-term projects once more substantial funding is available.

Intellectual Property

     As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patent protection. Although patents often are necessary to protect our technology and products, we believe that the lengthy FDA approval process and certain manufacturing processes are additional barriers to entry. Moreover, much of the proprietary technology and manufacturing processes developed by us reside in our key scientific and technical personnel and such technology and processes are not easily transferable to other scientific and technical personnel.

     We require our employees, consultants and advisors to execute nondisclosure agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, and some consultants and advisors to agree to disclose and assign to us all inventions conceived during the work day, using our property or which relate to our business.

     We own 21 U.S., 74 international, and 13 pending patents. Of these 104 relate to the composition of our collagen scaffold technology and 4 relate to the SharpShooter device. In addition to our patents, we also own various trademarks protecting our corporate identity and product names.

Third-Party Reimbursement

     We expect that sales volumes and prices of our products will continue to be dependent in large part on the availability of reimbursement from third-party payors. Obtaining U.S. reimbursement approval at the desired price is often a complicated and political process. In the U.S., our products will be purchased by hospitals that are reimbursed by third-party payors for the devices provided to their patients. Such payors include governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs.

     Particularly in the U.S., third-party payors carefully review, and increasingly challenge, the prices charged for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive.

           Three aspects of the CMI procedure increase the likelihood that insurance companies will provide favorable reimbursement:

•	Patients appear to receive a measurable clinical benefit within the 12 to 18 month timeframe desired by the insurers;

•	The expected price point of the CMI procedure will require less payment by the insurer than two or more partial meniscectomies or a joint replacement; and

•	We expect surgeons and patients to demand the CMI because the clinical results appear positive, there are no apparent safety issues, and there is no alternative for regenerating meniscus tissue.

     We have commissioned a first-stage study from a national firm specializing in reimbursement, and we have initiated a phased, three-year plan designed to obtain reimbursement in the U.S. which includes:

•	Economic and financing models. We plan to demonstrate the economic rationale for why the patient will be “better off” in the 12-18 month timeframe, which is of immediate concern to the insurer. In the case of the CMI, clear benefit can be established in the 12-18 month timeframe. The models will demonstrate the benefits for the insurer when the patients receive the CMI.

•	Classification Codes. We are considering applying for both CPT and HCPCS codes, as well as other classification codes, with the goal of receiving these codes concurrently with FDA approval.

•	Training and Awareness of Intermediary Staff. Young surgeons, who are willing to conduct training sessions for pay, will be scheduled to meet with large intermediaries in large markets. These surgeons will teach the intermediaries about our implants and why they are preferable to existing procedures.

Facilities

     Our corporate management, clinical and regulatory affairs, marketing and research operations are located in our headquarters in Franklin Lakes, New Jersey. We also operate an ISO 9001 certified production facility in Redwood City, California, where our CMI product is manufactured.

Manufacturing

     We use bovine tendon as a primary raw material for production of our collagen scaffold technology. The Company obtains its tendon material through a specialized supplier which sources that material based upon specifications defined by the Company. The bovine material is readily available through U.S.-based slaughterhouses.

     The SharpShooter includes several components, all of which are manufactured by third parties. We oversee the manufacturing and coordinate the supply of these components from our Redwood City, California production facility. Given the resources available to us, we have historically relied upon a limited number of third party manufacturers. Following the receipt of products at our facility, we conduct inspection, packaging and labeling operations. For products distributed in a sterile package, sterilization is performed by contract vendors.

Competition

     The CMI is not competitive with products which patch or re-grow articular cartilage or with meniscal allografts. Several companies are currently developing an approach to repairing articular cartilage which has a different function and location than the meniscus. Additionally, we believe that as companies develop these products for the articular cartilage, they will find it increasingly more important for the surgeon to repair the damaged meniscus in order for their articular cartilage products to have successful long term outcomes. We believe that this will further enhance the adoption of the CMI.

     The Company is not aware of any human clinical trial, other than its own, focused on the meniscus. Furthermore, due to the high load capacity of the meniscus, no other biomaterial of which we are aware has the adequate physical or mechanical properties to be used for this application. Historically, there have been a number of attempts to develop a meniscus implant. We are currently aware of several technologies being applied for use as a meniscus implant. Based on our analysis of these technologies, we do not believe that they will represent an effective alternative to the CMI.

Government Regulation

        U.S.

           Our products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. The FDA permits commercial distribution of a new medical device only after it has met the established regulatory compliance guidelines. In general, the FDA will clear marketing of a medical device through the 510k premarket notification process if it is demonstrated that the new product is substantially equivalent, in terms of safety and intended use to certain 510k cleared products which are already commercially available and legally sold on the market.

           The Premarket Approval process is lengthier and more burdensome than the 510k premarket notification process. The Premarket Approval process generally requires detailed animal and clinical studies, as well as manufacturing data and other information. If clinical studies are required by the FDA, an Investigational Device Exemption is also required. An Investigational Device Exemption restricts the investigational use of the device to a limited number of investigational sites, investigators and patients. Its purpose is to prove safety and efficacy of the device. FDA approval of a Premarket Approval application indicates that the FDA concurs that a device has been scientifically proven, through the completion and submission of animal data, a completed Investigational Device Exemption and other pertinent information, to be safe and effective for its intended use.

           We have analyzed the products considered by the FDA’s Orthopedic Panel in the last five years. Of the 13 products considered, 11 were approved. Based on our analysis of the Panel’s decisions, it appears that the Panel emphasized:

•	Safety;
•	Potential patient benefit; and
•	Options provided to the surgeon.

           We believe that the CMI fits the Panel’s considerations. Further, the quantity, quality, completeness and direction of the MCT data compares favorably with data of the 11 products that were approved.

        International

           We obtain required regulatory approvals and comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in foreign markets. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market its products may be longer or shorter than that required in the U.S., and requirements for such approval may differ from FDA requirements.

           All of the Company’s products sold internationally are subject to appropriate foreign regulatory approvals. In order to market our devices in the member countries of the European Union, we are required to comply with the Medical Device Directive and obtain CE Mark Certification. CE Mark Certification is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the Medical Device Directive, all medical devices must qualify for CE Marking.

           The Company’s products are manufactured in compliance with ISO 9001, EN 46001 and U.S. Quality System Regulations.

Employees

     As of August 14, 2003, we had 16 employees, of whom 2 were part-time. None of these employees is represented by a union, and we do not have any collective bargaining agreements. We consider our relations with our employees to be good.

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

Revenue Recognition

     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collection of such revenue is reasonably assured. We generally recognize revenue from product sales upon the shipment of such products to our distributors. Title of product passes to the customers F.O.B origin.

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

Inventory Valuation

     Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. 15% of our inventory is being carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing.

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

     If ReGen had elected to recognize compensation based on the fair value of options granted to employees as prescribed by Statement of Financial Account Standards (SFAS) No. 123, net loss and net loss per share would have been $(1,498,000) and $(0.05), and $(8,935,000) and $(0.52) for the three months ended June 30, 2003 and 2002, respectively and $(2,608,000) and $(0.09) and $(10,578,000) and $(0.62) for the six months ended June 30 2003 and 2002, respectively.

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

Item 4. Controls and Procedures

     We have established and maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed by ReGen in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

RISK FACTORS

     Our business faces significant risks. The risks and uncertainties described below may not be the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Any of the risks described below could significantly and aversely affect our business, prospects, financial condition or results of operations. You should carefully consider and evaluate the risks and uncertainties listed below, as well as the other information set forth in this Quarterly Report on Form 10-Q.

Product introductions or modifications may be delayed or canceled as a result of the FDA regulatory process, which could cause our sales to decline.

     The medical devices we manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, criminal sanctions or closure of our manufacturing facility are possible. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. In particular, the CMI has not yet been approved by the FDA and there is no guarantee that such approval will be obtained. Should the FDA approve the CMI for sale in the U.S., sales will not occur until, at the earliest, late 2005.

     The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether. In particular, the FDA permits commercial distribution of a new medical device only after it has met the established regulatory compliance guidelines. The FDA will clear marketing of a medical device through the 510k process if it is demonstrated that the new product is substantially equivalent to other 510k-cleared products. The PMA approval process is more costly, lengthy and uncertain than the 510k premarket notification process. There can be no assurance that any new products we develop will be subject to the shorter 510k clearance process and therefore significant delays in the introduction of any new products that we develop may occur. If we choose to go through the PMA approval process, there will be significant costs and delays in the introduction of our new products, if they are approved at all.

     Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by foreign governmental authorities in the future. Any inability or failure of our foreign independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors’ ability to sell our products internationally and thereby adversely affect our business. All products and manufacturing facilities are subject to continual review and periodic inspection by regulatory agencies. The discovery of previously unknown problems with our company or our products or facilities may result in product labeling restrictions, recall, or withdrawal of the products from the market. In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications. If the FDA determines that we have marketed our products for off- label use, we could be subject to fines, injunctions or other penalties.

Sales of our products are largely dependent upon third party reimbursement and our performance may be harmed by health care cost containment initiatives.

     In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers, including Medicare, Medicaid and other health insurance and managed care plans, to reimburse all or part of the cost of the health care product. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Also, third party payers are increasingly challenging the prices charged for medical products and services. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process which, in the future, could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services developed by us.

We may be subject to product liability claims and our limited product liability insurance may not be sufficient to cover the claims, or we may be required to recall our products.

     We manufacture medical devices that are used on patients in surgical procedures and we may be subject to product liability claims. During 2002 we instituted a recall of certain components of the SharpShooter that were later identified to have the potential to become non-sterile. There is no guarantee that we will not be subject to other product recalls in the future. The medical device industry has been historically litigious and we face an inherent business risk of financial exposure to product liability claims. Since our products are often implanted in the human body, manufacturing errors or design defects could result in injury or death to the patient, and could result in a recall of our products and substantial monetary damages. Any product liability claim brought against us, with or without merit, could result in diversion of our resources, an increase to our product liability insurance premiums and/or our inability to secure coverage in the future. We would also have to pay any amount awarded by a court in excess of our policy limits. In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, financial condition and results of operations. Our product liability insurance policies have various exclusions, and we may be subject to a product liability claim or recall for which we have no insurance coverage, in which case we may have to pay the entire amount of the award or costs of the recall. Finally, product liability insurance is expensive and may not be available in the future on acceptable terms, or at all.

We are a development stage company and have no significant operating history with which investors can evaluate our business and prospects.

     We are a development stage company and have no significant operating history and are operating in a new, specialized and highly competitive field. Our ability to successfully provide the guidance and management needed to continue and grow the business on an ongoing basis has not yet been established and cannot be assured. Our business is subject to all of the risks inherent in our business, including, but not limited to potential delays in the development of products, the need for regulatory approvals of certain of its products and devices, uncertainties of the healthcare marketplace and reimbursement levels of insurers and similar governmental programs, unanticipated costs and other uncertain market conditions.

To be commercially successful, we will have to convince physicians that using our products to repair damaged menisci is an effective alternative to existing therapies and treatments.

     We believe that physicians will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of the CMI, the Sharpshooter or any future products provides an effective alternative to conventional means of treating a damaged meniscus or other injury. To date, we have completed only limited clinical studies of the CMI and the Sharpshooter. Clinical experience may not indicate that the treatment with our products provides patients with sustained benefits. In addition, we believe that continued recommendations and support for the use of the CMI and the Sharpshooter by influential physicians are essential for widespread market acceptance of these products. If our products do not continue to receive support from these physicians or from long-term data, surgeons may not use, and the facilities may not purchase, our products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to obtain or maintain profitability.

We are dependent on a few products.

     We anticipate that most of our revenue growth in the future, if any, will come from our tissue re-growth technology products including the Collagen Meniscus Implant, or CMI, and other supporting products, including the SharpShooter. There can be no assurance that we will be successful in increasing sales of our current product offering. Additionally, there can be no assurance that our efforts to develop new products, including enhancements to our existing products, will be successful. If our development efforts are successful, there can be no assurance that we will be successful in marketing and selling our new products.

We will need to obtain financing in the future, which may be difficult.

     In the future, we will need to raise additional funds through equity or debt financing, collaborative relationships or otherwise. Our future capital requirements depend upon many factors, including:

•	Our ability to increase revenues, which primarily relies upon the ability of our distribution partners to increase sales of our products;

•	Our ability to complete the CMI clinical trial and obtain FDA approval;

•	Our ability to effectively produce our products, and to adequately control the cost of production;

•	The extent to which we allocate resources toward development of our existing or new products;

•	The timing of, and extent to which we are faced with, unanticipated marketing or medical challenges or competitive pressures;

•	Our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	The amount and timing of leasehold improvements and capital equipment purchases; and

•	The response of competitors to our products.

     Moreover, because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. There can be no assurance that any such additional funding will be available when needed or on terms favorable to us, if at all.

We may face challenges to our patents and proprietary rights.

     Our ability to develop and maintain proprietary aspects of our business is critical for our future success. We rely on a combination of confidentiality protections, contractual requirements, trade secret protections, patents, trademarks and copyrights to protect our proprietary intellectual property. Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel.

     While we attempt to ensure that our products do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products and the methods they employ may be covered by patents held by them. Furthermore, third parties could obtain patents that may require licensing for the conduct of our business, and there can be no assurance that the required licenses would be available. We also rely on nondisclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. Litigation may be necessary to enforce our patents and license agreements, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products which in turn would have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our suppliers and the loss of any of these suppliers could adversely affect our business.

     We rely upon our vendors for the supply of raw materials and product components used in the manufacture of our CMI and Sharpshooter products. Furthermore, in several cases we rely on a single vendor to supply critical materials or components. In the event that we are unable to obtain components for any of our products, or obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. Any delays in product availability or costs incurred in locating alternative suppliers could have a material adverse effect on our operations.

Our reliance on third parties to distribute our products may increase our operating costs and reduce our operating margins.

     We rely on third parties to distribute our products. The inability of any of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. We are subject to the risk that outside factors may prevent such third parties from meeting our distribution needs. In March 2003 the Boards of Smith & Nephew PLC and Centerpulse announced an agreement to combine their businesses, and in April Smith & Nephew made a formal offer to acquire Centerpulse. In May 2003, Zimmer Holdings, Inc. pre-announced an unsolicited offer, and in June 2003 Zimmer published a formal offer to acquire Centerpulse. There are now two competing offers pending for Centerpulse. It is unclear whether this acquisition will affect distribution of the CMI. Further, we do not have a distributor for the CMI in the U.S. and there is no guarantee that we will be able to find a suitable third party to effectively distribute the CMI in the U.S. If we are unable to obtain a satisfactory distributor, we may distribute the CMI ourselves, which would force us to invest in sales and marketing personnel. Failure to distribute products to our customers in a timely and cost effective manner would cause our operating costs to increase and our margins to fall.

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

Our success depends upon our ability to recruit and retain key personnel.

     Our success depends, in part, upon our ability to attract and retain qualified operating personnel. Competition for skilled personnel in the areas of research and development, manufacturing, marketing and other areas is highly competitive. In addition, we believe that our success will depend on the continued employment of our Chairman, President and CEO, Dr. Gerald Bisbee with whom we have entered into an employment agreement, and our Senior Vice President, Clinical and Regulatory Affairs, John Dichiara with whom we have no formal employment agreement. To the extent we are unable to recruit or retain qualified personnel, our business may be adversely affected.

Our business could be materially adversely impacted by risks inherent in international markets.

     In 2002, approximately 73% of our sales were generated outside the U.S. We expect that such sales will continue to account for a significant portion of our revenue in the future, at least until we are able to market the CMI (or other new products) in the U.S. Our international sales subject us to other inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

•	Fluctuations in currency exchange rates;

•	Regulatory, product approval and reimbursement requirements;

•	Tariffs and other trade barriers;

•	Greater difficulty in accounts receivable collection and longer collection periods;

•	Difficulties and costs of managing foreign distributors;

•	Reduced protection for intellectual property rights in some countries;

•	Burdens of complying with a wide variety of foreign laws;

•	The impact of recessions in economies outside the U.S.; and

•	Political and economic instability.

     If we fail to successfully market and sell our products in international markets, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Future acquisitions could adversely affect our operations or financial results.

     From time to time, we consider acquisition of technology product lines or businesses to supplement our current product offering. Any such future acquisitions involve risks such as the following:

•	We may be exposed to unknown liabilities of acquired companies;

•	Our acquisition and integration costs may be higher than we anticipated and may cause our quarterly and annual operating results to fluctuate;

•	We may experience difficulty and expense in assimilating the operations and personnel of the acquired businesses, disrupting our business and diverting management’s time and attention; and

•	Our relationships with key customers of acquired businesses may be impaired, due to changes in management and ownership of the acquired businesses.

     The lack of an independent audit committee may affect our ability to be listed on a national securities exchange or quotation system.

     We are not subject to the listing requirements of any national securities exchange or quotation system. Currently, the members of our audit committee do not meet the definition of an “independent” director as defined by the Sarbanes-Oxley Act of 2002 or as defined by the NYSE or Nasdaq corporate governance proposals. There is no guarantee that we will be able to appoint directors that will satisfy these requirements. If we are unable to appoint independent directors to the audit committee we will be precluded from listing any of our capital stock on a national securities exchange or quotation system.

Unanticipated fluctuations in quarterly operating results could affect our stock price.

     Our quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the ability of our distribution partners to market and sell our products, variable customer demand for our products and services, our investments in research and development or other corporate resources, our ability to effectively and consistently manufacture our products, and avoid costs associated with the recall of defective or potentially defective products, the ability of our vendors to effectively and timely deliver necessary materials and product components, acquisitions of other companies or assets, the timing of new product introductions, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods and should not be relied upon as an indication of its future performance. These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. In addition, the stock market has been very volatile, particularly on the OTC Bulletin Board, where our stock is quoted. This volatility is often not related to the operating performance of companies listed thereon and will probably continue in the foreseeable future.

Ownership of our stock is concentrated and this small group of stockholders may exercise substantial control over our actions.

     Based on shares outstanding as of June 1, 2003, Sanderling Ventures and Centerpulse USA Holding Co. own approximately 34.7% and 11.9%, respectively, of our outstanding common stock on an as-converted basis. These stockholders, if acting together, have the ability to exert substantial control on the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control. Additionally, the holders of approximately 52% of our issued and outstanding capital stock are parties to a stockholders agreement by which these stockholders agreed to vote their shares in favor of certain matters. The parties to the stockholders agreement will, by virtue of their majority interest, be able to pass all proposals on which they have agreed to vote.

A substantial number of shares of our common stock are eligible for sale in the near future, which could cause our common stock price to decline significantly.

     All of the shares of common stock issued in connection with the merger of Aros Corporation and ReGen Biologics became eligible for sale pursuant to Rule 144 on June 21, 2003. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As restrictions on resale end, the market price of our common stock could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

We have established several anti-takeover measures which could delay or prevent a change of our control.

     Under the terms of our amended and restated certificate of incorporation, the board of directors will be authorized, without any need for action by our stockholders, but subject to any limitations prescribed by law, to issue shares of our preferred stock in one or more series. Each series may consist of such number of shares and have the rights, preferences, privileges and restrictions, such as dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the right to increase or decrease the number of shares of any series, as the board of directors shall determine. The board of directors may issue preferred stock with voting or conversion rights that may have the effect of delaying, deferring or preventing a change in control of our company and that could adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. Additionally, our board of directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to the person or group that attempts to acquire our company on terms not approved by the board of directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of our capital stock and could delay, defer or prevent a merger or acquisition of our company that stockholders may consider favorable.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

Exhibit No.	Description

2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(12)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to the Certificate of Incorporation(5)
3.3	Certificate of Ownership and Merger(13)
3.4	Certificate of Amendment to the Certificate of Incorporation(13)
3.5	Amended and Restated By-Laws(4)
4.1	Specimen Common Stock Certificate(6)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(7)
4.3	ReGen Biologics, Inc. Non-Employee Director Option Plan(1)
4.4	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective December 9, 2000(4)
4.5	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(6)
4.6	Amendment No. 1 to Rights Agreement between the Company and Equiserve Trust Company, N.A., dated as of June 7, 2002(12)
4.7	Form of Nonqualified Director Stock Option Agreement(11)
4.8	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(15)
4.9	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended January 31, 2003(15)
10.1	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended on September 12, 2000(16)
31.1	Rule 13(a) — 14(a) Certification of Chief Executive Officer
31.2	Rule 13(a) — 14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)
(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 0-20805)
(3)	Incorporated herein by reference to the Company’s Report on Form 8-K dated April 12, 2001 (File No. 0-20805)
(4)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)
(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805)
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04106)
(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)
(8)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)
(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)
(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)
(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)
(12)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended June 30, 2002 (File No. 0-20805)
(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 6, 2003 setting forth the Certificate of Ownership and Merger, Certificate of Amendment of the Amended and Restated Certificate of Incorporation and letter to Shareholders dated January 6, 2003 (File No. 0-20805)
(14)	Incorporated herein by reference to the Company’s Report on Form 10-K/A for the year ended December 31, 2002 (File No. 0-20805)

(15)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805)
(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 4, 2002 (File No. 000-20805)

     (b)  Reports on Form 8-K.

     Current Report on Form 8-K on July 3, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2003.

REGEN BIOLOGICS, INC.

By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and
Chief Financial Officer