Form 10-Q
period 2003-09-30
REGEN BIOLOGICS INC
filed 2003-11-14
CIK 883697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
Or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ___________________

Commission file number 000-20805

ReGen Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2476415 (I.R.S. Employer Identification No.)

1290 Bay Dale Drive, PMB 351, Arnold, Maryland (Address of principal executive offices)	21012 (Zip Code)

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

     The number of shares outstanding of the registrant’s common stock, $.01 par value, was 29,300,786 as of November 12, 2003.

REGEN BIOLOGICS, INC.

INDEX

PART I — Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2003 (unaudited) and December 31, 2002

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 (unaudited) and 2002 (unaudited), the Nine Months Ended September 30, 2003 (unaudited) and 2002 (unaudited) and the Period from December 21, 1989 to September 30, 2003 (unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to September 30, 2003 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 (unaudited) and 2002 (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2003 (unaudited)

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
Signatures
Certifications

PART I — Financial Information

     Item 1. Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2003	December 31, 2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,484	$1
Short-term investments	—	3,473
Receivables	7	8
Receivables from related parties	87	81
Inventory	235	262
Prepaid expenses and other	183	91

Total current assets	9,996	3,916
Property and equipment, net	71	129
Other assets	159	181

Total assets	$10,226	$4,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$313	$251
Accounts payable to related parties	68	7
Accrued expenses	212	206
Accrued merger expenses	198	198
Current portion of capital leases	3	5

Total current liabilities	794	667

Pension liability	144	144
Other liabilities	16	41
Long-term portion of notes payable and capital leases	6,825	6,735

Total liabilities	7,779	7,587
Series A redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $6,855; and 15,298,351 shares issued and outstanding as of September 30, 2003 and December 31, 2002	6,855	6,855
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $9,969; and 22,246,153 and 0 shares issued and outstanding as of September 30, 2003 and December 31, 2002, respectively	8,425	—
Stockholders’ equity (deficit):
Common stock	291	291
Accumulated other comprehensive loss	(58)	(58)
Additional paid-in capital	36,767	31,373
Deficit accumulated during development stage	(49,833)	(41,822)

Total stockholders’ equity (deficit)	(12,833)	(10,216)

Total liabilities and stockholders’ equity (deficit)	$10,226	$4,226

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

					Period from
	Three Months Ended September 30,		Nine Months Ended September 30,		December 21, 1989
					(Inception) to
	2003	2002	2003	2002	September 30, 2003

	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$62	$381	$260	$698	$2,393
Royalties	7	7	20	37	130
Grant and other revenue	—	—	—	—	433

Total revenues	69	388	280	735	2,956
Expenses:
Costs of goods sold	52	408	348	988	2,930
Research and development	660	480	1,863	1,769	27,039
Business development, general and administrative	498	686	1,749	1,499	12,992
Compensation expense associated with stock options and warrants	35	—	36	3,300	6,011

Total expenses	1,245	1,574	3,996	7,556	48,972
Operating loss	(1,176)	(1,186)	(3,716)	(6,821)	(46,016)
Merger cost	—	(113)	—	(515)	(515)
Interest and other income	1	5	8	10	1,219
Rental income	1	88	81	179	497
Interest expense	(29)	(4)	(92)	(1,732)	(2,776)
License fees	—	—	—	—	2,050

Net loss	$(1,203)	$(1,210)	$(3,719)	$(8,879)	$(45,541)

Basic and diluted net loss per share:	$(0.04)	$(0.07)	$(0.13)	$(0.52)	$(2.57)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for 2002 periods presented)	29,071	17,045	29,071	17,045	17,743

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2003 (unaudited)
(In thousands, except share data)

					Stockholders Equity (Deficit)
			Redeemable
	Redeemable Convertible		Convertible Preferred		Convertible		Convertible Preferred
	Preferred Series A		Series C		Preferred Stock		Series B		Common Stock

	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $28					1,226,338	—			—	—
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—
Balance at December 31, 1992					1,951,338	1			2,100,000	1
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—
Net loss					—	—			—	—
Balance at December 31, 1993					2,501,890	1			2,105,200	1
Net loss					—	—			—	—
Balance at December 31, 1994					2,501,890	1			2,105,200	1
Net loss					—	—			—	—
Balance at December 31, 1995					2,501,890	1			2,105,200	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

	Additional			Accumulated Other
	Paid In	Deferred	Accumulated	Comprehensive	Total Stockholders'
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990	$44	$—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $28	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992	—	—	(2,476)		(2,476)
Balance at December 31, 1992	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant	1	—	—		1
Net loss	—	—	(1,342)		(1,342)
Balance at December 31, 1993	6,828	—	(3,818)		3,012
Net loss	—	—	(1,463)		(1,463)
Balance at December 31, 1994	6,828	—	(5,281)		1,549
Net loss	—	—	(1,959)		(1,959)
Balance at December 31, 1995	6,828	—	(7,240)		(410)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2003 (unaudited)
(In thousands, except share data)

					Stockholders' Equity (Deficit)

	Redeemable Convertible		Redeemable Convertible		Convertible		Convertible Preferred
	Preferred Series A		Preferred Series C		Preferred Stock		Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1995 (carried forward)					2,501,890	$1			2,105,200	$1
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—
Net loss					—	—			—	—
Balance at December 31, 1996					3,693,211	1			2,268,533	1
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—
Net loss					—	—			—	—
Balance at December 31, 1997					4,028,525	1			2,300,644	1
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—
Compensation expense associated with stock option modifications					—	—			—	—
Net loss					—	—			—	—
Balance at December 31, 1998					4,028,525	1			2,460,523	1
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—
Compensation expense associated with stock option grants					—	—			—	—
Net loss					—	—			—	—
Balance at December 31, 1999					4,481,835	1			2,502,919	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders' Equity (Deficit)

	Additional			Accumulated Other
	Paid In	Deferred	Accumulated	Comprehensive	Total Stockholders'
	Capital	Compensation	Deficit	Loss	Equity (Deficit)

Balance at December 31, 1995 (carried forward)	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	43	—	—		43
Net loss	—	—	(1,931)		(1,931)
Balance at December 31, 1996	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	5	—	—		5
Net loss	—	—	(3,868)		(3,868)
Balance at December 31, 1997	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	108	—	—		108
Compensation expense associated with stock option modifications	56	—	—		56
Net loss	—	—	(3,815)		(3,815)
Balance at December 31, 1998	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash	3,956	—	—		3,956
Compensation expense associated with stock option grants	3,436	(3,247)	—		189
Net loss	—	—	(5,458)		(5,458)
Balance at December 31, 1999	24,943	(3,247)	(22,312)		(614)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) and Series A
and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2003 (unaudited)
(In thousands, except share data)

Stockholders' Equity (Deficit)

	Redeemable Convertible		Redeemable Convertible		Convertible		Convertible
	Preferred Series A		Preferred Series C		Preferred Stock		Preferred Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999 (carried forward)					4,481,835	$1			2,502,919	$1
Compensation expense associated with stock option grants in prior year					—	—			—	—
Compensation expense associated with stock option grants in current year					—	—			—	—
Stock options cancelled during 2000					—	—			—	—
Net loss					—	—			—	—
Balance at December 31, 2000					4,481,835	1			2,502,919	1
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—
Compensation expense associated with stock option grants in prior years					—	—			—	—
Compensation expense associated with stock option grants in current year					—	—			—	—
Stock options cancelled during 2001					—	—			—	—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—
Net loss					—	—			—	—
Balance at December 31, 2001					4,481,835	1			2,528,044	1

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

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Condensed Statement of Changes in Stockholders’ Equity (Deficit) and Series A
and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2003 (unaudited)
(In thousands, except share data)

					Stockholders’ Equity (Deficit)

	Redeemable Convertible		Redeemable Convertible		Convertible		Convertible Preferred
	Preferred Series A		Preferred Series C		Preferred Stock		Series B		Common Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 2001 (carried forward)					4,481,835	$1			2,528,044	$1
Issuance of Common Stock									301,930	1
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1
Deferred stock compensation associated with stock option grants in 2002
Compensation expense associated with stock options outstanding
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing
Valuation of beneficial conversion associated with bridge Financing
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares					(4,481,835)	(1)	12,025,656	$120	297,146	3
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock									(2,829,974)	(1)
Issuance of Company Common Stock									7,781,018	78
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)									8,966,966	89
Minimum Pension Liability
Conversion of Convertible Preferred Series B Stock to Company Common Stock							(12,025,656)	(120)	12,025,656	120
Net loss
Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291
Compensation expense associated with stock options outstanding
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $575, which includes the issuance of non-cash consideration in the form of warrants			22,246,153	$9,394
Issuance of Common Stock warrants to Series C Stockholders				(969)
Valuation of beneficial conversion associated with Series C Stock financing				(4,292)
Accretion of beneficial conversion associated with Series C Stock financing				4,292
Net loss
Balance at September 30, 2003 (unaudited)	15,298,351	$6,855	22,246,153	$8,425	—	$—	—	$—	29,070,786	$291

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

				Accumulated
	Additional			Other	Total Stockholders’
	Paid In	Deferred	Accumulated	Comprehensive	Equity
	Capital	Compensation	Deficit	Loss	(Deficit)

Balance at December 31, 2001 (carried forward)	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock	104				105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138	6,716				6,717
Deferred stock compensation associated with stock option grants in 2002	370	(370)
Compensation expense associated with stock options outstanding		452			452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing	657				657
Valuation of beneficial conversion associated with bridge Financing	843				843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger		2,848			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	(6,854)				(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	(122)
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock	1
Issuance of Company Common Stock	(78)
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	2,678				2,767
Minimum Pension Liability				$(58)	(58)
Conversion of Convertible Preferred Series B Stock to Company Common Stock
Net loss			(9,951)		(9,951)
Balance at December 31, 2002	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	36				36
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $575, which includes the issuance of non-cash consideration in the form of warrants	97				97
Issuance of Common Stock warrants to Series C Stockholders	969				969
Valuation of beneficial conversion associated with Series C Stock financing	4,292				—
Accretion of beneficial conversion associated with Series C Stock financing			(4,292)
Net loss			(3,719)		(3,719)
Balance at September 30, 2003 (unaudited)	$36,767	$—	$(49,833)	$(58)	$(12,833)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Period from
	Nine Months Ended September 30,		December 21, 1989
			(Inception) to
	2003	2002	September 30, 2003

	(unaudited)	(unaudited)	(unaudited)

Operating Activities
Net loss	$(3,719)	$(8,879)	$(45,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	36	3,300	6,011
Issuance of common stock to consultant for services	—	—	2
Amortization of debt discount for warrant and beneficial conversion feature	—	1,500	1,500
Non-cash interest expense	92	233	973
Depreciation and amortization	78	179	2,111
Loss on disposal of property and equipment	—	—	9
Changes in operating assets and liabilities:
Other current assets and receivables	(97)	(26)	(222)
Inventory	27	77	(235)
Other assets	22	—	(109)
Accounts payable and accrued expenses	129	353	480
Other liabilities	(25)	—	16

Net cash used in operating activities	(3,457)	(3,263)	(35,005)

Investing Activities
Purchases of property and equipment	(20)	—	(1,959)
Changes in short-term investments	3,473	(1,684)	2,945

Net cash provided by (used in) investing activities	3,453	(1,684)	986

Financing Activities
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	9,491	3,857	34,258
Proceeds from issuance of common stock	—	105	301
Repayment on capital lease obligations	(4)	(3)	(116)
Proceeds from notes payable	—	988	11,410
Payments on notes payable	—	—	(2,323)
Other	—	—	48

Net cash provided by financing activities	9,487	4,947	43,502

Net increase in cash	9,483	—	9,483
Cash at beginning of period	1	1	1

Cash at end of period	$9,484	$1	$9,484

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Beneficial Conversion of Series C Stock	$4,292	$—	$4,292
Warrants associated with Series C Stock	969	—	969
Warrants associated with Series C Stock private placement agent fee	97	—	97

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations for the interim periods.

     ReGen will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen will emerge from the development stage when the Collagen Meniscus Implant, or CMI, product is available for sale in the U.S. or sales of all of its products have reached a volume that will provide for positive gross margins.

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

   Concentrations of Risk

     The Company currently has two principal customers that market and sell the Company’s two currently available products. The first customer has the license to sell the Sharp Shooter product (customer A). The second customer, which is also a stockholder of the Company, has the license to sell the CMI product outside of the United States (customer B). Both customers have an exclusive perpetual license, subject to certain performance criteria, to sell our products in various geographic areas. As of September 30, 2003 and December 31, 2002, approximately $41 and $49, respectively, were included in receivables from related parties and related to reimbursable travel costs to be paid by customer B. Concentrations of receivables and receivables from related parties and revenues by customer as of and for the quarters ended September 30, 2003 and 2002 are as follows:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

Receivables:
	Customer A	—%	34%	—%	34%
	Customer B	100%	66%	100%	66%
Sales revenues:
	Customer A	17%	61%	23%	62%
	Customer B	83%	39%	77%	38%
Royalties:
	Customer A	100%	100%	100%	100%

Adoption of New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option.

     Had compensation costs for the Company’s stock options issued to employees been determined based on SFAS No. 123, the Company’s net loss and loss per share would have been as follows:

	Three Months Ended
	September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Net loss, as reported	$(1,203)	$(1,210)	$(3,719)	$(8,879)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	34	—	34	3,128
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(46)	—	(138)	(6,037)

Pro forma net loss	$(1,215)	$(1,210)	$(3,823)	$(11,788)

Net loss per share:
Basic and diluted — as reported	$(0.04)	$(0.07)	$(0.13)	$(0.52)

Basic and diluted — pro forma	$(0.04)	$(0.07)	$(0.13)	$(0.69)

Shares	29,071	17,045	29,071	17,045

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement with no effect to its financial statements in the third quarter of 2003.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity. The Company will be required to adopt Interpretation No. 46 in the fourth quarter of 2003. The Company is currently evaluating what effects, if any, the adoption of Interpretation No. 46 will have on its financial statements.

Reclassifications

     Certain prior period and inception to September 30, 2003 balances have been reclassified to conform to the current year’s presentation.

Short-term Investments and Cash and Cash Equivalents

     At December 31, 2002, all short-term investments were debt securities classified as held to maturity, and, accordingly, were carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. The Company had $0 and $3,473 of short-term investments invested in U.S. and foreign government agency and corporate securities as of September 30, 2003 and December 31, 2002, respectively. The Company did not have any material realized or unrealized gains or losses at September 30, 2003 and December 31, 2002 and for the periods then ended. During the third quarter of 2003, the Company changed its investment portfolio and as of September 30, 2003, held cash equivalents of $8,970 in a money market account and $495 in a sweep account. The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified the cash held in the money market account and sweep account as a cash equivalent.

Inventories

     Inventories are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing. Inventories consisted of the following:

	September 30,	December 31,
	2003	2002

Raw materials	$19	$24
Work in process	29	146
Finished goods	187	92

Total	$235	$262

     As of September 30, 2003 and December 31, 2002 inventory was adjusted down approximately $12 and $18, respectively, to reflect values at the lower of cost or market.

(2) FINANCINGS AND CAPITAL TRANSACTIONS

     On September 23 and September 30, 2003, ReGen completed the private placement of approximately 17,113 and 5,133, respectively, shares of Series C redeemable convertible preferred stock (“Series C Stock”), resulting in proceeds, net of issuance costs including cash and non-cash consideration, of approximately $9,394. At the option of the holder, the Series C Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series C Stock, and will automatically convert into common stock concurrent with the closing of a firm commitment underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10,000 in gross proceeds at a valuation of at least $50,000. The holders of Series C Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote.

     The Series C Stock was issued with a beneficial conversion option. The value attributable to the beneficial conversion option of $4,292 was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. The intrinsic value was calculated as the difference between the conversion price and the fair value of the underlying common stock at the issuance date and multiplied by the number of shares into which the Series C Stock is convertible. The Series C Stock was convertible at the issuance date and as such the total value of the beneficial conversion option was accreted immediately through a charge to retained earnings.

     In connection with the Series C Stock financing, ReGen issued to the purchasers of the Series C Stock, warrants to purchase an aggregate of up to 2,080 shares of its Common Stock. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that become exercisable is dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. In order for the warrants to become exercisable, there must be a subsequent equity financing at a price equal to or greater than $0.25 and less than $0.4481 per share. All of the warrants become exercisable if the subsequent equity financing price per share is greater than $0.25 and less than $0.40 and 50% of the warrants become exercisable if the subsequent equity financing price per share is equal to or greater than $0.40 but less than $0.4481. The warrants expire if a triggering event does not occur. A value of approximately $969 has been assigned to these warrants as of the closing dates of the Series C Stock, using the Black-Scholes valuation model, and assuming they become fully exercisable within the prescribed 18 month time frame. The values of these warrants are being carried in additional paid-in capital and as a reduction to the Series C Stock.

     The Series C Stock and Series A Stock are subject to Registration Rights Agreements entered into as of September 23, 2003 and September 30, 2003 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register the common shares into which the Series C Stock and the Series A Stock is convertible. ReGen has received notice from certain holders of the Series C Stock and Series A Stock, representing approximately 32,401 shares, requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreements. The Company plans to file for registration of the shares on Form S-3 immediately after the filing of this quarterly report.

     The holders of Series C Stock are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series C Stock are entitled to receive an amount per share equal to the liquidation preference, which is equal to the purchase price of Series C Stock, plus any declared but unpaid dividends and subject to adjustment for stock splits and similar adjustments.

     Beginning on the 7th anniversary of the issuance and delivery of the Series C Stock, or September 2010, the Series C Stock shall be subject to redemption at the option of not less than a majority of the holders of the Series C Stock at a per share redemption price equal to the liquidation value of the Series C Stock at the time of redemption. The liquidation value will equal the purchase price of the Series C Stock plus any declared, but unpaid dividends and taking into account any stock splits or similar adjustments to the Series C Stock. If a request for redemption at the option of the Series C Stockholders is made, the Company shall redeem not less than all of the Series C Stock at the Redemption Price, pro-rata among all of the holders of the Series C Stock, in one-third (1/3) increments on each of the 7th, 8th and 9th anniversaries of the issuance and delivery of the Series C Stock.

     In connection with the private placement of its Series C Stock, the Company agreed to provide compensation in the form of cash and warrants for the Company’s Common Stock to placement agents who assisted the Company in identifying purchasers of its Series C Stock (the “Placement Fee”). The Placement Fee included approximately $421 in cash and warrants to purchase 200 shares of Common Stock, exercisable through September 23, 2009 at $0.4481 per share, which was the issuance price of the Series C Stock. The warrants issued to the placement agents were valued at $97 using the Black-Scholes valuation model. The total issuance costs, which include the Placement Fee, of approximately $575 have been recorded as a reduction to the Series C Stock.

     The Series C Stock has been recorded outside of permanent equity in the accompanying balance sheet, net of the issuance costs of approximately $575 and warrants issued to Series C Stockholders valued at $969. The Series C Stock will be accreted to the redemption value through a charge to retained earnings over a period of 7 years using the effective interest method.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per unit and per share data)

     On June 21, 2002, ReGen Biologics, Inc (“ReGen”) acquired RBio, Inc., formerly named ReGen Biologics, Inc. The acquisition was recorded for accounting purposes as a reverse merger and recapitalization. For purposes of this filing, the historical financial statements of RBio, Inc. including related notes have replaced the prior historical financial statements of ReGen.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Form 10-Q. This section of the Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Business

     We are an orthopedic products company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair, regrowth and remodeling of damaged human tissue.

     Our flagship product, the Collagen Meniscus Implant, or CMI, is an implant for the meniscus of the human knee. A damaged meniscus is frequently repaired by an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further degeneration or injury. Implantation of the CMI represents the only procedure with the potential to re-grow much of the tissue otherwise lost in partial meniscectomy procedures, allowing a return to a more active lifestyle. In November 2002 we completed enrollment and surgeries in a large-scale clinical trial of the CMI, the results of which will comprise our Pre-Market Approval Application, or PMA. The CMI is currently approved for sale in Europe, Australia, Chile, and will selectively be available in Canada during 2003. The CMI is distributed outside the U.S. by the Centerpulse unit of Zimmer Holdings, Inc. (“Zimmer”).

     On October 2, 2003, Zimmer announced the completion of its exchange offer for Centerpulse AG and InCentive Capital AG, whereby as a result of the exchange, Zimmer beneficially owns approximately 98.7% of the issued Centerpulse shares. Our distribution agreements with Centerpulse, which are assignable under these circumstances, remain in full force and effect after the exchange.

     In general, we have seen positive reception to the CMI by surgeons and patients in Europe. The CMI is approved for sale in most European countries and Australia, but application for reimbursement approval in certain countries, including Germany, the largest European country, is still underway. Centerpulse, the Company’s distribution partner in Europe, has been in the process of building a sports medicine division, designed to market and sell the CMI. It was necessary for Centerpulse to build a sports medicine business because its historical focus was on producing, marketing and selling joint replacement products, which are used at later time points in the progression of the patient’s osteoarthritis than is the CMI. We believe that the ongoing acquisition-related activities that affected Centerpulse throughout 2003 were disruptive to Centerpulse’s focus on marketing and selling sports medicine products in general, and the CMI in particular.

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

Revenue Recognition

     We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable and collection of such revenue is reasonably assured. We generally recognize revenue from product sales upon the shipment of such products to our distributors. Title of product passes to the customers F.O.B. origin.

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

     During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. The Company instituted a recall of such product components during 2002. Ultimately, in the fourth quarter of 2002 the Company agreed to take title of the returned product rather than issuing a credit to the customer. The Company received and included in inventory the reworked product at a net carrying amount equal to the original carrying amount of the returned inventory less a reserve representing the estimated cost to rework the product. Costs incurred and paid to rework the returned inventory were included in inventory to the extent of the original carrying amount. The Company received the termination letter from the FDA closing the recall on July 3, 2003. No additional costs are anticipated by the Company. With the exception of the returns associated with the product recall described above, the Company’s history of product returns has been insignificant.

Research and Development Costs

     Research and development costs are expensed as incurred. We will continue to incur research and development costs as we continue our product development activities and pursue regulatory approval to market our products. Research and development costs have, and will continue to include, expenses for internal development, personnel, clinical trials, regulatory compliance and filings, validation of processes, start up costs to establish commercial manufacturing capabilities and related facilities, supplies and other expenses.

Stock Based Compensation

     We have accounted for our employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security at the time of issuance. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security at the time of issuance, for options issued to non-employees and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “Compensatory Options”).

     If ReGen had elected to recognize compensation based on the fair value of options granted to employees as prescribed by Statement of Financial Account Standards (SFAS) No. 123, net loss and net loss per share would have been $(1,215) and $(0.04), and $(1,210) and $(0.07) for the three months ended September 30, 2003 and 2002, respectively and $(3,823) and $(0.13) and $(11,788) and $(0.69) for the nine months ended September 30 2003 and 2002, respectively.

     For periods prior to the merger of the Company with RBio, expense associated with Compensatory Options and warrants has been measured based on management’s estimate of the fair value of the underlying security (which in turn is based on management’s estimate of the fair value of RBio.)

Income Taxes

     The Company had net operating loss carryforwards at December 31, 2002 of approximately $33,900 and a research and development tax credit of approximately $410. The federal net operating loss and credit carryforwards will begin to expire in 2006, if not utilized. The state net operating loss and credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

REVENUE. Total revenue decreased $319, or 82%, to approximately $69 for the three months ended September 30, 2003 from approximately $388 for the same period in 2002. Total revenue decreased $455, or 62%, to approximately $280 for the nine months ended September 30, 2003 from approximately $735 for the same period in 2002.

CMI sales decreased approximately $124, or 100%, to $0 for the three months ended September 30, 2003 from $124 during the three months ended September 30, 2002. CMI sales decreased approximately $143, or 68%, to approximately $68 for the nine months ended September 30, 2003 from $211 during the nine months ended September 30, 2002. These decreases were due to decreases in the number of CMI units shipped during the respective period to Centerpulse, a unit of Zimmer (Centerpulse), ReGen’s exclusive distributor of the CMI outside of the U.S. Unit shipments of the CMI decreased by 259 units, or 100%, to 0 for the three months ended September 30, 2003 from 259 for the same period in 2002. Unit shipments of the CMI decreased by 302 units, or 68%, to 139 for the nine months ended September 30, 2003 from 441 for the same period in 2002. While shipments of the CMI, and therefore revenue to the Company have been historically inconsistent, we believe that corporate organizational matters surrounding the recent acquisition of Centerpulse have affected operating activities at Centerpulse, such that recent orders of our product have been negatively impacted.

SharpShooter sales decreased by approximately $195, or 76%, to approximately $62 for the three months ended September 30, 2003 from approximately $257 for the same period in 2002. SharpShooter sales decreased by approximately $281, or 59%, to approximately $192 for the nine months ended September 30, 2003 from approximately $473 for the same period in 2002. These decreases were due to decreases in the number of SharpShooter product components shipped during the respective period to Linvatec Corporation (Linvatec), ReGen’s primary distributor for the SharpShooter. SharpShooter sales to Linvatec Corporation accounted for approximately 17% and 31% and approximately 91% and 95% for the three and nine months ended September 30, 2003 and September 30, 2002, respectively.

Royalties received from Linvatec stayed the same at approximately $7 for the three months ended September 30, 2003 and for the three months ended September 30, 2002. Royalties received decreased approximately $17 or 46%, to approximately $20 for the nine months ended September 30, 2003 from $37 during the nine months ended September 30, 2002.

In March and April 2003, Conmed Corporation (Conmed), parent company to Linvatec announced that it had completed the acquisition of Bionx Implants, Inc. (Bionx) and that it would be integrating the sale of the Bionx products with its orthopdedic subsidiary, Linvatec. As part of this integration, Conmed announced that it would be reorganizing its 90 direct orthopdedic sales representatives into 18 exclusive sales agent groups that would eventually manage 230 sales professionals in the U.S. While shipments of the SharpShooter products have been historically inconsistent, we believe that these corporate and operating organizational matters have affected activities at Linvatec, such that recent orders of our products have been negatively impacted.

Representatives of Linvatec have stated that they believe that sales of the SharpShooter will begin to regain momentum in the fourth quarter of this year.

Recent new product introductions in the area of meniscus repair instrumentation have simplified the surgical techniques compared to those employed during use of the SharpShooter product for similar procedures. We believe these new products are gaining popularity among surgeons performing meniscus repair procedures, which represents a portion of the market for the SharpShooter, and are likely contributing to the reduction in SharpShooter sales during recent quarters.

COST OF GOODS SOLD. Cost of goods sold decreased by approximately $356, or 87%, to approximately $52 for the three months ended September 30, 2003 from approximately $408 for the three months ended September 30, 2002. Cost of goods sold decreased by approximately $640, or 65%, to approximately $348 for the nine months ended September 30, 2003 from approximately $988 for the nine months ended September 30, 2002. The decreases in cost of goods sold are directly correlated to the decrease in sales. For the three months ended September 30, 2003 and 2002 respectively, CMI costs accounted for approximately $0 and $175 and SharpShooter costs accounted for approximately $56 and $233. For the nine months ended September 30, 2003 and 2002 respectively, CMI costs accounted for approximately $89 and $318 and SharpShooter costs accounted for approximately $255 and $581. At September 30, 2003, 15% of our inventory is being carried at market. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for our products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for certain of our products.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by approximately $180, or 38%, to approximately $660 for the three months ended September 30, 2003 from approximately $480 for the three months ended September 30, 2002. Research and development expenses increased by approximately $94, or 5%, to approximately $1,863 for the nine months ended September 30, 2003 from approximately $1,769 for the nine months ended September 30, 2002. These increases primarily were due to increases in the proportion of CMI units produced for testing and quality purposes versus those produced for commercial resale during the respective periods.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses decreased by approximately $188, or 27%, to approximately $498 for the three months ended September 30, 2003, compared with $686 for the three months ended September 30, 2002. The reduction in expense during the quarter mainly resulted from (i) a reduction of approximately $130 in legal, accounting and printing costs incurred during the prior year period, which were associated with the Company’s 2002 financial statement reporting, including the 2002 proxy and (ii) a reduction of approximately $25 in business development due to a reduction in marketing staff. Business development, general and administrative expenses increased by approximately $250, or 17%, to approximately $1,749 for the nine months ended September 30, 2003, compared with $1,499 for the nine months ended September 30, 2002. The increase in expense during the year was mainly a result of (i) approximately $158 in potential financing costs in the second quarter of 2003 relating to a financing that at that time was not definitive or probable in light of the current available information and (ii) an increase of approximately $90 in directors and officers, general liability and workers compensation insurance policies.

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants for the three and nine months ended September 30, 2003, was approximately $35 and $36, respectively compared to approximately $0 and $3,300, respectively, for the corresponding periods in 2002. During the quarter, Compensation expense increased from the prior period due to a modification to certain original employee option awards. Compensation expense for 2002 was associated, primarily, with the acceleration of option vesting at the time of the reverse merger and recapitalization in June 2002.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of merger cost, interest and other income, rental income and interest expense. Merger cost decreased to $0 for the three and nine months ended September 30, 2003 from approximately $113 and $515 for the same periods in 2002 due to the recording of costs associated with the reverse merger and recapitalization which occurred in June 2002. Interest and other income decreased to approximately $1 for the three months ended September 30, 2003 from $5 for the three months ended September 30, 2002. Interest and other income decreased to approximately $8 for the nine months ended September 30, 2003 from $10 for the nine months ended September 30, 2002. The decreases were primarily the result of fluctuations in the amount of short term investments during those periods. Rental income, which is sub-lease rental revenue less rental expense, related to the Company’s sub-leased portion of its Redwood City, CA facility, approximated $1 and $81 for the three months and the nine months ended September 30, 2003, respectively, and approximated $88 and $179, respectively, for the same periods in 2002. The decreases (approximately $87 and $98, respectively, for the three and nine month periods) resulted from reduced sub-lease rent pursuant to amendments to the sub-lease agreement, which became effective June 1, 2003. Interest expense increased approximately $25 for the three months ended September 30, 2003 from $4 for the three months ended September 30, 2002, respectively. The increase resulted from a 2002 third quarter adjustment reducing the interest expense by approximately $24. Interest expense decreased approximately $1,640 for the nine months ended September 30, 2003 from approximately $1,732 for the nine months ended September 30, 2002. The decrease was primarily due to the elimination of interest expense on the bridge loan financing which was converted to equity in the second quarter of 2002.

Liquidity and Capital Resources

     Cash, cash equivalents and short-term investments were approximately $9,484 as of September 30, 2003 compared with approximately $3,473 as of December 31, 2002. The increase in cash, cash equivalents and short-term investments is a result of the receipt of approximately $9,491 in net proceeds associated with the issuance of the Series C redeemable convertible preferred stock in the third quarter of 2003.

     Cash used in operating activities of approximately $3,457 resulted from the net loss of approximately $3,719, adjusted to account for a net increase in other current assets, receivables and inventory of approximately $70, a decrease in other assets of approximately $22 and a net increase in accounts payable, accrued expenses and other liabilities of $104 together with non-cash items, depreciation, compensation and interest expense, of $206.

     During the nine months ended September 30, 2003, ReGen operations used approximately $3,473 through funding provided by short-term investments and converted approximately $495 of short-term investments to a sweep account which is classified as a cash equivalent, and ReGen purchased $20 of property and equipment and paid down $4 of capital lease obligations.

     ReGen anticipates that it will continue to incur net losses that will require additional financing until, at the earliest, ReGen receives FDA approval for its CMI product and is able to market the CMI product in the United States. In the fourth quarter of 2002 ReGen completed the required enrollment and related surgical procedures for its CMI clinical trial in the U.S. All patients are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-market Approval Application, or PMA, to the FDA. ReGen expects the last of these two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain, but ReGen expects that the FDA will issue its ruling in the second half of 2005. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. will not occur until, at the earliest, late in 2005.

     Although the CMI is approved and distributed in Europe, Australia and Chile, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for FDA approval.

     In addition to regulatory related hurdles, in order to achieve positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including, but not limited to special reimbursement provisions for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to obtain special reimbursement provisions, or obtain them in any given time frame.

     On September 23 and September 30, 2003, ReGen completed the private placement of approximately 17,113 and 5,133, respectively, shares of Series C redeemable convertible preferred stock (“Series C Stock”), resulting in proceeds, net of issuance costs including cash and non-cash consideration, of approximately $9,394. At the option of the holder, the Series C Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series C Stock, and will automatically convert into common stock concurrent with the closing of a firm commitment underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10,000 in gross proceeds at a valuation of at least $50,000. The holders of Series C Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote.

     The Series C Stock and Series A Stock are subject to Registration Rights Agreements entered into as of September 23, 2003 and September 30, 2003 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register the common shares into which the Series C Stock is convertible. ReGen has received notice from certain holders of the Series C Stock and Series A Stock, representing approximately 32,401 shares, requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreements. The Company plans to file for registration of the shares on Form S-3 immediately after the filing of this quarterly report.

     The Series C Stock was issued with a beneficial conversion option. The value attributable to the beneficial conversion option of $4,292 was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. The intrinsic value was calculated as the difference between the conversion price and the fair value of the underlying common stock at the issuance date and multiplied by the number of shares into which the Series C Stock is convertible. Series C Stock was convertible at the issuance date and as such the total value of the beneficial conversion option was accreted immediately through a charge to retained earnings.

     In connection with the Series C Stock financing, ReGen issued to the purchasers of the Series C Stock warrants to purchase an aggregate of up to 2,080 shares of its Common Stock. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that become exercisable is dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. In order for the warrants to become exercisable, there must be a subsequent equity financing at a price equal to or greater than $0.25 and less than $0.4881 per share. All of the warrants become exercisable if the subsequent equity financing price per share is greater than $0.25 and less than $0.40 and 50% of the warrants become exercisable if the subsequent equity financing price per share is equal to or greater than $0.40 but less than $0.4481. The warrants expire if a triggering event does not occur. A value of approximately $969 has been assigned to these warrants as of the closing dates of the Series C Stock, using the Black-Scholes valuation model, and assuming they become fully exercisable within the prescribed 18 month time frame. The values of these warrants are being carried in additional paid-in capital and as a reduction to the Series C Stock.

     The holders of Series C Stock are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series C Stock are entitled to receive an amount per share equal to the liquidation preference, which is equal to the purchase price of Series C Stock, plus any declared but unpaid dividends and subject to adjustment for stock splits and similar adjustments.

     Beginning in September 2010, the Series C Stock shall be subject to redemption at the option of not less than a majority of the holders of the Series C Stock at a per share redemption price equal to the liquidation value of the Series C Stock at the time of redemption. The liquidation value will equal the purchase price of the Series C Stock plus any declared, but unpaid dividends and taking into account any stock splits or similar adjustments to the Series C Stock. If a request for redemption at the option of the Series C Stockholders is made, the Company shall redeem not less than all of the Series C Stock at the Redemption Price, pro-rata among all of the holders of the Series C Stock, in one-third (1/3) increments on each of the 7th, 8th and 9th anniversaries of the issuance and delivery of the Series C Stock.

     In connection with the private placement of its Series C Stock, the Company agreed to provide compensation in the form of cash and warrants for the Company’s Common Stock to placement agents who assisted the Company in identifying purchasers of its Series C Stock (the “Placement Fee”). The Placement Fee included approximately $421 in cash and warrants to purchase 200 shares of Common Stock, exercisable through September 23, 2009 at $0.4481 per share, which was the issuance price of the Series C Stock. The warrants issued to the placement agents were valued at $97 using the Black-Scholes valuation model. The total issuance costs, which include the Placement Fee, of approximately $575 have been recorded as a reduction to the Series C stock.

     The Series C Stock has been recorded outside of permanent equity in the accompanying balance sheet, net of the issuance costs of approximately $575 and warrants issued to Series C Stockholders valued at $969. The Series C Stock will be accreted to the redemption value through a charge to retained earnings over a period of 7 years using the effective interest method.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

     We caution you that certain statements contained in or incorporated by reference into this Form 10-Q, or which are otherwise made by us or on our behalf are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements that are predictive in nature, which depend upon or refer to future events or conditions, which include words such as “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” “seek” or similar expressions. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future actions, which may be provided by our management, are also forward-looking statements. Forward-looking statements are based on current expectations and projections about future events and are subject to risks, uncertainties, and assumptions about our company, economic and market factors and the industry in which we do business, among other things. These statements are not guarantees of future performance and we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     For information regarding ReGen’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002. During the third quarter, ReGen changed its investment portfolio from short-term investments invested in U.S. and foreign government agency and corporate securities to a money market account and a sweep account which is classified as a cash equivalent. Except as described in this paragraph and the Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposure since December 31, 2002.

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

     As of the end of the period covered by this report, under the supervision and with the participation of ReGen’s Chief Executive Officer and Chief Financial Officer, our management carried out an evaluation of the effectiveness of the design and operation of disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of the date of such evaluation in time to alert them to material information relating to ReGen (including its consolidated subsidiaries) required to be included in ReGen’s periodic SEC filings.

     There have been no significant changes to our internal controls or in other factors that have materially affected, or are reasonably likely to materially affect internal controls subsequent to the date we carried out our evaluation.

PART II

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds (in thousands, except per share data)

     On September 23 and September 30, 2003, ReGen completed the private placement of approximately 17,113 and 5,133, respectively, shares of Series C redeemable convertible preferred stock (“Series C Stock”), resulting in proceeds, net of issuance costs, including cash and non-cash consideration, of approximately $9,394. The shares were issued in a private offering to each of the holders of the Series C Stock who entered into the Registration Rights Agreements dated as of September 23, 2003 and September 30, 2003 with the Company. In addition, ReGen issued to the purchasers warrants to purchase an aggregate of 2,080 shares of its Common Stock at a price of $0.4481 per share. The warrants are exercisable only upon the occurrence of a subsequent equity financing within a certain period at a price less than $0.4481 per share. The number of warrants that become exercisable, if any, varies according to the purchase price per share of the subsequent equity financing. All of these shares were issued in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933 because the shares were only offered to accredited investors. The shares are subject to the Registration Rights Agreements entered into as of September 23 and September 30, 2003 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register such shares. ReGen has received notice from certain holders of such Series C Stock and the holders of certain Series A Stock requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreements. The Company plans to file for registration of the shares on Form S-3 immediately after filing this quarterly report.

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

     The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether. In particular, the FDA permits commercial distribution of a new medical device only after it has met the established regulatory compliance guidelines. The FDA will clear marketing of a medical device through the 510k process if it is demonstrated that the new product is substantially equivalent to other 510k-cleared products. The

PMA approval process is more costly, lengthy and uncertain than the 510k pre-market notification process. There can be no assurance that any new products we develop will be subject to the shorter 510k clearance process and therefore significant delays in the introduction of any new products that we develop may occur. If we choose to go through the PMA approval process, there will be significant costs and delays in the introduction of our new products, if they are approved at all.

     Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by foreign governmental authorities in the future. Any inability or failure of our foreign independent distributors to comply with the varying regulations or the imposition of new regulations could restrict such distributors’ ability to sell our products internationally and thereby adversely affect our business. All products and manufacturing facilities are subject to continual review and periodic inspection by regulatory agencies. The discovery of previously unknown problems with our company or our products or facilities may result in product labeling restrictions, recall, or withdrawal of the products from the market. In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications. If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties.

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

     We manufacture medical devices that are used on patients in surgical procedures and we may be subject to product liability claims. During 2002 we instituted a recall of certain components of the SharpShooter that were later identified to have the potential to become non-sterile. There is no guarantee that we will not be subject to other product recalls in the future. The medical device industry has been historically litigious and we face an inherent business risk of financial exposure to product liability claims. Since our products are often implanted in the human body, manufacturing errors, design defects or packaging defects could result in injury or death to the patient, and could result in a recall of our products and substantial monetary damages. Any product liability claim brought against us, with or without merit, could result in diversion of our resources, an increase to our product liability insurance premiums and/or our inability to secure coverage in the future. We would also have to pay any amount awarded by a court in excess of our policy limits. In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, financial condition and results of operations. Our product liability insurance policies have various exclusions, and we may be subject to a product liability claim or recall for which we have no insurance coverage, in which case we may have to pay the entire amount of the award or costs of the recall. Finally, product liability insurance is expensive and may not be available in the future on acceptable terms, or at all.

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

     We believe that physicians will not widely adopt our products unless they determine, based on experience, clinical data and published peer reviewed journal articles, that the use of the CMI, the Sharpshooter or any future products provides an effective alternative to conventional means of treating a damaged meniscus or other injury. To date, we have completed only limited clinical studies of the CMI and the Sharpshooter. Clinical experience may not indicate that treatment with our products provides patients with sustained benefits. In addition, we believe that continued recommendations and support for the use of the CMI and the Sharpshooter by influential physicians are essential for widespread market acceptance of these products. If our products do not continue to receive support from these physicians or from long-term data, surgeons may not use, and the facilities may not purchase, our products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to obtain or maintain profitability.

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

     In the future, we will need to raise additional funds through equity or debt financing, collaborative relationships or otherwise. Our future capital requirements depend upon many factors, including:

•	Our ability to increase revenues, which primarily relies upon the ability of our distribution partners to increase sales of our products;

•	Our ability to complete the CMI clinical trial and obtain FDA approval;

•	Our ability to effectively produce our products, and to adequately control the cost of production;

•	The extent to which we allocate resources toward development of our existing or new products;

•	The timing of, and extent to which, we are faced with, unanticipated marketing or medical challenges or competitive pressures;

•	Our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	The amount and timing of leasehold improvements and capital equipment purchases; and

•	The response of competitors to our products.

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

     While we attempt to ensure that our products do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products or the methods they employ may be covered by patents held by them. Furthermore, third parties could obtain patents that may require licensing for the conduct of our business, and there can be no assurance that the required licenses would be available. We also rely on nondisclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. Litigation may be necessary to enforce our patents and license agreements, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products which in turn would have a material adverse effect on our business, financial condition and results of operations.

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

     We rely on third parties to distribute our products. The inability or lack of desire of any of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. We are subject to the risk that outside factors may prevent such third parties from meeting our distribution needs. In March 2003 the Boards of Smith & Nephew PLC and Centerpulse announced an agreement to combine their businesses, and in April 2003 Smith & Nephew made a formal offer to acquire Centerpulse. In May 2003, Zimmer pre-announced an unsolicited offer, and in June 2003 Zimmer published a formal offer to acquire Centerpulse. In August 2003, Centerpulse agreed to accept the Zimmer offer and on October 2, 2003 Zimmer announced the completion of its exchange offers, which resulted in Zimmer beneficially owning 98.7% of the issued Centerpulse shares. These distributors have in the past, and may in the future, fail to distribute our products. We do not have a distributor for the CMI in the U.S. and there is no guarantee that we will be able to find a suitable third party to effectively distribute the CMI in the U.S. If we are unable to obtain a satisfactory distributor, we may distribute the CMI ourselves, which would force us to invest in sales and marketing personnel. Failure to distribute products to our customers in a timely and cost effective manner would cause our operating costs to increase and our margins to fall.

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

     From time to time, we consider the acquisition of technology product lines or businesses to supplement our current product offering. Any such future acquisitions involve risks such as the following:

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

     We are not subject to the listing requirements of any national securities exchange or quotation system. Currently, only one member of our audit committee meets the definition of an “independent” director as defined by the Sarbanes-Oxley Act of 2002 or as defined by the NYSE or Nasdaq corporate governance proposals. There is no guarantee that we will be able to appoint directors that will satisfy these requirements. If we are unable to appoint independent directors to the audit committee we will be precluded from listing any of our capital stock on a national securities exchange or quotation system.

Unanticipated fluctuations in quarterly operating results could affect our stock price.

     Our quarterly revenues and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future. Quarterly revenues and operating results may fluctuate as a result of a variety of factors, including the ability of our distribution partners to market and sell our products, variable customer demand for our products and services, our investments in research and development or other corporate resources, our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products, the ability of our vendors to effectively and timely deliver necessary materials and product components, acquisitions of other companies or assets, the timing of new product introductions, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods and should not be relied upon as an indication of its future performance. These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. In addition, the stock market has been very volatile, particularly on the OTC Bulletin Board, where our stock is quoted. This volatility is often not related to the operating performance of companies listed thereon and will probably continue in the foreseeable future.

Ownership of our stock is concentrated and this small group of stockholders may exercise substantial control over our actions.

     Based on shares outstanding as of September 30, 2003, the following entities own five percent or more of the outstanding common stock on an as converted basis: Sanderling Ventures owns approximately 31%, Centerpulse USA Holding Co. owns approximately 8% and L-R Global Partners LP and L-R Partners Global Fund LTD own approximately 5% and 1.7%, respectively. These stockholders, if acting together, have the ability to exert substantial influence over the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control. Additionally, the holders of approximately 42% of our issued and outstanding capital stock are parties to a stockholders agreement by which these stockholders agreed to vote their shares in favor of certain matters.

A substantial number of shares of our common stock are eligible for sale in the near future, which could cause our common stock price to decline significantly.

     All of the shares of common stock issued in connection with the merger of Aros Corporation and ReGen Biologics became eligible for sale pursuant to Rule 144 on June 21, 2003. Additionally, certain holders of Series A Preferred and Series C Preferred shares have requested that the Company convert their shares to common stock and register those shares pursuant to the rights afforded by registration rights agreement with the Company. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As restrictions on resale end and as certain shares of preferred stock are converted to common stock and registered pursuant to the registration rights agreements, the market price of our common stock could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(12)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1	Amended and Restated Certificate of Incorporation(1)
3.2	Certificate of Amendment to the Certificate of Incorporation(5)
3.3	Certificate of Ownership and Merger(13)
3.4	Certificate of Amendment to the Certificate of Incorporation(13)
3.5	Amended and Restated By-Laws(4)
4.1	Specimen Common Stock Certificate(6)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(7)
4.3	ReGen Biologics, Inc. Non-Employee Director Option Plan(1)
4.4	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective December 9, 2000(4)
4.5	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(6)
4.6	Amendment No. 1 to Rights Agreement between the Company and Equiserve Trust Company, N.A., dated as of June 7, 2002(12)
4.7	Form of Nonqualified Director Stock Option Agreement(11)
4.8	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003
4.9	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended January 31, 2003
4.10	Registration Rights Agreement between the Company and the Investors listed therein, dated as of September 23, 2003(16)
4.11	Registration Rights Agreement between the Company and the Investors listed therein, dated as of September 30, 2003(17)
10.1	Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended on September 12, 2000(15)
31.1	Rule 13(a) — 14(a) Certification of Chief Executive Officer
31.2	Rule 13(a) — 14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 0-20805)

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 0-20805)

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K dated April 12, 2001 (File No. 0-20805)

(4)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2000 (File No. 0-20805)

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805)

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-04106)

(7)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on June 4, 1997 (File No. 0-20805)

(8)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1999 (File No. 0-20805)

(9)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 0-20805)

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 0-20805)

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 0-20805)

(12)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended June 30, 2002 (File No. 0-20805)

(13)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 6, 2003 setting forth the Certificate of Ownership and Merger, Certificate of Amendment of the Amended and Restated Certificate of Incorporation and letter to Shareholders dated January 6, 2003 (File No. 0-20805)

(14)	Incorporated herein by reference to the Company’s Report on Form 10-K/A for the year ended December 31, 2002 (File No. 0-20805)

(15)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 4, 2002 (File No. 000-20805)

(16)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on September 25, 2003 (File No. 000-20805)

(15)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on October 6, 2003 (File No. 000-20805)

     (b)  Reports on Form 8-K.

     A Current Report on Form 8-K was filed on October 6, 2003 to announce the closing on September 30, 2003 of a private placement of 5,133,451 shares of its Series C Convertible Preferred Stock.

     A Current Report on Form 8-K was filed on September 25, 2003 to announce the closing on September 23, 2003 of a private placement of 17,112,702 shares of its Series C Convertible Preferred Stock.

     A Current Report on Form 8-K was filed on July 3, 2003 in order to update the Company’s disclosure regarding its business pursuant to Regulation FD.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2003.

REGEN BIOLOGICS, INC

By: /s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer