Form 10-K
period 2003-12-31
REGEN BIOLOGICS INC
filed 2004-03-30
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-20805

ReGen Biologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2476415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509 Commerce Street 1st Floor, East Wing Franklin Lakes, NJ (Address of principal executive offices)	07417 (Zip Code)

Registrant’s telephone number, including area code:

(201) 651-5140

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock $.01 par value per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2003 was approximately $8,116,901. The number of outstanding shares of the registrant’s common stock as of March 22, 2004 was 29,370,716.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive proxy statement for the 2004 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	2
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 8.	Financial Statements	45
	Report of Independent Auditors, Ernst & Young LLP	45
	Consolidated Balance Sheets as of December 31, 2003 and 2002	46
	Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, 2001 and the Period from December 21, 1989 to December 31, 2003	47
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002, 2001 and the Period from December 21, 1989 to December 31, 2003	48
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, 2001 and the Period from December 21, 1989 to December 31, 2003	52
	Notes to Consolidated Financial Statements	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
PART III
Item 10.	Directors and Executive Officers of the Registrant	79
Item 11.	Executive Compensation	79
Item 12.	Security Ownership of Certain Beneficial Owners and Management	80
Item 13.	Certain Relationships and Related Transactions	80
Item 14.	Principal Accountant Fees and Services	80
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	80
Signatures

PART I

Item 1.	Business

General

      We are a leading orthopedic products company that develops and manufactures tissue repair products for unmet markets in both the U.S. and globally. Our flagship product, the Collagen Meniscus Implant, or CMI, is an implant designed to regenerate meniscus tissue in the human knee. A damaged meniscus is frequently treated with an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further degeneration or injury. Implantation of the CMI represents the only procedure of which we are aware with the potential to re-grow tissue otherwise lost in partial meniscectomy procedures enabling the patient to return to a more active lifestyle.

      In November 2002, we completed enrollment and surgeries in a large-scale clinical trial of the CMI. The results of this clinical trial will comprise our Pre-market Approval Application, or PMA. The CMI is currently cleared for sale in Europe, Australia and Chile. The CMI is currently distributed outside the U.S. by the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”).

      We also sell the SharpShooter Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscal repair procedures. The SharpShooter is currently marketed through a worldwide distribution agreement with Linvatec Corporation, a subsidiary of ConMed (NASDAQ: CNMD). The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.

      References in this Report to “ReGen,” the “Company,” “we,” “us” and “our” refer to ReGen Biologics, Inc., unless the context otherwise requires.

Development of Business

      ReGen, formerly named Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. on September 1, 1987. APACHE Medical Systems, Inc. was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services. APACHE Medical Systems, Inc.’s business encompassed software, hardware and related consulting and disease management information services. The Company sold or discontinued all APACHE Medical Systems, Inc. business and changed its name to Aros Corporation in 2001. In connection with the acquisition of RBio, Inc. (“RBio”), formerly ReGen Biologics, Inc., discussed below, as of November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the new ticker symbol “RGBI”, effective November 20, 2002.

      RBio, Inc., formerly named ReGen Biologics, Inc., was a privately held tissue engineering company that designed, developed, manufactured and marketed minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue. RBio was involved in research and development relating to, and, outside of the United States, the sale of the CMI and other collagen-based technologies and products to stimulate re-growth of tissue that, under natural conditions, does not regenerate in humans. RBio was founded in 1991 and was headquartered in Franklin Lakes, New Jersey where its corporate management, clinical and regulatory affairs, marketing and research operations remain located. RBio operates an ISO 9001 certified manufacturing facility in Redwood City, California and trains surgeons in the use of its products at the Steadman Hawkins Foundation in Vail, Colorado and in other locations both within and outside of the U.S. RBio’s business comprises substantially all of the business conducted by ReGen currently and for the foreseeable future. Accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations.

Our Core Technology

      Our core technology focuses on guided tissue regeneration: Conceptually, if the body is provided with a suitable environment for cellular ingrowth, the body can regenerate missing tissue. We have developed a proprietary biologically active porous bovine type I collagen scaffold material and various tissue matrix engineering processes as the basis of our tissue re-growth product offerings. Our proprietary processes are capable of producing implants with the various physical properties required for remodeling each specific target tissue. Our initial application is a resorbable, collagen matrix that guides the regeneration of medial meniscus cartilage in the knee, the CMI.

      Collagen is a multifunctional family of proteins with unique structural characteristics. To date, 19 different proteins can be classified as collagen, making collagen the most abundant protein in the human body. Among the various collagens, type I collagen is the most abundant and is the major component of bone, skin, and tendon.

      The structure of animal type I collagen is highly similar to the structure of human type I collagen. Data from our current U.S. clinical trial supports this finding. Based on the important functions of type I collagen in the body and the biocompatibility of the animal type I collagen, this material has become increasingly popular as a biomaterial for clinical applications, particularly in the repair and regeneration of damaged or diseased tissue.

Meniscus Injury and Treatment

      The meniscus is a crescent-shaped wedge of rubbery, fibrous tissue located in the knee joint between the lower end of the thigh bone, or femur, and the top of the shin bone, or tibia. There are two menisci within the knee, the outer, or lateral meniscus, and the inner, or medial meniscus. The meniscus acts as a shock absorber and a stabilizer protecting the articular cartilage that covers the ends of both the femur and the tibia.

      In the last 50 years, the concepts of meniscus function and meniscus repair have changed dramatically. Previously, it was generally believed that menisci served no particular function and could be removed without causing any adverse effects to the patient. However, laboratory investigations of biomechanical function have shown that the meniscus is a vital structure in lubrication and stabilization of the knee joint, protection of joint surfaces and proper weight distribution across the knee.

      Injury to the knee frequently results in a tear of the meniscus tissue. Damage to the meniscus can occur by sudden twisting of the knee or by blunt forces that impact the joint. As part of the aging process, the meniscus deteriorates and this makes it more likely that everyday physical exertion may cause meniscus injury. Injury to meniscus cartilage can result in pain and swelling or may cause the knee to give way or lock. According to MedMarket Diligence LLC, in 2002 nearly one million Americans underwent a meniscus surgery. Orthopedic surgeons are currently presented with three alternatives for treatment of a torn meniscus:

(1) Partial Meniscus Removal

      The procedure by which part of the meniscus is removed is called a partial meniscectomy. We estimate that in 2002, there were approximately 1.1 million partial meniscectomy procedures performed worldwide, of which approximately 783,000 were in the U.S. We believe that approximately 40% of these patients would be eligible to have the medial CMI implanted, if the CMI were approved by the FDA. A partial meniscectomy is considered the current standard of care when a meniscus repair is not possible. The meniscus, however, will not regenerate on its own; therefore no new tissue fills the void left by the partial meniscectomy. According to orthopedic researchers, without the adequate protection and support provided by the meniscus, the knee joint can become unstable and the articular cartilage covering the femur and the tibia may begin to deteriorate or degenerate. Over time, the degenerative process can cause persistent and increasing knee pain and may lead to osteoarthritis.

      We estimate that approximately 8.8 million patients have had a partial meniscectomy procedure performed in the U.S. in the last 15 years. Patients who have had a partial mensicectomy frequently require one or more partial meniscectomies in the future. This creates a large and unmet market need. We believe that some of these partial meniscectomy patients will proactively seek CMI surgery if it becomes available.

(2) Meniscus Preservation

      For approximately the last 30 years, surgeons have been able to preserve a damaged meniscus, in certain cases, by performing a meniscus repair procedure. We estimate that in the U.S. there were approximately 140,000 repairs in 2002. A meniscus repair entails suturing the torn edges of the meniscus and allowing it to mend itself. Once healed, the meniscus can resume its normal function. However, when the injury is in the avascular region (containing little or no blood supply) or when the meniscus is damaged to the extent that repair is not feasible, the only other current option is the partial meniscectomy procedure.

      We estimate that approximately 15% of meniscus tears are repairable using the current meniscus repair techniques described above. New devices that facilitate the suture repair of a torn meniscus may allow for an increase in the percentage of meniscus tears that are repairable.

(3) Meniscus Replacement (Allograft)

      The least performed of the three treatments is meniscus replacement. When a patient sustains substantial meniscus damage that requires a total meniscectomy, a surgeon may consider implanting a meniscus removed from a cadaver, or an allograft, as a replacement for a patient’s damaged meniscus. We estimate that fewer than 2,000 allografts are implanted in the U.S. annually. Two factors limit the number of meniscus replacement surgeries. First, this procedure is only performed when the entire natural meniscus is removed. Therefore, if the implant fails to survive, the patient has no remaining meniscus tissue to protect the joint. Second, a limited number of menisci are available from cadavers annually.

CMI Alternative

      Implantation of the CMI represents the only procedure, of which we are aware, with the potential to regenerate lost meniscus tissue. The CMI is sutured into the area where torn or damaged meniscus tissue has been removed. Once sutured in place, the CMI provides a matrix into which the body’s own cells begin to move or migrate. New meniscus-like tissue forms and the CMI is absorbed by the body.

Meniscus Market Overview

      Spending on procedures relating to meniscal damage is high. According to industry data, we estimate there were 926,000 arthroscopic meniscal procedures performed in the U.S. in 2002, which will account for approximately $9 billion in physician and hospital (or other facility) charges. We estimate that the average charges for a partial meniscectomy procedure are approximately $9,500, with the surgeon and facility each charging about one-half. A patient with a torn or damaged meniscus might undergo several partial meniscectomy procedures followed by a joint replacement, which can result in charges of $50,000 to $100,000 or more.

      According to industry data, we estimate that in 2002 there were approximately 783,000 partial meniscectomy procedures in the U.S. The number of partial meniscectomy procedures is expected to grow by approximately 5% per year for the foreseeable future due to the aging population, the growing proportion of “weekend warriors” and the lack of viable alternatives. The number of patients that would be eligible for a medial CMI implant in the U.S., if the CMI were approved by the FDA, is expected to increase to over 40% of all partial meniscectomy procedures, or approximately 476,000 patients, by 2010. We estimate that, based on the expected average sales price of the CMI in the U.S. if the CMI had been approved by the FDA, the U.S. market for the CMI in 2002 would have been approximately $850 million, and is expected to increase to approximately $1.7 billion by 2010 if the CMI is approved by the FDA.

Our Products

      Our current principal product offerings are the CMI and the SharpShooter.

The CMI

      The CMI is a type I collagen implant designed for patients with an irreparable meniscus tear or loss of meniscus tissue. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure. The surgeon sutures the CMI into the area where the meniscus tissue is missing. Once implanted, the CMI’s highly porous matrix allows cellular ingrowth from the patient’s own cells. This process regenerates meniscus-like tissue which provides the potential for restoring function, reducing pain and possibly arresting the degenerative process that begins with the loss of meniscus tissue. According to an article by Drs. W. G. Rodkey and J. R. Steadman published in Clinical Orthopedic & Related Research, the CMI has been clinically proven to support new tissue generation in the meniscus. The purpose of the CMI is to assist patients in regaining mobility and returning to a more vigorous lifestyle, while forestalling or minimizing degenerative joint disease.

      We believe the CMI offers a number of benefits, including:

•	Support of natural regeneration of tissue;

•	Minimized degenerative changes;

•	Increased patient activity levels; and

•	Maintenance of joint stability.

U.S. Clinical Results

      ReGen is conducting a Multicenter Pivotal Clinical Trial (the “MCT”). The MCT is a 288 patient, two-arm, controlled, and randomized study comparing the CMI to the current standard of care, the partial meniscectomy. An additional 20 patients were added through continued access, resulting in a total of 308 total patients enrolled in the trial. The study was randomized on a one-to-one basis at each of the centers participating in the MCT, resulting in a total of 161 patients receiving the CMI. One arm of the trial consists of patients with no prior surgery to the meniscus and the other arm consists of patients with one to three prior surgeries. Patients are followed clinically at pre-op, post-op, 6 weeks, 3 months, 6 months, 12 months and 24 months following surgery. The study includes follow-up questionnaires submitted annually through five years post-op. All patients are required to complete a two-year follow-up prior to the submission of clinical results in our Pre-market Approval Application to the FDA. In the fourth quarter of 2002, we completed the required enrollment and related surgical procedures for our CMI clinical trial in the U.S. As of December 2003, we had completed two-year follow-ups of approximately 66% of the 288 patients and one-year follow-ups of approximately 80% of the patients. We expect that the two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the Pre-market Approval Application to the FDA shortly thereafter. The current data analysis is based on a review of data from approximately 66% of the patients, all of whom have completed their two year follow-up exam.

      A preliminary analysis of the MCT patients has been conducted and is summarized as follows:

•	Clinical evidence indicates that the CMI successfully supports meniscus-like tissue regeneration;

•	CMI prior surgery patients increased total meniscus tissue volume from 38% to 75% (Table 1), approximately doubling the amount of tissue that the patient would have had if only the partial meniscectomy had been performed;

•	CMI prior surgery patients achieved a significantly higher return to pre-injury activity level than the controls (Table 2);

•	There are no apparent safety issues;

•	The histologic and immunologic analyses show that there have not been any immune reactions to the implant material; and

•	Among patients with greater tissue loss, the pain and function endpoints of CMI patients appear to show significant improvement over those in the control group.

      Prior to beginning the MCT, we conducted a Feasibility Study of the CMI. All eight patients who participated in the study were operated on and received the CMI at the Steadman Hawkins Foundation in Vail, Colorado. All eight patients who participated in the study are now beyond five years post CMI surgery. Highlights of the Feasibility Study include all eight patients having twice as much meniscus-like tissue as they had following the partial meniscectomy and a steady increase in patient activity levels over five years, returning to activity levels that are near those experienced prior to injury (Table 2). None of the eight patients had any significant adverse events attributable to the CMI. A portion of these results were reported to and reviewed by the FDA in contemplation of the MCT. Results of the Feasibility Study have been accepted for publication by Arthoscopy, The Journal of Arthroscopic and Related Surgery (the publication date has not yet been assigned).

Table 1: Tissue Re-Growth

      These two diagrams represent the medial meniscus of the human knee. The upper diagram (Post Partial Meniscectomy) shows the average amount of meniscus loss for prior surgery patients in the MCT. These patients had lost, on average, 62% of their medial meniscus leaving them with 38% of their original meniscus. The CMI was implanted in the area of meniscus loss. All CMI patients in the MCT had an arthroscopic re-look at 1 year post surgery. The lower diagram (Post CMI (1 year)) shows that one year after the CMI was implanted the prior surgery MCT patients had gained approximately double (38% vs. 75%) the amount of meniscus tissue they would have had with a partial meniscectomy alone.

Table 1. Tissue Re-Growth

Prior Surgery Patients in U.S. Multicenter Trial

Table 2: Patient Activity Level

      The Tegner Activity Score is a validated method for assessing patient activity levels. A Tegner score of 0 means that the patient is disabled, while a score of 10 means that the patient is performing sports at a professional level. The graph below shows the mean Tegner Activity Index scores for the prior surgery CMI and control patients in the MCT and for the eight CMI patients in the Feasibility Study. The Tegner Activity Index tells us on average how much the patients have regained of their activity level as a result of their surgery taking into account their activity level pre-injury, pre-surgery and at the 24 month and 5.8 year (Feasibility Study Patients only) post surgery follow-up time points. A patient with a Tegner Activity Index of 100 regained all of the loss in activity level that they experienced as a result of their injury. Patient activity levels were measured pre-injury, pre-surgery and at one, two and 5.8 years post surgery. Table 2 provides the Tegner Activity Index at 24 months post index surgery for those patients in the MCT and at 24 months and 5.8 years for those patients in the Feasibility Study.

Table 2. Patient Activity Level

      Important Disclosure about Clinical Results: The tables provided above reflect data from an ongoing U.S. clinical trial and not all of the data reflected in these tables has been reviewed by the FDA. These results represent a limited data set regarding selected measurements being gathered in the trial. Due to the nature of the ongoing trial, these data are continually changing. The key data will be updated periodically as required to disclose material changes. Although the CMI is cleared for sale in Europe, Australia and Chile, it is not approved for sale in the U.S., and the Company is making no claim regarding its safety, effectiveness or its potential for FDA approval.

The SharpShooter

      As our research and development program generates new core products, we may develop supportive products that facilitate surgery. The SharpShooter is a surgical tool that was initially designed for use with the CMI. The SharpShooter is a needle-advancing instrument that allows surgeons to accurately place needles in hard-to-reach locations. The system includes a unique method to deliver sutures using a patented delivery handle and a series of six anatomic cannulae that are able to reach all areas of the meniscus. While traditional manual suturing techniques are plagued by problems such as lack of access, consistency and speed, the SharpShooter allows the surgeon more control over the placement of sutures and increases the efficiency and effectiveness of meniscus procedures.

      Although initially developed in connection with suturing the CMI, the SharpShooter is also suited for use in the industry-estimated 140,000 meniscal repair procedures performed in the U.S. in 2002, and an additional 60,000 meniscal repair procedures performed in the rest of the world. In 2000, the SharpShooter was cleared for sale in the U.S.

      We believe the SharpShooter offers a number of benefits, including:

•	Single-handed operation, provided by a patented delivery handle, which allows a surgeon complete control over targeting sutures;

•	Better viewing and access to all areas of the meniscus, provided by cannulae options;

•	Easier and safer passage of suture needles;

•	Simple loading and pre-attached sutures reducing surgery time; and

•	More accurate repair of meniscus tears by surgeons with less assistance in the operating room.

Customers, Sales and Marketing

      The Company currently has two principal customers that market and sell the Company’s two current products. Linvatec has a license to sell the SharpShooter product. Centerpulse, which is also a shareholder of the Company, has the license to sell the CMI product outside of the U.S. and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. The inability or lack of desire of Linvatec or Centerpulse to perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall.

The CMI

      In February 1996, we entered into a distribution agreement with Centerpulse (formerly Sulzer Orthopedics AG and prior to that Allo Pro AG). Pursuant to this agreement, Centerpulse is the exclusive distributor of the CMI outside the U.S. as long as certain minimum sales are realized. The agreement contains cost reimbursement provisions whereby Centerpulse is obligated to reimburse us for certain expenses. In consideration of the exclusive distributorship that we granted to Centerpulse under the agreement, Centerpulse agreed to pay us a $750,000 down payment upon execution of the agreement. Centerpulse also agreed to pay us three milestone payments of $1,000,000 each when total CMI sales outside the U.S. reach certain amounts. Centerpulse is also obligated to pay us a transfer price for each CMI they purchase from us, equal to a percentage of the net sales price charged for the CMI in their territory. Centerpulse agreed to use diligent efforts to promote the marketing, distribution and sale of the CMI outside the U.S., consistent with accepted business practices. The agreement was structured to remain in effect until Centerpulse recorded no sales of the CMI for two consecutive quarters.

      In January 2002, we entered into an amendment to our distribution agreement with Centerpulse for the sale of the CMI. This amendment added specific objectives that were to be completed by Centerpulse in 2002. The amendment also added a provision setting forth minimum sales requirements through calendar year 2003 and considerations to be taken into account in determining minimum sales requirement in succeeding years. At least 90 days prior to each subsequent calendar year, we have the right to re-assess the reasonable minimum sales requirement. The minimum sales requirement takes into consideration many factors including, among others, previous years sales, reimbursement and other matters that may affect future sales of the CMI. In the event that Centerpulse does not meet its minimum sales, we may require them to (1) purchase the additional CMIs required to satisfy the minimum; (2) convert the distribution agreement to a non-exclusive right; or (3) terminate the distribution agreement by paying Centerpulse a termination fee equal to 50% of the net sales costs incurred by Centerpulse during the period commencing January 1, 2002 through the effective date of termination.

      In addition to amending the distribution agreement with Centerpulse, we agreed that all debt owed by us to Centerpulse and its affiliates as of January 18, 2002, with the exception of the debt owed pursuant to a 2001 promissory note, would be restructured to provide for repayment within the earlier of 36 months of FDA approval of the CMI for sale in the U.S. or December 31, 2009. We further agreed that on the due date we may require Centerpulse to convert any unpaid debt to equity at a conversion price of 75% of the fair market value per share at the time of conversion if (1) our shares are publicly traded, (2) there is reasonable liquidity in the trading of our shares and (3) the debt is converted into registered shares.

      In August 2003, Centerpulse agreed to be acquired by Zimmer, and on October 2, 2003 Zimmer announced the completion of its exchange offers. The acquisition by Zimmer resulted in beneficial ownership by Zimmer of 98.7% of Centerpulse’s issued shares.

      In 2003 Centerpulse was obligated to sell a minimum of 800 CMIs. On February 5, 2004 Centerpulse delivered its final sales report for the calendar year ended December 31, 2003. This report indicated that Centerpulse failed to meet the minimum sales requirements. According to the terms of the distribution agreement with Centerpulse, we had 45 calendar days from receipt of the final sales report to exercise the options provided to us in the agreement. We have elected to amend the distribution agreement to make the distribution rights to the CMI held by Centerpulse non-exclusive. Pursuant to the terms of the distribution agreement, this election will take effect as of April 17, 2004, 30 days from the date of

Centerpulse’s receipt of the notice, unless Centerpulse elects to initiate arbitration regarding the Company’s election prior to the effective date.

      The CMI is currently cleared for sale in Europe, Australia and Chile.

Table 3: Approximate Revenues to ReGen for Sales of the CMI

      CMI sales accounted for 18% of our sales revenues for the year ended December 31, 2001, 35% of our sales revenues for the year ended December 31, 2002 and 26% of our sales revenues for the year ended December 31, 2003. Sales revenues from CMI units sold to Centerpulse, our exclusive distributor of the CMI outside of the U.S. for the periods shown, were approximately $77,000 in 2001, $254,000 in 2002 and $68,000 in 2003 (Table 3). Because the FDA has not approved the CMI for sale in the U.S., these revenue figures constitute all of the sales revenues from the CMI.

      We intend to enter into an agreement with a major orthopedics company to distribute the CMI worldwide, including the U.S., if we obtain FDA approval. Alternatively, we may choose to market the CMI directly through the implementation of a distribution network that may include a small direct sales staff and contracted local or regional distributors. We anticipate a transfer price, the price paid to us by our distributors, equal to 40% of the market price for the product.

     The SharpShooter

      The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.

      In April 2000, we entered into a license agreement with Linvatec, an industry leader in the arthroscopy marketplace, granting Linvatec exclusive worldwide rights to sublicense, make, have made, use, offer for sale and sell the SharpShooter in the meniscal tissue repair field throughout the world. Linvatec is obligated under the agreement to diligently promote the SharpShooter with an adequate number of sales representatives who are trained to promote the product. Linvatec was obligated to pay us a license fee of $300,000. Linvatec is obligated to pay us a royalty of between 10% and 12% of net sales of SharpShooters that it sells to end users. Linvatec has the right to assume production responsibility from RBio for the SharpShooter, but to date has not exercised this right. Until the right to assume production responsibility is exercised, Linvatec must buy the SharpShooter components from ReGen at a price equal to ReGen’s cost. This agreement continues in force at Linvatec’s option so long as Linvatec meets certain minimum sales volume quotas.

      Linvatec accounted for 23% of our sales revenues for the year ended December 31, 2003, 55% of our sales revenues for the year ended December 31, 2002 and 66% of our sales revenues for the year ended December 31, 2001.

Our Business Strategy

      Our current strategy is to focus on the following initiatives:

•	Obtaining FDA approval of the CMI;

•	Finding a suitable partner to market the CMI;

•	Launching the CMI in the U.S.; and

•	Conducting further research on select opportunities within our research and development pipeline.

      Our long-term strategy is to capitalize on our proven collagen scaffold technology by continuing to design, develop, manufacture, and market our own products, as well as partner with key market leaders to develop and market products in other targeted therapeutic areas.

Merger with RBio, Inc.

      On June 21, 2002, the Company approved a merger of RBio, formerly ReGen Biologics, Inc., into Aros Acquisition Corporation, a wholly owned subsidiary of the Company. Prior to the merger, in 2001, the Company discontinued its operations and was evaluating alternatives to best utilize its assets. The merger included all of RBio’s business and operating activities and employees. We continue RBio’s business out of RBio’s current headquarters in Franklin Lakes, New Jersey.

      Pursuant to the merger, we issued approximately 35.4 million shares of our capital stock to former RBio stockholders in exchange for all of the issued and outstanding stock of RBio. In addition, we assumed RBio’s outstanding stock options and warrants to purchase up to an aggregate of approximately 12.2 million shares of our capital stock on a post merger basis. These shares were issued in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933.

      On June 21, 2002, RBio amended and restated its Certificate of Incorporation to provide for the following:

      The creation of Series G Preferred Stock (“Series G Stock”) with 19,200,000 shares authorized.

      The rights of RBio’s existing Series A Preferred Stock (“Series A Stock”), Series B Preferred Stock (“Series B Stock”), Series C Preferred Stock (“Series C Stock”), Series D Preferred Stock (“Series D Stock”), Series E Preferred Stock (“Series E Stock”), Series F Preferred Stock (“Series F Stock”) and Series G Stock (collectively the “Preferred Stock”) were amended and established as follows:

(1) Dividend Rights.

      If RBio declares and pays any dividend in the form of cash, stock or property on the outstanding common stock, it shall at the same time and on the same terms declare and pay a dividend in the same form on the outstanding Preferred Stock at a rate assuming all Preferred Stock were converted into common stock immediately prior to the dividend declaration.

(2) Liquidation Rights.

      In the event of any liquidation, dissolution or winding up of RBio, holders of Preferred Stock shall be entitled to receive, before any amount is paid to holders of common stock, an amount per share equal to $1.00 for Series A Stock, $3.00 for Series B Stock, $4.50 for Series C Stock, $7.25 for Series D Stock, $7.25 for Series E Stock, $8.73 for Series F Stock and $1.23 for Series G Stock plus all accrued and unpaid dividends, if any.

(3) Voting Rights.

      The holders of Preferred Stock are entitled to vote on any matter submitted to the stockholders for a vote. Such holders shall each have one vote for each full share of common stock into which their respective shares of Preferred Stock are convertible on the record date for the vote. Holders of Preferred Stock shall vote as a single class.

(4) Conversion Rights.

      Shares of Preferred Stock can be converted into shares of common stock at the option of the holder. Shares of Preferred Stock are automatically converted into shares of common stock upon the occurrence of the closing of a registered public offering of common stock pursuant to an effective registration statement at a per share public offering price of not less than $10 and an aggregate public offering price of at least

$7,500,000. In addition, in the event of a merger or sale of RBio, the holders of Preferred Stock may elect to have their shares treated as converted.

      On June 21, 2002, RBio issued 5,564,047 shares of Series G Stock to existing shareholders of RBio for $1.2321 per share. $4,000,000 was received for 3,246,490 of the shares issued. The remaining 2,317,557 shares were issued upon conversion of notes payable and accrued interest from 2001 and 2002 financings with a value of $2,855,465.

      The outstanding shares of common stock, Preferred Stock and options and warrants to acquire common stock and Preferred Stock of RBio were converted into equity instruments of the Company as follows:

(1) Common Stock.

      Each share of RBio’s common stock was converted into 2.7495 shares of unregistered common stock of the Company.

(2) Series A, Series B, Series C, Series D, Series E and Series F Stock.

      Each share of RBio’s Series A Stock, Series B Stock, Series C Stock, Series D Stock, Series E Stock and Series F Stock was converted into 0.0663 shares of unregistered, fully paid, non-assessable common stock of the Company plus 2.6832 shares of unregistered, fully paid, non-assessable Series B Stock of the Company. Following the Company’s annual stockholders meeting on November 26, 2002, the Company filed an amendment to its certificate of incorporation, increasing the number of authorized shares of common stock of the Company sufficient to permit the conversion of Series B Stock into common stock. In accordance with the terms and conditions of the Series B Stock, all such stock was automatically converted into common stock, on a one for one basis, as of the filing of the Company’s amended certificate of incorporation on December 13, 2002. Therefore, in effect, each share of RBio’s Series A Stock, Series B Stock, Series C Stock, Series D Stock, Series E Stock and Series F Stock was converted into 2.7495 shares of common stock.

(3) Series G Stock.

      Each share of RBio’s Series G Stock has been converted into 2.7495 shares of unregistered, fully paid, non-assessable shares of the Company’s Series A Stock.

(4) Stock Options and Warrants.

      Immediately prior to the merger, RBio accelerated the vesting of all options such that at the time of the merger, all stock options and warrants were fully vested. We assumed each option to purchase RBio’s common stock and converted them into options to acquire our common stock. We assumed each warrant to purchase RBio’s common stock and converted them into warrants to acquire our common stock. Each option and warrant became exercisable for that number of shares of common stock equal to the product of the number of shares of RBio’s common stock that were purchasable under such RBio option multiplied by 2.7495, and rounded to the nearest whole number of shares of common stock. As such, 2,265,943 RBio options at January 1, 2002 were effectively converted to 6,230,210 of our options using this multiplier.

      We assumed each warrant to purchase RBio’s Series C Stock and converted them into warrants to purchase 0.0663 shares of common stock and 2.6832 shares of Series B Stock. The per share exercise price for shares of common stock or Series B Stock issuable upon exercise of the assumed options and warrants was equal to the quotient determined by dividing the exercise price per share of RBio common stock or Series C Stock, as applicable, at which such RBio options and warrants were exercisable by 2.7495. In accordance with the conversion of the Series B Stock to common stock on December 13, 2002, our warrants for Series B Stock were also converted to warrants for common stock.

      The warrants that we assumed from RBio were unregistered. We registered the shares issued to holders of stock options assumed from RBio on Form S-8 on November 19, 2003. The shares were registered under the following option plans: ReGen Biologics, Inc. 1991 Stock Option Plan, ReGen Biologics, Inc. 1999 Stock Option Plan, ReGen Biologics, Inc. 1993 Directors’ Stock Option Plan, ReGen

Biologics, Inc. Chief Executive Officer Stock Option Plan and Agreement and ReGen Biologics, Inc. Executive Vice President Stock Option Plan and Agreement.

      We entered into a Registration Rights Agreement with the receiving shareholders and in connection with the Series C offerings on September 23 and September 30, 2003. This Registration Rights Agreement was amended and restated. Pursuant to the Amended and Restated Registration Rights Agreement, the holders of the Series A Stock and Series C Stock have, in certain circumstances, the right to require us to register the common shares into which the Series A Stock and Series C Stock are convertible. ReGen has received notice from certain holders of the Series C Stock and Series A Stock, representing 33,953,717 shares, requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreements. The Company filed a registration statement on Form S-1 (the “Registration Statement”) to register the shares. The Company withdrew the Registration Statement on February 23, 2004 and expects to re-file the Registration Statement in the second quarter of 2004. A total of an additional 3,590,787 shares of Series A Stock and Series C Stock remain subject to the Registration Rights Agreement, and the Company has a continuing obligation to register the common stock into which such shares of Series A Stock and Series C Stock are convertible.

      Upon completion of the merger, holders of RBio’s common stock and preferred stock controlled approximately 80% of the voting rights of the combined company.

      On April 13, 2001 RBio entered into a bridge loan agreement (“Bridge Loan Agreement”) with existing shareholders and a third party, whereby the lenders were committed to make available up to $3,000,000, subject to terms outlined in the Bridge Loan Agreement, in exchange for convertible subordinated notes. Based on these terms, $1,673,591 became available under the Bridge Loan Agreement and was deposited into an escrow account. In addition to the principal, RBio was able to borrow interest accrued on the principal while the proceeds were held in escrow. As of June 21, 2001, RBio had borrowed $1,680,687 under the Bridge Loan Agreement. Interest compounded annually at Prime plus one percent, or 9.0% and was due upon maturity of the underlying principal. In accordance with the terms of these notes, the outstanding principal and accrued interest was converted into Series G Stock of RBio and ultimately into Series A Stock of ReGen (see further discussion below). In addition, upon conversion of the notes, the terms of warrants attached to the notes became fixed (see further discussion below).

      In March 2002 RBio entered into $1 million of convertible subordinated promissory notes (“Notes”) with related parties. The Notes were scheduled to mature in March 2003 and accrued interest at Prime plus 1%, or 5.75%. In accordance with the terms of these notes, the outstanding principal and accrued interest was converted into Series G Stock of RBio and ultimately into Series A Stock of ReGen (see further discussion below). In addition, upon conversion of the notes, the terms of warrants attached to the notes became fixed (see further discussions below).

      On June 21, 2002, RBio issued 5,564,048 shares of Series G Stock to existing shareholders of RBio for $1.2321 per share. Cash of $4,000,000 was received for 3,246,490 of the shares issued. The remaining 2,317,558 shares were issued upon conversion of the borrowings under the Bridge Loan Agreement and Notes, principal and accrued interest from 2001 and 2002 financings with a value of approximately $2,860,000. Subsequent to the conversion of these notes payable into Series G Stock, and also on June 21, 2002, in connection with the merger of ReGen and Aros, the Series G Stock was exchanged for Series A Stock of ReGen at a rate of 2.7495 ReGen Series A Stock for each share of ReGen Series G Stock, resulting in 6,372,126 shares of Aros Series A Stock.

      In accordance with the terms of the Bridge Loan Agreement and the Notes, on June 21, 2002, RBio issued 782,602 five year warrants for common stock exercisable for $1.2321 per share, calculated based upon 25% of the principal and interest outstanding on the 2001 notes and 50% of the principal and interest outstanding on the 2002 notes payable as of June 21, 2002, divided by $1.2321 per share (the purchase price per share paid for the Series G Stock). In connection with the Merger of RBio and ReGen, these warrants were assumed by the Company. Subsequent to the merger, the warrants became exercisable for 2,151,765 shares of ReGen Common Stock at a price of $0.43 per share. In accordance with the terms of the Bridge Loan Agreement and the Notes, the exercise price and number of shares exercisable under the warrants was not known until the consummation of the Series G financing. Therefore, no value had previously been assigned to the warrants or the beneficial conversion feature of the Bridge Loan Agreement and the Notes. At June 21, 2002 the value of the warrants issued was established as $656,788 and the value of the beneficial conversion was established as $843,566. The sum of these amounts was recorded as a reduction of the borrowings outstanding (debt discount) and an increase in additional paid in capital on June 21, 2002. The warrants and beneficial conversion are fully vested; therefore the entire amount of the debt discount was recorded as interest expense on June 21, 2002.

      The Series A Stock has rights and terms that provide for certain preferences in the event of liquidation to the common stock. Additionally, our Series A Stock has mandatory conversion features in certain circumstances including, but not limited to, a qualified offering that results in cash proceeds to us of at least $5,000,000 and assumes a minimum valuation of RBio of at least $25,000,000. The Series A Stock is redeemable at the option of the holder subject to certain conditions at any date from and after the date of the seventh anniversary of the issuance and delivery of the Series A Stock at the liquidation value.

Series C Financing

      On September 23, 2003 we completed the private placement of approximately 17,113,000 shares of Series C convertible preferred stock (the “Series C Stock”) and on September 30, 2003 we completed the private placement of approximately 5,133,000 shares of Series C Stock, resulting in proceeds, net of issuance costs including cash and non-cash consideration, of approximately $9,400,000. At the option of the holder, the Series C Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the common stock, and will automatically convert into common stock concurrent with the closing of a firm commitment underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10,000,000 in gross proceeds at a valuation of at least $50,000,000. The holders of Series C Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote.

      The Series C Stock and Series A Stock are subject to Amended and Restated Registration Rights Agreements entered into as of September 23, 2003 and September 30, 2003 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register the common shares into which the Series C Stock and Series A Stock are convertible. We received notice from certain of the holders of the Series A Stock and the Series C Stock, representing approximately 33,953,717 shares, requesting that we register such shares pursuant to the terms of the Amended and Restated Registration Rights Agreements. The Company filed a registration statement on Form S-1 (the “Registration Statement”) to register the shares. The Company withdrew the Registration Statement on February 23, 2004 and expects to re-file the Registration Statement in the second quarter of 2004. A total of an additional 3,590,787 shares of Series A Stock and Series C Stock remain subject to the Registration Rights Agreements, and the Company has a continuing obligation to register the common stock into which such shares of Series A Stock and Series C Stock are convertible.

      In connection with the Series C Stock financing, we issued to the purchasers of the Series C Stock warrants to purchase an aggregate of up to approximately 2.1 million shares of our common stock. The Series C purchasers did not pay any additional consideration for the warrants. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that become exercisable is dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. In order for the warrants to become exercisable, there must be a subsequent equity financing at a price equal to or greater than $0.25 and less than $0.4881 per share. All of the warrants become exercisable if the subsequent equity financing price per share is greater than $0.25 and less than $0.40 and 50% of the warrants become exercisable if the subsequent equity financing price per share is equal to or greater than $0.40 but less than $0.4481. The warrants expire if a triggering event does not occur.

Stockholders’ Agreement

      Additionally, as of December 31, 2003, the holders of approximately 41.9% of our outstanding common stock on an as converted basis were parties to a stockholders’ agreement.

      Allen & Company Incorporated, Dr. Richard Steadman, M.D., Sanderling Venture Partners IV Co-Investment Fund, L.P., Sanderling IV Biomedical Co-Investment Fund, L.P., Sanderling IV Venture Management, Sanderling Venture Partners V Co-Investment Fund, L.P., Sanderling V Biomedical Co-Investment Fund, L.P., Sanderling V Limited Partnership, Sanderling V Beteiligungs GmbH & Co. KG, Sanderling V Ventures Management and Centerpulse USA Holding Co. entered into the stockholders’ agreement, dated as of June 21, 2002, in connection with the merger between ReGen and RBio. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, amending ReGen’s certificate of incorporation to increase the number of authorized shares of common stock of ReGen and amending ReGen’s by-laws.

      The parties to the stockholders’ agreement executed an amendment to the stockholders’ agreement on December 4, 2002 pursuant to which the parties released Allen & Company Incorporated from its obligations under the stockholders’ agreement. As a consequence, Allen & Company Incorporated is no longer a party to the stockholders’ agreement. Under the terms of the amended stockholders’ agreement, which became effective on November 26, 2002, Allen & Company Incorporated, as of the effective date, no longer shared voting power or dispositive power of any of our securities with any of the parties to the stockholders’ agreement.

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

      We own and/or have exclusive rights to 21 U.S. patents, 74 international patents, and 13 pending applications. Of these patents and applications, 104 relate to the composition or application of our collagen scaffold technology and 4 relate to the SharpShooter device. Of our patents, the earliest to expire is US Patent No. 4,880,429, which expires July 20, 2007. The expiration dates of our material patents relating to the composition of our collagen scaffold technology and SharpShooter device range from July 20, 2007 to January 21, 2017. We will apply for the statutory patent term extensions that we are eligible for with regard to both a patent covering our collagen scaffold technology as well as a patent covering our SharpShooter device (potentially up to 5 years) in consideration for time spent in the regulatory process. In addition to our patents, we also own various trademarks protecting our corporate identity and product names.

      In April 1997, RBio entered into an assignment and royalty agreement with Dr. J. Richard Steadman, a member of our board of directors, and Modified Polymer Components, Inc. Pursuant to the agreement, Dr. Steadman and Modified Polymer Components, Inc. assigned, transferred and conveyed to RBio all right, title and interest in the SharpShooter and all legal rights to the SharpShooter. In consideration for the rights granted to RBio, RBio agreed to pay an up-front fee of $100,000 ($80,000 to Dr. Steadman and $20,000 to Modified Polymer Components, Inc.). Also in consideration for the rights granted to RBio pursuant to the agreement, RBio agreed to pay royalties to Dr. Steadman and Modified Polymer Components, Inc. For ten years after the first public announcement by the Company of the national launch of the SharpShooter in the U.S., RBio is obligated to pay Dr. Steadman royalties between 2.4% and 4.8% of net sales of the SharpShooter and is obligated to pay Modified Polymer Components, Inc. royalties between .6% and 1.2% of net sales of the SharpShooter. No further royalties will be due to either Dr. Steadman or Modified Polymer Components, Inc. on net sales made ten years after the national launch of the SharpShooter in the U.S. The assignment of rights under the agreement are irrevocable and can not be invalidated, rescinded or terminated except by another written agreement executed by the parties to each assignment. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. The agreement may not be terminated except by mutual agreement of all of the parties.

      In August 1995, RBio entered into an exclusive license agreement with Dr. Shu-Tung Li. Pursuant to the agreement, Dr. Shu-Tung Li granted RBio an exclusive, worldwide, royalty-bearing right and license under certain patents and licensed technology to develop, manufacture or have manufactured, use, offer for sale, sell and import certain products relating to self expandable collagen implants designed to close and/or fill tissue voids, repair defects or augment soft tissue function. In consideration for the rights and licenses granted by the agreement, RBio was obligated to pay Dr. Shu-Tung Li a lump sum license fee in the amount of $250,000, agreed to pay Dr. Shu-Tung Li certain royalty payments and agreed to reimburse Dr. Shu-Tung Li up to $50,000 for certain costs incurred in connection with the filing, prosecution and maintenance of certain patents prior to the effective date of the agreement. The agreement expires on the later of 10 years from the date of the first commercial sale of a product covered by the agreement or the date that the last-to-expire patent among certain patents expires. RBio has the right to terminate the agreement, for any reason, upon 30 days prior written notice to Dr. Shu-Tung Li.

Revenues attributable to the U.S. and Foreign Countries

      In fiscal year 2001, approximately 78% of our revenues from customers were attributed to the U.S. and 22% were attributed to Switzerland. In fiscal year 2002, approximately 62% of our revenues from customers were attributed to the U.S. and 38% were attributed to Switzerland. In fiscal year 2003, approximately 23% of our revenues from external customers were attributed to the U.S. and 77% were attributed to Switzerland. Revenue is allocated based upon the location of the customer from a billing perspective.

Research and Development

      Research and development expense consisted of approximately $2,675,000 for the fiscal year ended December 31, 2003, $2,222,000 for the fiscal year ended December 31, 2002 and $2,125,000 for the fiscal year ended December 31, 2001.

      Our research and development activities are conducted through the use of internal and external resources. We engage outside consultants and academic research facilities for assistance with new product development. Additionally, we may license technology from third parties. We may, in the future, hire additional research and development employees. We plan to continue to use outside resources for product research. We also plan to continue to have relationships with prominent researchers and clinicians, some of whom have assisted in the development of our technology.

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

      As advances in tissue regeneration and genetic engineering converge, we foresee opportunities to develop additional uses for our technologies. At this time, our collagen scaffold technology acts as a matrix for cell regeneration. In the future, however, it is possible that our collagen scaffold will be used in conjunction with advanced forms of cellular, genetic and molecular technology.

      In 2001, we intentionally reduced new product development spending for cash management purposes. Research and development has been focused recently on the conduct of our CMI clinical trial in the U.S. and production of CMI units for testing and quality purposes. Additionally, research is underway to design and develop a CMI for the lateral meniscus.

Third-Party Reimbursement

      In those countries where our products are approved for sale, we expect that sales volumes and prices of our products will continue to be influenced by the availability of reimbursement from third-party payors.

      The reimbursement process is comprised of the following three elements: (1) codes that describe the products and procedures; (2) coverage or the agreement by the payor to pay for the products and procedures; and (3) payment for the products and procedures.

      In general, it is critical to assess the viability of device and procedure reimbursement early in the development and clinical process. If the new technology involves a new procedure, a unique CPT code may need to be obtained as well as appropriate assignment by Medicare to a payable facility APC code. The device associated with the procedure may also need to obtain an appropriate HCPC device. The primary assessment should focus on coding as well as the following:

•	Based on patient demographics for the procedure, who will the primary payor be (Medicare, private payor, workers’ compensation, etc)?

•	What type of clinical data will be necessary to secure payor coverage of the procedure?

•	Given the procedure’s complexity and resource use, what is an appropriate payment level?

•	How should the device be priced and will the expected facility payment levels cover the price?

      We are developing a reimbursement strategy that incorporates these considerations and defines the new technology’s coding, coverage and payment direction. The timeline for implementation of this strategy is driven by the FDA approval process. Once FDA clearance or approval has been obtained, unique procedure and product codes and their associated payment levels, as well as payor coverage of the technology, can be formally pursued.

Reimbursement for the SharpShooter

      The SharpShooter device is comprised of both disposable, one patient use parts as well as reusable parts. Payment for the disposable device component is typically incorporated into facility negotiated payor payment levels. The reusable portion is considered hospital capital equipment.

Reimbursement for the CMI

      Reimbursement is not currently available for the CMI in the U.S. Reimbursement is not typically made for products that are not FDA approved.

      Obtaining U.S. reimbursement for the CMI is expected to be a complex process. In the U.S., the CMI will be purchased by hospitals that are reimbursed by third-party payors. Such payors include governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs.

      Particularly in the U.S., third-party payors carefully review the prices charged for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive.

      Three aspects of the CMI procedure increase the likelihood that insurance companies will provide favorable reimbursement:

•	Patients appear to receive a measurable clinical benefit within the 12 to 18 month timeframe desired by the insurers;

•	The expected price point of the CMI procedure will require less payment by the insurer than two or more partial meniscectomies or a joint replacement; and

•	We expect surgeons and patients to demand the CMI because the clinical results in a well-designed randomized trial appear positive, there are no apparent safety issues, and there is no alternative for regenerating meniscus tissue.

      We have retained the services of a national reimbursement consultant to refine and implement our reimbursement strategy. Implementation of this comprehensive strategy has begun and will continue through FDA approval of the CMI, if approved, and product launch. The current strategy incorporates the following elements:

•	Physician Coding and Payment: We intend to support the application for a CPT code that will describe the procedure. This application will be filed following FDA approval. Preparation for this application has begun and includes:

•	Discussions with key orthopedic and arthroscopic society members regarding CMI coding; and

•	Evaluation of procedure time and complexity for use in assigning favorable payment levels for a new CPT code.

At launch, we plan to support physician offices regarding procedure coding and payment.

•	Hospital Coding and Payment: We plan to work with Medicare in assigning the procedure and device to an appropriate hospital payment level. Assignment will occur following FDA approval of the CMI, if approved. Preparation for this process has begun and includes:

•	Review of current payment levels for similar procedures and products; and

•	Discussions with Medicare regarding the process for new procedure and device assignment and applicable codes.

At launch, we plan to support hospitals regarding product and procedure coding and payment.

•	Payor Coverage: New products and procedures are assessed for coverage by third-party payors. We intend to educate these payors on the economic and clinical benefits of the implant and procedure just prior to and after FDA approval of the CMI, if approved. Surgeons with experience using the implants will assist with this education.

Manufacturing

      We use bovine tendon as a primary raw material for production of our collagen scaffold technology. We obtain our tendon material through a specialized supplier which sources the material based upon specifications defined by us. The bovine material is readily available through U.S.-based slaughterhouses.

      Our current CMI production capacity will require expansion in order to fulfill the production requirements suggested by our market and market penetration projections. In order to prepare for the U.S. launch of the CMI, production capacity expansion will require additional equipment and production personnel; calling for capital expenditures of approximately $750,000 prior to launch and incremental production expenses associated with the addition of approximately four full-time staff. Potential production requirements through approximately five-years after U.S. launch of the CMI will require additional equipment, production personnel and expansion of the current production facilities; calling for additional capital expenditures of approximately $3.5 million and expenses associated with the addition of approximately ten full-time staff. Current production facilities are leased through May 2006, with an option to extend the lease at then current market rates for an additional three years. In 2005, we will have access to contiguous production space, which would more than double the size of the current facility, which we believe will provide us with adequate production space to support required capacity through 2010.

      Given the nature of the production process involved in manufacture of the CMI, per unit production costs are highly variable in reverse proportion to the volume of production, i.e. per unit production costs decrease dramatically as production volume increases. Based upon our experience to date and our forecast production models, we believe we will be able to achieve production costs of approximately $250 to $350 per CMI at the time of U.S. launch, representing a range of approximately 7% to 10% of the projected retail sales price of the CMI.

      In late December 2003 the U.S. Department of Agriculture announced a diagnosis of bovine spongiform encephalopathy, also known as mad cow disease in an adult cow from Washington State. It was later learned that this cow was imported from Canada, and was old enough to pre-date the current

U.S. restrictions on feed contents. This could raise public concern about the safety of using certain other animal-derived products, including the bovine tendon based material used in the CMI. The U.S. Department of Agriculture has indicated that human transmission of mad cow disease is limited to nervous system tissue such as the brain, spinal cord, retina, dorsal root ganglia (nervous tissue located near the backbone), distal ileum and the bone marrow. Additionally, the literature indicates that certain steps used in the manufacture of the CMI have a high probability of destroying any of the prions, or protein particles, believed to be responsible for mad cow disease, even if they were present in the tendon tissue. Currently, we obtain our supply of bovine tissue from the Achilles tendon of U.S. cows that are 24 months or younger in age and source the tendon material from a supplier under strict acquisition and processing guidelines, which are prescribed and audited by ReGen. Additionally, ReGen is pursuing a number of alternatives to further reduce any real or perceived risk associated with this matter, including, but not limited to the use of a “closed” U.S. based herd, or the use of Australian based herds to fill its supply requirements. However, we are still subject to risk resulting from public perception that the bovine collagen may be affected by mad cow disease. To date, we have not, as a result of concerns about mad cow disease, suffered any negative financial results or received any indication that such concerns could delay or prevent approval of the CMI by the FDA. However, should public concerns about the safety of bovine collagen or other cow-derived substances increase, as a result of further occurrences of mad cow disease or for any other reason, we could suffer a loss of sales or face increased risks to obtaining FDA approval. This could have a material and adverse affect on our financial results.

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

      We sell the SharpShooter components to our distributor at prices which approximate our cost, and we receive royalties on the quarterly net sales of our distributor at rates ranging from 10% to 12%.

Raw Materials

      We purchase a variety of materials for use in the manufacture of the CMI and SharpShooter products. We generally maintain approximately a six month stock of most of these raw materials.

      In several cases we rely on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

      We believe that at this time all materials are readily available.

Competition

      The orthopedic industry as a whole is highly competitive. We are an orthopedic product company with an emphasis on soft tissue regeneration and there are currently no known competitors with tissue regrowth products, either approved for sale or in human clinical trials, for the meniscus of the human knee.

      The primary competition for our CMI product abroad, and upon FDA approval if granted, consists of procedure based approaches to repair a patient’s torn or damaged meniscus. There are three primary procedures that address the damaged meniscus: (1) the partial meniscectomy, (2) tissue repair and (3) the allograft. We do not believe that we currently compete with the tissue repair or allograft procedures. Although we believe that we compete with the partial meniscectomy procedure, which involves the surgical removal of a portion of the patient’s torn or damaged meniscus, we believe that the CMI offers the following benefits compared to the partial meniscectomy procedure:

•	Support of natural regeneration of tissue;

•	Minimized degenerative changes;

•	Increased patient activity levels; and

•	Maintenance of joint stability.

      The CMI is not competitive with products that patch or re-grow articular cartilage. Several companies are currently developing an approach to repairing articular cartilage that has a different function and location than the meniscus. We believe that as companies develop these technologies, they will find that it is increasingly more important to repair the damaged meniscus in order for their products to have successful long term outcomes. We believe that this will further enhance the adoption of the CMI.

      The Company is not aware of any ongoing clinical trial designed to develop a competing meniscus implant. Furthermore, due to the high load capacity of the meniscus, no other collagen or synthetic material of which we are aware has adequate physical properties to be used for this application.

      The primary competition for the SharpShooter consists of Linvatec’s Zone Specific and other similar instruments used in the “inside out” suture repair technique, and Smith & Nephew’s FasT-Fix and a number of other similar instruments used in the “all inside” suture repair technique. “Inside out” suture repair remains the most reliable procedure for suture repair of a torn meniscus, but new devices, such as the FasT-Fix are making the “all inside” technique more reliable. The “all inside” technique, together with these new devices have the potential to decrease surgical time and increase the number of repair procedures performed. In some cases, the “all inside” type devices do not allow the surgeon to access certain locations of the meniscus, which can be accessed and repaired using an “inside out” technique. We believe the SharpShooter has certain advantages over other “inside out” devices, primarily related to the gun-like handle and attachable cannula that allow the surgeon to direct the sutures into various locations of the meniscus and control the advancement of the suture.

Credit Agreements

      Centerpulse has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under the Credit Agreements, we have granted Centerpulse a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. In the event we, without the written consent of Centerpulse, enter into an agreement with a competitor of Centerpulse involving either the licensing of our intellectual property or the co-development of intellectual property, in each case relating to future generations of the CMI, Centerpulse may, at its option, accelerate the maturity of the debt. As of December 31, 2003, we owed approximately $7.0 million under these credit facilities. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock.

Government Regulation

U.S.

      Our products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. The FDA permits commercial distribution of a new medical device only after it has met the established regulatory compliance guidelines. In general, the FDA will clear marketing of a medical device through the 510(k) premarket notification process if it is demonstrated that the new product is substantially equivalent, in terms of safety and intended use, to certain 510(k) cleared products which are already commercially available and legally sold on the market. The SharpShooter has been cleared through the 510(k) premarket notification system and we are currently focusing on additional potential 510(k) product submissions for our other technologies.

      The Pre-market Approval (PMA) process is lengthier and more burdensome than the 510(k) premarket notification process. The PMA Approval process generally requires detailed animal and clinical studies, as well as manufacturing data and other information. If clinical studies are required by the FDA, an Investigational Device Exemption (IDE) is required to conduct such studies. An IDE restricts the investigational use of the device to a limited number of investigational sites, investigators and patients. Its purpose is to provide human clinical data to support the safety and efficacy of the device. FDA approval of a PMA indicates that the FDA concurs that a device has been scientifically proven to be safe and effective for its intended use, through the review of extensive pre-clinical and clinical data included in the submission. We expect to submit the PMA for the CMI to the FDA shortly after the completion, in the fourth quarter of 2004, of the two-year clinical follow-up exams relating to the CMI.

      We have analyzed the products considered by the FDA’s Orthopedic Panel in the last five years. Of the 13 products considered, 11 were approved. Based on our analysis of the Panel’s decisions, it appears that the Panel emphasized:

•	Safety;

•	Potential patient benefit; and

•	Options provided to the surgeon.

International

      We obtain required regulatory approvals and comply with extensive regulations governing product safety, quality, manufacturing and reimbursement processes in order to market our products in foreign markets. These regulations vary significantly from country to country and with respect to the nature of the particular medical device. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for such approval may differ from FDA requirements.

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

      The Company’s products are manufactured in compliance with ISO 9001, EN 46001 and U.S. Quality System Regulations.

Employees

      As of December 31, 2003, we had 16 employees, 2 of which were part-time employees. We have no unionized employees, and do not have any collective bargaining agreements. We believe our relationship with our employees is good.

Item 2.	Properties

      We do not own any real estate or improvements. Our corporate offices and production facility are located in Franklin Lakes, New Jersey, in approximately 2,700 square feet of leased space, and Redwood City, California in approximately 15,021 square feet of leased space. We have subleased 8,258 square feet of the 15,021 square feet in Redwood City, CA.

      Our facilities are adequate for present operations.

Item 3.	Legal Proceedings

      We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to, and none of our properties are subject to, any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      Until February 12, 2001, the Company’s common stock was traded on the Nasdaq SmallCap Market under the symbol AMSI. On February 13, 2001, the Company’s common stock began trading on the OTC Bulletin Board under the symbol AMSI. On July 3, 2001, the ticker was changed to AROS and then on November 20, 2002 the ticker was changed to RGBI. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock as reported by the OTC Bulletin Board.

	High	Low

Year Ended December 31, 2003
First Quarter	$0.64	$0.41
Second Quarter	0.54	0.42
Third Quarter	0.74	0.43
Fourth Quarter	1.25	0.57
Year Ended December 31, 2002
First Quarter	$0.14	$0.04
Second Quarter*	0.31	0.06
Third Quarter	0.44	0.19
Fourth Quarter	0.58	0.17
Year Ended December 31, 2001
First Quarter	$0.53	$0.14
Second Quarter	0.35	0.14
Third Quarter	0.34	0.06
Fourth Quarter	0.15	0.06

(*)	stock prices begin to reflect the reverse merger that occurred on June 21, 2002

      As of December 31, 2003, the Company had 159 holders of record of its common stock.

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

Equity Compensation Plan Information(1)

	(A)	(B)	(C)
	Number Of		Number Of Securities
	Securities To Be		Remaining Available For
	Issued Upon	Weighted Average	Future Issuance Under
	Exercise Of	Exercise Price Of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected In
Plan Category	And Rights	And Rights	Column (A))

Equity compensation plans approved by security holders	15,564,655	$0.60	741,291
Equity compensation plans not approved by security holders(2)	4,706,587	$0.76	—

Total	20,271,242	$0.64	741,291

(1)	As of December 31, 2003.

(2)	Reflects warrants issued or assumed by the Company. See Note 13 in the accompanying financial statements for a discussion of such warrants issued and not approved by the security holders.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 and with respect to the consolidated balance sheets as of December 31, 2003 and 2002 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2001, 2000 and 1999 from audited financial statements not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial data in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All periods have been reclassified to account for the reverse merger and recapitalization between ReGen and RBio.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share data)
Statement of Operations Data:
Revenue:	$293	$781	$490	$972	$10

Expenses:
Cost of goods sold	349	1,039	700	843	—
Research and development	2,675	2,222	2,125	2,712	3,898
Business development, general and administrative	2,483	2,147	1,592	1,573	1,381
Compensation expense associated with stock options and warrants	367	3,300	1,209	1,220	189

Total expenses	5,874	8,708	5,626	6,348	5,468

Operating loss	(5,581)	(7,927)	(5,136)	(5,376)	(5,458)
Merger cost	—	(515)	—	—	—
Interest and other income	23	66	12	18	88
Rental income	381	511	451	223	—
Rental expense	(278)	(316)	(303)	(150)	—
Interest expense	(275)	(1,770)	(354)	(244)	(88)
License fees	—	—	1,000	300	—

Net loss	$(5,730)	$(9,951)	$(4,330)	$(5,229)	$(5,458)

Basic and diluted net loss per share	$(0.20)	$(0.56)	$(0.25)	$(0.31)	$(0.32)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for all periods prior to reverse merger and recapitalization)	29,114	17,671	17,045	17,045	17,045

	December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$8,323	$3,474	$320	$721	$547
Working capital	7,818	3,249	230	672	(75)
Total assets	9,029	4,226	1,181	1,703	1,771
Total debt including accrued interest	7,008	6,740	8,336	5,945	1,827
Series A redeemable convertible preferred stock	6,855	6,855	—	—	—
Series C redeemable convertible preferred stock	8,439	—	—	—	—
Total stockholders’ equity (deficit)	$(14,411)	$(10,216)	$(7,741)	$(4,623)	$(615)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto appearing in Item 8 of this report and the subsection captioned “Forward-Looking Statements” below. Historical results set forth in Selected Financial Information and the Financial Statements included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

      This Annual Report on Form 10-K, including our documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Also, documents which we subsequently file with the SEC and are incorporated herein by reference will contain forward-looking statements. When we refer to forward-looking statements or information, sometimes we use words such as “may,” “will,” “could,” “should,” “plans,” “intends,” “expects,” “believes,” “estimates,” “anticipates” and “continues.” In particular, the risk factors included or incorporated by reference in our Annual Report on Form 10-K describe forward-looking information. The risk factors are not all inclusive, particularly with respect to possible future events. Other parts of, or documents incorporated by reference into, this Annual Report on Form 10-K may also describe forward-looking information.

Overview

      We were incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services, encompassing software, hardware, and related consulting and disease management information services. The Company sold or discontinued all APACHE business and changed its name to Aros Corporation in 2001. In connection with the acquisition discussed below, as of November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the new ticker symbol RGBI, effective November 20, 2002.

      On June 21, 2002 ReGen acquired RBio, Inc. (“RBio” or the “Subsidiary”), formerly named ReGen Biologics, Inc., a privately held tissue engineering company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue. The merger included all of RBio’s business and operating activities and employees. The Company continues RBio’s business out of RBio’s current headquarters in Franklin Lakes, New Jersey. RBio’s business will comprise substantially all of the business conducted by ReGen for the foreseeable future. Accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations.

      Our current principal product offerings are the CMI and the SharpShooter. The purpose of the CMI is to assist patients in regaining mobility and returning to a more vigorous lifestyle, while forestalling or minimizing degenerative joint disease. The SharpShooter is a surgical tool that was initially designed for use with the CMI.

      The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives FDA approval for the CMI and is able to market the CMI in the United States. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, and planned spending rates, management believes the Company has adequate cash on hand to support ongoing operations through the first quarter of 2005. The Company plans to raise additional capital, which depending upon market conditions could be concluded as early as the second quarter of 2004, which it expects would allow it to continue to operate through the date that the FDA is expected to make a final decision regarding approval of the CMI.

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

Revenue Recognition

      We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, whereby revenue is not recognized until it is realized or realizable and earned. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the seller’s price to the buyer is fixed or determinable; and (4) collection of such revenue is reasonably assured. The Company generally recognizes revenue from product sales upon the shipment of such products to its distributors. Title of product passes to the customers FOB origin.

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

Inventory Valuation

      Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At December 31, 2003, 8% of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

      Certain components of inventory have limited shelf lives. The Company’s inventory control policies include procedures to identify, evaluate, segregate and dispose of any nonconforming inventory, including materials or components that have passed specified expiration dates. Nonconforming inventory may be either scrapped for immediate disposal or used in research and development.

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

Stock Based Compensation

      The Company has accounted for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense recognized in connection with non-employee options and warrants in connection with equity transactions is measured based on management’s estimate of fair value and recognized on an accelerated basis over the respective vesting period. Fair value is calculated using the Black-Scholes method with the following assumptions at the date of measurement; risk-free interest rate, dividend yield, expected lives and expected volatility. For periods prior to the merger of the Company with the Subsidiary, expense associated with compensatory options and warrants has been measured based on management’s estimate of the fair value of the underlying security (which in turn is based on management’s estimate of the fair value of the Subsidiary).

Income Taxes

      The Company had a net operating loss carryforward at December 31, 2003 of approximately $39.1 million and a research and development tax credit of approximately $410,000. The federal and state net operating loss carryforwards will begin to expire in 2004, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      REVENUE. The Company’s revenue for 2003 was $293,000 compared with $781,000 for 2002, a decrease of approximately $488,000 or 62%, resulting from lower product sales and related royalties.

      CMI sales approximated $68,000 for 2003 compared with $254,000 for 2002, a decrease of $186,000 or 73%, due to the lower number of CMI units ordered by and therefore shipped during 2003 to Centerpulse, ReGen’s exclusive distributor of the CMI outside of the U.S. Unit shipments of the CMI during 2003 were 139 compared with 547 units shipped in 2002, a decrease of 408 units, or 75%. While shipments of the CMI, and therefore revenue to the Company have been historically inconsistent, we believe that corporate organizational matters surrounding the recent acquisition of Centerpulse and the resulting uncertainty relating to the integration of Centerpulse into Zimmer, have affected operating activities at Centerpulse, such that recent orders of our product have been negatively impacted.

      SharpShooter sales in 2003 approximated $194,000 compared with $470,000 in 2002, a decrease of $276,000 or 59%, due to the lower number of SharpShooter product components ordered by and therefore shipped during 2003 to Linvatec Corporation (Linvatec), ReGen’s primary distributor for the SharpShooter. SharpShooter sales to Linvatec Corporation accounted for approximately 31% of total SharpShooter sales for the year ended December 31, 2003 and 87% for the year ended December 31, 2002.

      Royalties received from Linvatec in 2003 approximated $31,000 compared with $44,000 in 2002, a decrease of $13,000 or 30%.

      In March and April 2003, Conmed Corporation (“Conmed”), the parent company of Linvatec announced that it had completed the acquisition of Bionx Implants, Inc. (“Bionx”) and that it would be integrating the sale of the Bionx products with its orthopedic subsidiary, Linvatec. As part of this integration, Conmed announced that it would be reorganizing its 90 direct orthopedic sales representatives into 18 exclusive sales agent groups that would eventually manage 230 sales professionals in the U.S. While shipments of the SharpShooter products have been historically inconsistent, we believe that these corporate and operating organizational matters have affected activities at Linvatec, such that recent orders of our products have been negatively impacted.

      Linvatec’s sales of the SharpShooter increased sequentially by 46% in the third quarter of 2003 and 40% in the fourth quarter of 2003, suggesting that our sales and royalty revenue, driven by Linvatec sales, will improve in 2004 if this trend continues. We will continue to closely monitor the sales performance of Linvatec over the course of the next several months.

      Recent new product introductions in the area of meniscus repair instrumentation allow for more simplified surgical techniques than those employed during use of the SharpShooter product for similar procedures. We believe these new products are gaining popularity among surgeons performing meniscus repair procedures. This represents a portion of the market for the SharpShooter. Although sales of the SharpShooter by Linvatec increased in the third and fourth quarters of 2003, we believe that this may have contributed to a reduction in SharpShooter sales in the past and may cause future reductions in sales.

      COST OF GOODS SOLD. Cost of goods sold approximated $349,000 for 2003 compared with $1,039,000 for 2002, a decrease of $690,000, or 66%, directly correlated to the decrease in sales. For 2003, CMI costs accounted for approximately $89,000 and for 2002 CMI costs accounted for approximately $369,000. For 2003, SharpShooter costs accounted for approximately $256,000 and for 2002 SharpShooter costs accounted for approximately $538,000. Costs associated with warranty claims accounted for approximately $120,000 in 2002. The 2002 warranty costs include $72,000 associated with the SharpShooter recall and $48,000 associated with contaminated CMI destroyed. At December 31, 2003, 8% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for its products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for some of the Company’s products.

      RESEARCH AND DEVELOPMENT. Research and development expenses for 2003 approximated $2.7 million compared with $2.2 million for 2002, an increase of approximately $500,000, or 23%, due to the higher proportion of CMI units produced for development and quality control purposes versus those produced for commercial resale during 2003 as compared with 2002. Management expects this trend to continue through 2004. The Company will incur increased development cost in connection with the Pre-market Approval submission for the CMI.

      BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses approximated $2.5 million for 2003 compared with $2.1 million for 2002, an increase of approximately $350,000, or 16%, resulting from (i) approximately $158,000 relating to a financing, which at that time was not definitive or probable in light of the current available information,

(ii) an increase of approximately $90,000 in directors and officers, general liability, and workers compensation insurance premiums and (iii) a net increase of approximately $100,000 in officer compensation, primarily related to the first full year of the Chief Financial Officer’s salary and executive bonuses.

      COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants for 2003 approximated $367,000, compared to $3.3 million for 2002. The 2002 expense includes the impact of the accelerated vesting of all outstanding stock options of the Subsidiary at the time of the reverse merger and recapitalization.

      NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of merger costs, interest and other income, rental income, interest expense and license fees. The merger cost for 2003 were $0 compared with $515,000 for 2002. Interest and other income approximated $23,000 in 2003 compared with $66,000 for 2002, a decrease of approximately $43,000, which was primarily the result of $37,000 received in 2002 in connection with a previously discontinued product line. Net rental income, which is sub-lease rental revenue less rental expense, related to the Company’s sub-leased portion of its Redwood City, CA facility, approximated $103,000 for 2003 compared with $195,000 for 2002. The decrease resulted from reduced sub-lease rent pursuant to amendments to the sub-lease agreement, which became effective June 1, 2003. Interest expense for 2003 approximated $275,000 compared with $1.8 million for 2002, a decrease of approximately $1.5 million, primarily due to the elimination of interest expense on the bridge loan financing which was converted to equity in the second quarter of 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      REVENUE. The $291,000 (59%) increase in revenue in 2002 as compared to 2001 was driven by a significant increase in the number of CMI units sold to Centerpulse, primarily resulting from an increase in end user sales in the European market. During 2002, Centerpulse established sales organizations in the initial European distribution markets of Italy, Germany, Spain and Switzerland. CMI sales for 2002 approximated $254,400 compared with $76,800 for 2001, an increase of $177,600 (231%). CMI units sold totaled 547 in 2002 compared with 160 units sold in 2001, an increase of 387 units (242%). SharpShooter sales in 2002 approximated $469,500 compared with $304,200 in 2001. The increase of $165,300 (54%) was primarily due to a greater number of units sold. SharpShooter units sold totaled 2,403 in 2002 compared with 1,408 units sold in 2001, an approximate increase of 1,000 units (71%). SharpShooter sales have been reported net of the $144,000 credit issued in the fourth quarter of 2002 due to the recalled units. Sales to and royalties received from Linvatec Corporation accounted for approximately 60% of revenue for 2002 compared with 65% for 2001.

      COST OF GOODS SOLD. Cost of goods sold approximated $1.0 million for 2002 compared with $700,000 for 2001. The increase of $339,000 is related to increased sales of the CMI and SharpShooter products for 2002, together with the impact of a warranty reserve recorded during the same period. For 2002 CMI costs accounted for approximately $369,000 and for 2001 CMI costs accounted for approximately $109,500. For 2002 SharpShooter costs accounted for approximately $538,000 and for 2001 SharpShooter costs accounted for approximately $427,000. Costs associated with warranty claims approximated $120,000 in 2002 and $55,000 in 2001. The 2002 warranty costs include $72,000 associated with the SharpShooter recall and $48,000 associated with contaminated CMIs that were destroyed. All 2001 costs were associated with the SharpShooter product. At December 31, 2002, 93% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for its products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

      RESEARCH AND DEVELOPMENT. The increase in research and development expenses approximated $97,000, for 2002 as compared with 2001, due to increased costs associated with the enrollment stage of the U.S. CMI clinical trial, which was completed in the fourth quarter of 2002.

      BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses were $2.1 million for 2002, compared with $1.6 million for 2001.

These costs include the costs of marketing, business development, corporate operations, finance and accounting, and other general expenses, and have increased primarily as a result of the merger and the costs associated with regulatory reporting and other necessary activities of being a public company, which would not have been reflected in the 2001 operating results.

      COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants was $3.3 million for 2002, compared to $1.2 million for 2001. The 2002 amount includes the impact of the accelerated vesting of all outstanding stock options of the Subsidiary at the time of the reverse merger and recapitalization.

      NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of merger costs, interest and other income, rental income, interest expense and license fees. Merger costs approximated $515,000 for 2002 compared with $0 for 2001. Interest and other income approximated $66,000 for 2002 compared with $12,000 for 2001. For 2002 other income included $37,000 received in connection with a previously discontinued product line. Net rental income for 2002 was $195,000 compared with $148,000 for 2001. The increase was primarily due to a second amendment to the sublease agreement which increased the square footage allocated to the sublessee from 6,775 square feet in 2001 to 8,258 square feet in 2002. Interest expense increased $1.4 million in 2002 as compared with 2001, primarily as a result of expense associated with the debt discount and beneficial conversion feature related to the bridge loan financing and conversion during the second quarter of 2002. Income from license fees decreased from $1 million in 2001 to $0 in 2002, due to the performance criteria in the underlying agreement having been met in 2001. License fees are not recurring.

QUARTERLY RESULTS

      The following table sets forth certain unaudited quarterly financial data for fiscal 2003 and 2002. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The amounts presented below have been adjusted from previously reported amounts to reflect the reverse merger and recapitalization between ReGen and RBio. The operating results for any quarter are not necessarily indicative of results for any future period:

	Fiscal Year 2003				Fiscal Year 2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Revenue	$182	$29	$69	$13	$171	$176	$388	$46

Expenses:
Cost of goods sold	271	25	52	1	276	304	408	51
Research and development	438	765	660	812	574	715	480	453
Business development, general and administrative	556	695	498	734	349	373	777	648
Compensation expense associated with stock options and warrants	—	1	35	331	271	3,029	—	—

Total expenses	1,265	1,486	1,245	1,878	1,470	4,421	1,665	1,152

Operating Loss	(1,083)	(1,457)	(1,176)	(1,865)	(1,299)	(4,245)	(1,277)	(1,106)
Merger cost	—	—	—	—	—	(402)	(113)	—
Interest and other income	5	2	1	15	1	4	49	12
Rental income	131	107	60	83	—	—	380	131
Rental expense	(81)	(77)	(59)	(61)	—	—	(245)	(71)
Interest expense	(36)	(27)	(29)	(183)	(110)	(1,618)	(4)	(38)

Net loss	$(1,064)	$(1,452)	$(1,203)	$(2,011)	$(1,408)	$(6,261)	$(1,210)	$(1,072)

Basic and diluted net loss per share	$(0.04)	$(0.05)	$(0.04)	$(0.07)	$(0.08)	$(0.37)	$(0.07)	$(0.05)

Weighted average number of shares used for calculation of net loss per share(shares outstanding after the reverse merger and recapitalization are used for all periods presented prior to the reverse merger and recapitalization)	29,071	29,071	29,071	29,243	17,045	17,045	17,045	19,529

LIQUIDITY AND CAPITAL RESOURCES

      Cash, cash equivalents and short-term investments were approximately $8.3 million as of December 31, 2003, compared with approximately $3.5 million as of December 31, 2002. The increase in cash, cash equivalents and short-term investments is a result of the receipt of approximately $9.5 million in net proceeds associated with the issuance of the Series C Stock in the third quarter of 2003.

      Cash used in operating activities in 2003 remained constant from 2002, approximating $4.7 million in each year. The 2003 cash used resulted from the net loss of approximately $5.7 million, adjusted to account for a decrease in accounts receivables, inventory and other assets of approximately $35,000 and a net increase in accounts payable, accrued expenses and other liabilities of $291,000, together with non-cash items including depreciation, compensation and interest expense totaling $733,000.

      ReGen’s 2003 operations were funded by cash provided by investing and financing activities. During 2003 ReGen received approximately $9.5 million in net proceeds from issuance of preferred stock, converted approximately $3.5 million of short-term investments to a sweep account which is classified as a cash equivalent, purchased $44,000 of property and equipment, and paid down $5,000 of capital lease obligations. The Company also received funds from 230,000 warrants exercised in the fourth quarter of 2003, approximating $115,000 dollars.

      For 2003 as compared with 2002, sales of the CMI decreased approximately $186,000 or 73% and sales of the SharpShooter declined approximately $276,000 or 59%. Royalties received from Linvatec decreased approximately $13,000 or 30%. If sales of our two products continue to decline, the Company’s liquidity and results of operations will be adversely affected.

      Through December 31, 2003, the Company has incurred cumulative net operating losses of approximately $47.9 million and used approximately $36.2 million in cash for operating activities. ReGen anticipates that it will continue to incur net losses that will require additional financing at least until ReGen receives FDA approval for its CMI product and is able to market the CMI product in the United States. Such additional financing could be in the form of debt financing, equity financing, or both. Due primarily to incremental spending necessary for the preparation and submission of the Pre-market Approval Application for the CMI (the “PMA”), cash required to support operating activities is expected to increase by approximately $2.0 million in 2004 and is expected to further increase in future periods as the Company begins to incur additional expenses associated with the preparation for and launch of the CMI product in the U.S., if approved by the FDA.

      We have obtained debt financing from Centerpulse, a shareholder, pursuant to two Credit Agreements. As of December 31, 2003, we owed approximately $7.0 million under these credit facilities. The Credit Agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock. Pursuant to the terms of the agreement between the Company and Centerpulse, the Company’s debt obligations pursuant to the Credit Agreements will not be accelerated if the Company elects to exercise its contractual right to convert the distribution agreement to a non-exclusive right or elects to terminate the distribution agreement. Accrued interest on this note is due upon maturity of the underlying principal. As of December 31, 2003, accrued interest on the credit facilities was approximately $958,200. The weighted average interest rate on the credit facilities for the year ended December 31, 2003 was 1.9% and the weighted average interest rate on the credit facilities for the year ended December 31, 2002 was 2.93%.

      On September 23, 2003, ReGen completed the private placement of approximately 17,112,702 shares of Series C preferred stock (the “Series C Stock”) and on September 30, 2003 we completed the private placement of approximately 5,133,451 shares of the Series C Stock, resulting in proceeds, net of issuance costs including cash and non-cash consideration, of approximately $9.4 million. At the option of the holder, the Series C Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series C Stock, and will automatically convert into common stock concurrent with the closing of a firm commitment underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10 million in gross proceeds at a valuation of at least $50 million. The holders of Series C Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote.

      The Series C Stock and Series A convertible preferred stock (the “Series A Stock”) are subject to Registration Rights Agreements entered into as of September 23, 2003 and September 30, 2003 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register the common shares into which the Series C Stock is convertible. ReGen has received notice from certain holders of the Series C Stock and Series A Stock, representing approximately 33,953,717 shares, requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreements. The Company filed a registration statement on Form S-1 (the “Registration Statement”) to register the shares. The Company withdrew the Registration Statement on February 23, 2004 and expects to re-file the

Registration Statement in the second quarter of 2004. A total of an additional 3,590,787 shares of Series A Stock and Series C Stock remain subject to the Registration Rights Agreement, and the Company has a continuing obligation to register the common stock into which such shares of Series A Stock and Series C Stock are convertible.

      The Series C Stock was issued with a beneficial conversion option. The value attributable to the beneficial conversion option of $4.3 million was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. The intrinsic value was calculated as the difference between the conversion price and the fair value of the underlying common stock at the issuance date and multiplied by the number of shares into which the Series C Stock is convertible. Series C Stock was convertible at the issuance date and as such the total value of the beneficial conversion option was accreted immediately through a charge to retained earnings.

      In connection with the Series C Stock financing, ReGen issued to the purchasers of the Series C Stock warrants to purchase an aggregate of up to 2,079,965 shares of its Common Stock. The purchasers of the Series C Stock did not pay any additional consideration for the warrants. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that become exercisable is dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. In order for the warrants to become exercisable, there must be a subsequent equity financing at a price equal to or greater than $0.25 and less than $0.4881 per share. All of the warrants become exercisable if the subsequent equity financing price per share is greater than $0.25 and less than $0.40 and 50% of the warrants become exercisable if the subsequent equity financing price per share is equal to or greater than $0.40 but less than $0.4481. The warrants expire if a triggering event does not occur. A value of approximately $969,000 has been assigned to these warrants as of the closing dates of the Series C Stock, using the Black-Scholes valuation model, and assuming they become fully exercisable within the prescribed 18 month time frame. The values of these warrants are being carried in additional paid-in capital and as a reduction to the Series C Stock.

      The holders of Series C Stock are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series C Stock are entitled to receive a liquidation preference. The liquidation preference per share is equal to the purchase price of Series C Stock, plus any declared but unpaid dividends and subject to adjustment for stock splits and similar adjustments.

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

      In connection with the private placement of its Series C Stock, the Company agreed to provide compensation in the form of cash and warrants for the Company’s Common Stock to placement agents who assisted the Company in identifying purchasers of its Series C Stock (the “Placement Fee”). The Placement Fee included approximately $421,000 in cash and warrants to purchase 200,000 shares of Common Stock, exercisable through September 23, 2009 at $0.4481 per share, which was the issuance price of the Series C Stock. The warrants issued to the placement agents were valued at approximately $97,000 using the Black-Scholes valuation model. The total issuance costs, which include the Placement Fee, of approximately $612,000 have been recorded as a reduction to the Series C stock.

      The Series C Stock has been recorded outside of permanent equity in the accompanying balance sheet, net of the issuance costs of approximately $612,000 and warrants issued to Series C Stockholders valued at approximately $969,000. The Series C Stock is being accreted to the redemption value through a charge to retained earnings over a period of 7 years using the effective interest method.

      In the fourth quarter of 2002 ReGen completed the required enrollment and related surgical procedures for its CMI clinical trial in the U.S. All patients are expected to complete two years of follow-up prior to ReGen’s submission of the results in its PMA to the FDA. ReGen expects the last of these two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain, but ReGen expects that the FDA Orthopedic Panel will issue its ruling in the second half of 2005, with a final decision from the FDA shortly thereafter. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. will not occur until, at the earliest, late in 2005 or early 2006. Although the CMI is cleared for sale and distributed in Europe, Australia and Chile, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for FDA approval.

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

      The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives FDA approval for the CMI and is able to market the CMI in the United States. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, and planned spending rates, management believes the Company has adequate cash on hand to support ongoing operations through the first quarter of 2005. The Company plans to raise additional capital, which depending upon market conditions could be concluded as early as the second quarter of 2004, which it expects would allow it to continue to operate through the date that the FDA is expected to make a final decision regarding approval of the CMI.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table reflects a summary of our contractual obligations as of December 31, 2003:

	Payment by Year

					2007 and
	Total	2004	2005	2006	Thereafter

	(In thousands)
Contractual Cash Obligations:
Obligations:
Notes payable and long term debt, including accrued interest	$7,001	$—	$—	$—	$7,001
Capital lease commitments	7	4	3	—	—
Redeemable Series A preferred stock	6,855	—	—	—	6,855
Redeemable Series C preferred stock	8,439	—	—	—	8,439
Operating lease commitments	889	382	360	147	—

	$23,191	$386	$363	$147	$22,295

      The current lease for the manufacturing operations in Redwood City, CA expires in May 2006.

      The Company did not have any material commercial commitments at December 31, 2003.

RISK FACTORS

      Our business faces significant risks. We may face risks in addition to the risks and uncertainties described below. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Any of the risks described below could significantly and aversely affect our business, prospects, financial condition or results of operations. You should carefully consider and evaluate the risks and uncertainties listed below, as well as the other information set forth in this Annual Report on Form 10-K.

Product introductions or modifications may be delayed or canceled if we are unable to obtain FDA approval and we are unable to sell the CMI in the U.S.

      The U.S. Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities rigorously regulate the medical devices we manufacture and market. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, we could face criminal sanctions or closure of our manufacturing facility. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. Additionally, there can be no assurance that such approvals will be granted on a timely basis, if at all. In particular, the FDA has not yet approved the CMI and there is no guarantee that we will obtain such approval. Sales of the CMI in the U.S. will not occur until it has been approved for sale in the U.S. by the FDA. We expect to complete the two-year clinical follow-up exams in the fourth quarter of 2004, with submission of our Pre-market Approval Application to the FDA shortly thereafter. FDA approval, if received, is not expected until, at the earliest, late 2005.

      The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether. In particular, the FDA permits commercial distribution of a new medical device only after the device has met the established regulatory compliance guidelines. The FDA will clear marketing of a medical device through the 510k process if it is demonstrated that the new product is substantially equivalent to other 510k-cleared products. The Pre-market Approval Application process is more costly, lengthy and uncertain than the 510k pre-market notification process. There can be no assurance that any new products we develop will be subject to the shorter 510k clearance process; therefore, significant delays in the introduction of any new products that we develop may occur. If we choose to go through the Pre-market Approval Application process for new products, there will be significant costs and delays in the introduction of our new products and they may not be approved at all.

      Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by such authorities in the future. Any inability or failure of our foreign independent distributors to comply with the varying regulations or new regulations could restrict such distributors’ ability to sell our products internationally and this could adversely affect our business. All products and manufacturing facilities are subject to continual review and periodic inspection by regulatory agencies. If previously unknown problems with our company or our products or facilities are discovered, this may result in product labeling restrictions, recall, or withdrawal of the products from the market. In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications. If the FDA determines that we have marketed our products for off-label use, we could be subject to fines, injunctions or other penalties.

We are a development stage company and have no significant operating history with which investors can evaluate our business and prospects.

      We are a development stage company and have no significant operating history and are operating in a new, specialized and highly competitive field. Our ability to successfully provide the guidance and management needed to continue and grow the business on an ongoing basis has not yet been established and cannot be assured. Our business is subject to all of the risks inherent in our type of business, including, but not limited to, potential delays in the development of products, the need for FDA or other regulatory approvals of certain of our products and devices, including the CMI, uncertainties of the healthcare marketplace and reimbursement levels of insurers and similar governmental programs, unanticipated costs and other uncertain market conditions.

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability.

      The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31, 2003, we had an inception to date net loss of approximately $47,552,000, and total stockholders’ deficit of approximately $14,411,000. Our net sales decreased by 62% in the fiscal year ended December 31, 2003 compared to the fiscal year ended December 31, 2002. We will need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless the CMI is approved by the FDA and becomes commercially available in the U.S. We will not apply for approval until the fourth quarter of 2004 and would be unlikely to receive approval, if at all, until late 2005. If we are unable to achieve profitability, or maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue operations at current levels, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

Sales of our products are largely dependent upon third party reimbursement and our performance may be harmed by health care cost containment initiatives.

      In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers to reimburse all or part of the cost of the health care product. Such third party payers include Medicare, Medicaid and other health insurance and managed care plans. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary and not experimental or investigational. Also, third party payers are increasingly challenging the prices charged for medical products and services. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process. In the future, this could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services that we develop.

We may be subject to product liability claims and our limited product liability insurance may not be sufficient to cover the claims, or we may be required to recall our products.

      We manufacture medical devices that are used on patients in surgical procedures and we may be subject to product liability claims. During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. After becoming aware of this potential in 2002, the Company voluntarily instituted a recall of such product components. The Company reworked the packaging design to correct the issue that led to the recall. This reworked packaging required FDA approval before the reworked products could be returned to the customer. The Company received a termination letter from the FDA closing the recall on July 3, 2003. We may be subject to other product recalls in the future. The medical device industry has been historically litigious and we face an inherent business risk of financial exposure to product liability claims. Since our products are often implanted in the human body, manufacturing errors, design defects or packaging defects could result in injury or death to the patient. This could result in a recall of our products and substantial monetary damages. Any product liability claim brought against us, with or without merit, could result in a diversion of our resources, an increase in our product liability insurance premiums and/or an inability to secure coverage in the future. We would also have to pay any amount awarded by a court in excess of our policy limits. In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, financial condition and results of operations. Our product liability insurance policies have various exclusions;

therefore, we may be subject to a product liability claim or recall for which we have no insurance coverage. In such a case, we may have to pay the entire amount of the award or costs of the recall. Finally, product liability insurance is expensive and may not be available in the future on acceptable terms, or at all.

Negative publicity or medical research regarding the health effects of the types of products used in the CMI could affect us.

      In late December 2003, the U.S. Department of Agriculture announced a diagnosis of bovine spongiform encephalopathy, also known as mad cow disease, in an adult cow from Washington State. This could raise public concern about the safety of using certain other animal-derived products, including the bovine tendon based material used in the CMI. The U.S. Department of Agriculture has indicated that human transmission of mad cow disease is limited to nervous system tissue such as the brain, spinal cord, retina, dorsal root ganglia (nervous tissue located near the backbone), distal ileum and the bone marrow. Additionally, the literature indicates that certain steps used in the manufacture of the CMI have a high probability of destroying any of the prions, or protein particles, believed to be responsible for mad cow disease, even if they were present in the tendon tissue. Currently, we obtain our supply of bovine tissue from the achilles tendon of U.S. cows that are 24 months or younger in age and source the tendon material from a third-party supplier. However, we are still subject to risks resulting from public perception that the bovine collagen may be affected by mad cow disease. To date, we have not, as a result of concerns about mad cow disease, suffered any negative financial results or received any indication that such concerns could delay or prevent approval of the CMI by the FDA. However, should public concerns about the safety of bovine collagen or other cow-derived substances increase, as a result of further occurrences of mad cow disease or for any other reason, we could suffer a loss of sales or face increased risks to obtaining FDA approval. This could have a material and adverse affect on our financial results.

To be commercially successful, we will have to convince physicians that using our products to repair damaged menisci is an effective alternative to existing therapies and treatments.

      We believe that physicians will not widely adopt our products unless they determine based on experience, clinical data and published peer reviewed journal articles, that the use of the CMI, the SharpShooter or any future products we develop provides an effective alternative to conventional means of treating a damaged meniscus or other injury. To date, we have completed only limited clinical studies of the CMI and the SharpShooter. Clinical experience may not indicate that treatment with our products provides patients with sustained benefits. In addition, we believe that continued recommendations and support for the use of the CMI and the SharpShooter by influential physicians are essential for widespread market acceptance of these products. If our products do not continue to receive support from these physicians or from long-term data, surgeons may not use, and the facilities may not purchase, our products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish what our products are designed to accomplish in a superior and less expensive manner. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to obtain or maintain profitability.

We are dependent on a few products.

      We anticipate that most of our revenue growth in the future, if any, will come from our tissue re-growth technology products including the CMI and other supporting products, including the SharpShooter. We may not be able to successfully increase sales of our current product offering. Additionally, our efforts to develop new products, including enhancements to our existing products may not be successful. If our development efforts are successful, we may not be successful in marketing and selling our new products.

We will need to obtain financing in the future which may be difficult and may result in dilution to our stockholders.

      In the future, we will need to raise additional funds through equity or debt financing, collaborative relationships or other methods. Our future capital requirements depend upon many factors, including:

•	Our ability to increase revenues, which primarily depends on whether our distribution partners can increase sales of our products;

•	Our ability to complete the CMI clinical trial and obtain FDA approval;

•	Our ability to effectively produce our products and adequately control the cost of production;

•	The extent to which we allocate resources toward development of our existing or new products;

•	The timing of, and extent to which, we are faced with unanticipated marketing or medical challenges or competitive pressures;

•	Our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	The amount and timing of leasehold improvements and capital equipment purchases; and

•	The response of competitors to our products.

      Because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. Our stock price has recently experienced significant volatility, which may make it more difficult to price a transaction at the current market prices. There can be no assurance that any such additional funding will be available when needed or on terms favorable to us, if at all.

      If we obtain financing through the sale of additional equity or debt securities, this could result in dilution to our stockholders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.

We may face challenges to our patents and proprietary rights.

      Our ability to develop and maintain proprietary aspects of our business, including the CMI and the SharpShooter, is critical for our future success. We rely on a combination of confidentiality protections, contractual requirements, trade secret protections, patents, trademarks and copyrights to protect our proprietary intellectual property. We own and/or have exclusive rights to 21 U.S. patents, 74 international patents, and 13 pending applications. Of these patents and applications, 104 relate to the composition or application of our collagen scaffold technology and 4 relate to the SharpShooter device. Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions. Pending patent applications may not result in issued patents. Patents issued to or licensed by us may be challenged or circumvented by competitors and such patents may not be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel.

      While we attempt to ensure that our products do not infringe other parties’ patents and proprietary rights, our competitors may assert that our products or the methods they employ are covered by patents held by them. Furthermore, third parties could obtain patents that may require licensing for the conduct of our business, and there can be no assurance that we would be able to obtain the required licenses. We also rely on nondisclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. Litigation may be necessary to enforce our patents and license agreements, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. An adverse determination in any such proceeding could subject us to significant liabilities to third parties, or require us to seek licenses from third parties or pay royalties that may be substantial. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing or selling certain of our products which in turn would have a material adverse effect on our business, financial condition and results of operations.

The terms of our Credit Agreements with Centerpulse subject us to the risk of foreclosure on certain intellectual property.

      Centerpulse has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under the Credit Agreements, we have granted Centerpulse a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. In the event we, without the written consent of Centerpulse, enter into an agreement with a competitor of Centerpulse involving either the licensing of our intellectual property or the co-development of intellectual property, in each case relating to future generations of the CMI, Centerpulse may, at its option, accelerate the maturity of the debt. As of December 31, 2003, we owed approximately $7.0 million under these credit facilities. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. If an event of default occurs under the Credit Agreements, Centerpulse may exercise its right to foreclose on certain intellectual property used as collateral for the payment of these obligations. Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

We are dependent on a single or a limited number of suppliers and the loss of any of these suppliers could adversely affect our business.

      We rely upon our vendors for the supply of raw materials and product components used in the manufacture of our CMI and SharpShooter products. Furthermore, in several cases we rely on a single vendor to supply critical materials or components. In the event that we are unable to obtain components for any of our products, or are unable to obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. If we experience any delays in product availability, the costs incurred in locating alternative suppliers could have a material adverse effect on our operations.

Our reliance on third parties to distribute our products may increase our operating costs and reduce our operating margins.

      We rely on third parties to distribute our products. The CMI is distributed outside the U.S. under a distribution agreement with Centerpulse which is exclusive until April 17, 2004. The SharpShooter is currently marketed through an exclusive worldwide distribution agreement with Linvatec. The inability or lack of desire of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. We are subject to the risk that outside factors may prevent such third parties from meeting our distribution needs. In March 2003 the Boards of Smith & Nephew PLC and Centerpulse announced an agreement to combine their businesses, and in April 2003 Smith & Nephew made a formal offer to acquire Centerpulse. In May 2003, Zimmer pre-announced an unsolicited offer, and in June 2003 Zimmer published a formal offer to acquire Centerpulse. In August 2003, Centerpulse agreed to accept the Zimmer offer and on October 2, 2003 Zimmer announced the completion of its exchange offers, which resulted in Zimmer beneficially owning 98.7% of the issued Centerpulse shares. CMI sales to Centerpulse, our exclusive distributor of the CMI outside of the U.S. until April 17, 2004, decreased by approximately 73% for the year ended December 31, 2003 compared to the year ended December 31, 2002. Sales of the SharpShooter by Linvatec, the primary distributor of the SharpShooter, decreased by approximately 59% for the year ended December 31, 2003 compared to the year ended December 31, 2002. These distributors have in the past, and may in the future, fail to effectively distribute our products. The FDA has not approved the CMI for sale in the U.S. If the FDA does approve the CMI for sale in the U.S., we do not have a distributor for the CMI in the U.S., and there is no guarantee that we will be able to find a suitable third party to effectively distribute the CMI in the U.S. If we are unable to obtain a satisfactory distributor, we may distribute the CMI ourselves, which would force us to invest in sales and marketing personnel and related costs. Failure to distribute products to our customers in a timely and cost effective manner would cause our operating costs to increase and our margins to fall.

Disruption of our manufacturing could adversely affect our business, financial condition and results of operations.

      Our results of operations are dependent upon the continued operation of our manufacturing facility in Redwood City, California. The operation of biomedical manufacturing plants involves many risks. Such risks include the risks of breakdown, failure or substandard performance of equipment, the occurrence of natural and other disasters, and the need to comply with the requirements of directives from government agencies, including the FDA. The occurrence of material operational problems could have a material adverse effect on our business, financial condition, and results of operations during the period of such operational difficulties.

Our success depends upon our ability to recruit and retain key personnel.

      Our success depends, in part, upon our ability to attract and retain qualified operating personnel. Competition for skilled personnel in the areas of research and development, manufacturing, marketing and other areas is highly competitive. In addition, we believe that our success will depend on the continued employment of our Chairman, President and CEO, Dr. Gerald Bisbee with whom we have entered into an employment agreement, and our Senior Vice President, Clinical and Regulatory Affairs, John Dichiara with whom we have no formal employment agreement. We do not maintain key person life insurance for any of our personnel. To the extent we are unable to recruit or retain qualified personnel, our business may be adversely affected.

If we, or our third party suppliers, do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.

      Our research and development processes involve the controlled use of hazardous chemical and biologic materials, and produce waste products. We are subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and waste products. Our efforts to comply with applicable environmental laws require an ongoing and significant commitment of our resources. Although we believe that our procedures for handling and disposing of such materials and waste products materially comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials or waste products cannot be eliminated completely. In the event of such an accident, we could be held liable for any damages that result and appropriate corrective action, and any such liability could exceed our financial resources. Future changes in applicable federal, state or local laws or regulations or in the interpretation of current laws and regulations, could have a material adverse effect on our business. Failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous chemical and biologic materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

      If our third party suppliers do not comply with federal, state and local environmental, health and safety laws and regulations applicable to the manufacture and delivery of their products, our business could be adversely affected by the affects on third party product supply and/or pricing or we could be held liable for any resulting damages.

Our business could be materially adversely impacted by risks inherent in international markets.

      During the twelve months ended December 31, 2003, approximately 77% of our revenues were generated by customers outside the U.S. We expect that customers outside the U.S. will continue to account for a significant portion of our revenue in the future, at least until we are able to market the CMI (or other new products) in the U.S. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

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

      If we fail to successfully market and sell our products in international markets, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The lack of an independent audit committee may affect our ability to be listed on a national securities exchange or quotation system.

      We are not subject to the listing requirements of any national securities exchange or quotation system. Currently, only one member of our audit committee meets the definition of an “independent” director as defined by the Sarbanes-Oxley Act of 2002 or as defined by the NYSE or Nasdaq corporate governance standards. There is no guarantee that we will be able to appoint directors that will satisfy these requirements. If we are unable to appoint independent directors to the audit committee we will be precluded from listing any of our capital stock on a national securities exchange or quotation system.

We do not have an independent compensation committee; therefore compensation and benefits may be excessive, inadequate or improperly structured.

      Our compensation committee, which is set up to determine the compensation and benefits of our executive officers, to administer our stock plans and employee benefit plans and to review policies relating to the compensation and benefits of our employees, is not independent. The compensation committee performs its delegated functions and then recommends salary and other executive compensation to the full Board of Directors. Although decisions relating to executive compensation must be approved by the Board of Directors, the decisions made by a compensation committee which is not independent could result in excess compensation or benefits to our executives or employees. Additionally, the compensation committee could recommend inadequate or improperly structured compensation and benefits for our executives or employees which could result in a failure to retain or an inability to hire executives or employees.

The price of our common stock has been, and may continue to be, volatile.

      The market price of our common stock, like that of the securities of many other development stage companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three years, the closing price of our common stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $0.04 to a high of $1.39. The market price of our common stock could be impacted by a variety of factors, including:

•	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	Disclosure of the results of regulatory proceedings, including the approval or lack of approval by the FDA of the CMI;

•	Changes in government regulation;

•	Additions or departures of key personnel;

•	Our investments in research and development or other corporate resources;

•	Announcements of technological innovations or new commercial products or services by us or our competitors;

•	Developments in the patents or other proprietary rights owned or licensed by us or our competitors;

•	The timing of new product introductions;

•	Actual or anticipated fluctuations in our operating results;

•	Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;

•	The ability of our distribution partners to market and sell our products,

•	Changes in distribution channels; and

•	The ability of our vendors to effectively and timely deliver necessary materials and product components.

      Further, due to the relatively fixed nature of most of our costs, which primarily include personnel costs as well as facilities costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarter may not be indicative of results for future periods and should not be relied upon as an indication of our future performance. These fluctuations could cause the trading price of our stock to be negatively affected. Our quarterly operating results have varied substantially in the past and may vary substantially in the future. In addition, the stock market has been very volatile, particularly on the OTC Bulletin Board where our stock is quoted. This volatility is often not related to the operating performance of companies listed thereon and will probably continue in the foreseeable future.

Ownership of our stock is concentrated and this small group of stockholders may exercise substantial control over our actions.

      Based on shares outstanding as of December 31, 2003, the following entities own five percent or more of the outstanding common stock on an as converted basis: Sanderling Ventures owns approximately 30.5%; Centerpulse USA Holding Co. owns approximately 7.9%, L-R Global Partners LP owns approximately 5.0% and L-R Partners Global Fund LTD owns approximately 1.7%. These stockholders, if acting together, have the ability to exert substantial influence over the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

      Additionally, the holders of approximately 41.9% of our outstanding common stock on an as converted basis are parties to a stockholders’ agreement. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen ’s board, amending ReGen ’s certificate of incorporation to increase the number of authorized shares of common stock of ReGen and amending ReGen’s by-laws.

A substantial number of shares of our common stock are eligible for sale in the near future and this could cause our common stock price to decline significantly.

      All of the shares of common stock issued in connection with the merger of Aros Corporation and ReGen Biologics became eligible for sale pursuant to Rule 144 on June 21, 2003. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As restrictions on resale end and as certain shares of preferred stock are converted to common stock and sold the market price of our common stock could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

The subordination of our common stock to our preferred stock could hurt common stockholders and, upon conversion, our preferred stock will further dilute our holders of common stock.

      Our common stock is expressly subordinate to our Series A Stock and Series C Stock in the event of our liquidation, dissolution or winding up. With respect to our Series A Stock and Series C Stock, any merger or sale of substantially all of our assets shall be considered a deemed liquidation. If we were to cease operations and liquidate our assets, we would first be required to pay approximately $16.8 million to the holders of our Series A Stock and Series C Stock and there may not be any remaining value available for distribution to the holders of common stock after providing for the Series A Stock and Series C Stock liquidation preference.

      The holders of our outstanding convertible preferred stock may elect to convert their shares into our common stock at any time. As of March 19, 2004 all outstanding shares of our Series A Stock and Series C Stock were convertible into an aggregate amount of approximately 37,544,504 shares of our common stock. As of March 19, 2004, 29,370,716 shares of our common stock were outstanding. Therefore, upon a conversion of all outstanding shares of preferred stock, an aggregate of 66,915,220 shares of our common stock would be outstanding, resulting in a 128% overall dilution of the current holders of common stock.

The exercise of warrants or options may depress our stock price and may result in dilution to our common stockholders.

      There are a significant number of warrants and options to purchase our stock outstanding, including those warrants to purchase up to 2,079,965 shares of common stock issued in connection with the Series C Stock financing which occurred in September of 2003.

      If the market price of our common stock rises above the exercise price of outstanding warrants and options, holders of those securities are likely to exercise their warrants and options and sell the common stock acquired upon exercise of such warrants and options in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options or warrants exercise those options or warrants, our common stockholders will incur dilution.

      As of December 31, 2003, warrants to purchase 4,706,587 shares of our common stock at a weighted average exercise price of $0.76 per share were outstanding and options to purchase 15,564,655 shares of common stock at a weighted average exercise price of $0.60 per share were outstanding.

We grant stock options and warrants as payment for consulting services and the exercise of such options and warrants may result in dilution to our common stockholders.

      We have granted stock options and warrants as payment for consulting services in the past and we may continue to do so in the future. In 2002 we issued 1,543,478 options to acquire common stock as payment for consulting services with exercise prices ranging from $0.13 per share to $0.22 per share. In 2003 we issued 30,523 options to acquire common stock with an exercise price of $0.45 per share and 700,000 warrants to acquire common stock with an exercise price of $0.45 per share. To the extent that such options or warrants are exercised, our shareholders will incur dilution.

We may not be able to utilize all of our net operating loss carryforwards.

      The Company had a net operating loss carryforwards at December 31, 2003 of approximately $39.1 million and a research and development tax credit of approximately $410,000. The federal and state net operating loss carryforwards will begin to expire in 2004, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

We have established several anti-takeover measures that could delay or prevent a change of our control.

      Under the terms of our amended and restated certificate of incorporation, our board of directors is authorized, without any need for action by our stockholders, but subject to any limitations prescribed by law, to issue shares of our preferred stock in one or more series. Each series may consist of such number of shares and have the rights, preferences, privileges and restrictions, such as dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the right to increase or decrease the number of shares of any series, as the board of directors shall determine. The board of directors may issue preferred stock with voting or conversion rights that may delay, defer or prevent a change in control of our company and that may adversely affect the market price of the common stock and the voting and other rights of the holders of common stock. Additionally, our board of directors adopted a stockholder rights plan and declared a dividend distribution of one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase securities at a specified purchase price, subject to adjustment. The rights plan may have the anti-takeover effect of causing substantial dilution to the person or group that attempts to acquire our company on terms not approved by the board of directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of our capital stock and could delay, defer or prevent a merger or acquisition of our company that stockholders may consider favorable.

Our common stock is subject to the SEC’s Penny Stock rules, which may make our shares more difficult to sell.

      The SEC rules regarding penny stocks may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies;

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed; and

•	give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation.

      These rules may make it more difficult for broker-dealers to effectuate customer transactions and trading activity in our securities and may result in a lower trading volume of our common stock and lower trading prices.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

      Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the managements of ReGen and RBio and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in the Risk Factors section of this Form 10-K. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

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

      Our obligations as of December 31, 2003 include debt instruments equal to (i) $425,000, original principal of $350,000 plus accrued interest through 2003, bearing interest at a fixed rate that compounds annually and (ii) approximately $6.6 million, $5.7 million in original principal plus accrued interest through 2003, bearing interest that compounds annually at variable rates ranging from 1.14% to 1.56% during 2003, adjusts annually at the anniversary dates of the loans, and is based upon the 1 year LIBOR. The book value of the variable rate debt approximates fair value. The fair value of the fixed rate debt instrument based on our estimate of our current incremental borrowing rate of 200-400 basis points above the prime rate is approximately $283,000 at December 31, 2003. As of December 31, 2002 our obligations included (i) $400,000 in principal plus accrued interest through 2002, bearing interest at a fixed rate and (ii) approximately $6.5 million in principal plus accrued interest through 2002 bearing interest at variable rates ranging from 1.27% to 2.93%. The fair value of the fixed rate debt instrument based on the same methodology applied in the current year was approximately $218,000 for December 31, 2002. A 100 basis point fluctuation in our estimated incremental borrowing rate would cause a variance of between $15,000 and $16,000 in the estimated fair value at December 31, 2003 and a variance of between $14,000 and $15,000 at December 31, 2002. All principal and accrued interest under these loans mature on the earlier of 36 months from the date we receive FDA approval for the CMI product, or December 31, 2009.

Item 8.	Financial Statements

REPORT OF INDEPENDENT AUDITORS

To: Board of Directors

ReGen Biologics, Inc.

      We have audited the accompanying consolidated balance sheets of ReGen Biologics, Inc. (a development stage company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and Series A and Series C redeemable convertible preferred stock, and cash flows for each of the three years in the period ended December 31, 2003 and for the period from December 21, 1989 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReGen Biologics, Inc. (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and for the period from December 21, 1989 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

/S/ ERNST & YOUNG LLP

Baltimore, Maryland

March 26, 2004

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,323	$1
Short-term investments	—	3,473
Trade receivables	11	8
Receivables from related parties	—	81
Inventory	216	262
Prepaid expenses and other current assets	247	91

Total current assets	8,797	3,916
Property and equipment, net	80	129
Other assets	152	181

Total assets	$9,029	$4,226

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$408	$251
Accounts payable to related parties	26	7
Accrued expenses	466	206
Merger cost accrued expenses	75	198
Current portion of capital leases	4	5

Total current liabilities	979	667
Pension liability	144	144
Other liabilities	19	41
Long-term portion of capital leases	3	7
Long-term portion of notes payable to related parties, including accrued interest of $958 and $685 as of December 31, 2003 and 2002, respectively	7,001	6,728

Total liabilities	8,146	7,587
Series A redeemable convertible preferred stock, $.01 par value; 60,000,000 shares authorized, liquidation preference of $6,855; and 15,298,351 shares issued and outstanding as of December 31, 2003 and 2002	6,855	6,855
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $9,969; and 22,246,153 and 0 shares issued and outstanding as of December 31, 2003 and 2002, respectively	8,439	—
Stockholders’ equity (deficit):
Common stock, $.01 par value; 130,000,000 authorized shares; 29,318,901 shares issued and 29,300,786 shares outstanding as of December 31, 2003, net of 18,115 shares held in treasury; 29,088,901 shares issued and 29,070,786 shares outstanding as of December 31, 2002, net of 18,115 shares held in treasury	293	291
Accumulated other comprehensive loss	(58)	(58)
Additional paid-in capital	37,249	31,373
Deficit accumulated during development stage	(51,895)	(41,822)

Total stockholders’ equity (deficit)	(14,411)	(10,216)

Total liabilities and stockholders’ equity (deficit)	$9,029	$4,226

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
	Years Ended December 31,			December 21, 1989
				(Inception) to
	2003	2002	2001	December 31, 2003

	(In thousands, except per share data)
Revenues:
Sales	$262	$737	$434	$2,395
Royalties	31	44	56	141
Grant and other revenue	—	—	—	433

Total revenues	293	781	490	2,969

Expenses:
Costs of goods sold	349	1,039	700	2,931
Research and development	2,675	2,222	2,125	27,851
Business development, general and administrative	2,483	2,147	1,592	13,726
Compensation expense associated with stock options and warrants	367	3,300	1,209	6,342

Total expenses	5,874	8,708	5,626	50,850

Operating loss	(5,581)	(7,927)	(5,136)	(47,881)
Merger cost	—	(515)	—	(515)
Interest and other income	23	66	12	1,234
Rental income	381	511	451	1,566
Rental expense	(278)	(316)	(303)	(1,047)
Interest expense	(275)	(1,770)	(354)	(2,959)
License fees	—	—	1,000	2,050

Net loss	$(5,730)	$(9,951)	$(4,330)	$(47,552)

Basic and diluted net loss per share:	$(0.20)	$(0.56)	$(0.25)	$(2.65)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for the year ended 2001 and prior)	29,114	17,671	17,045	17,950

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to December 31, 2003

					Stockholders Equity (Deficit)

	Series A Redeemable		Series C Redeemable		Series A-F		Series B
	Convertible Preferred		Convertible Preferred		Convertible Preferred		Convertible Preferred
	Stock		Stock		Stock		Stock

	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—
Issuance of common stock at $0.005 per share for cash in November 1991					—	—
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—
Net loss from inception (December 21, 1989) through December 31, 1992					—	—

Balance at December 31, 1992					1,951,338	1
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—
Net loss					—	—

Balance at December 31, 1993					2,501,890	1
Net loss					—	—

Balance at December 31, 1994					2,501,890	1
Net loss					—	—

Balance at December 31, 1995					2,501,890	1
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—
Net loss					—	—

Balance at December 31, 1996					3,693,211	1
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—
Net loss					—	—

Balance at December 31, 1997					4,028,525	1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(In thousands, except share and per share data)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990	1,400,000	$1	$44	$—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991	700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44	—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29	—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992	—	—	—	—	(2,476)		(2,476)

Balance at December 31, 1992	2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29	—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993	200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant	5,000	—	1	—	—		1
Net loss	—	—	—	—	(1,342)		(1,342)

Balance at December 31, 1993	2,105,200	1	6,828	—	(3,818)		3,012
Net loss	—	—	—	—	(1,463)		(1,463)

Balance at December 31, 1994	2,105,200	1	6,828	—	(5,281)		1,549
Net loss	—	—	—	—	(1,959)		(1,959)

Balance at December 31, 1995	2,105,200	1	6,828	—	(7,240)		(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536	—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	163,333	—	43	—	—		43
Net loss	—	—	—	—	(1,931)		(1,931)

Balance at December 31, 1996	2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53	—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	32,111	—	5	—	—		5
Net loss	—	—	—	—	(3,868)		(3,868)

Balance at December 31, 1997	2,300,644	1	17,355	—	(13,039)		4,318

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2003

Stockholders’ Equity
(Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A-F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

(In thousands, except share and per share data)
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—
Compensation expense associated with stock option modifications					—	—
Net loss					—	—

Balance at December 31, 1998					4,028,525	1
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—
Compensation expense associated with stock option grants					—	—
Net loss					—	—

Balance at December 31, 1999					4,481,835	1
Compensation expense associated with stock option grants in prior year					—	—
Compensation expense associated with stock option grants in current year					—	—
Stock options cancelled during 2000					—	—
Net loss					—	—

Balance at December 31, 2000					4,481,835	1
Exercise of common stock options at $.10 per share in 2001					—	—
Exercise of common stock options at $1.45 per share in 2001					—	—
Compensation expense associated with stock option grants in prior years					—	—
Compensation expense associated with stock option grants in current year					—	—
Stock options cancelled during 2001					—	—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity
	(Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(In thousands, except share and per share data)
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	159,879	—	108	—	—		108
Compensation expense associated with stock option modifications	—	—	56	—	—		56
Net loss	—	—	—	—	(3,815)		(3,815)

Balance at December 31, 1998	2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash	—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants	—	—	3,436	(3,247)	—		189
Net loss	—	—	—	—	(5,458)		(5,458)

Balance at December 31, 1999	2,502,919	1	24,943	(3,247)	(22,312)		(614)
Compensation expense associated with stock option grants in prior year	—	—	—	738	—		738
Compensation expense associated with stock option grants in current year	—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000	—	—	(1,089)	1,089	—		—
Net loss	—	—	—	—	(5,229)		(5,229)

Balance at December 31, 2000	2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001	25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001	125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years	—	—	—	935	—		935
Compensation expense associated with stock option grants in current year	—	—	1,010	(833)	—		177
Stock options cancelled during 2001	—	—	(161)	161	—		—

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2003

					Stockholders’ Equity (Deficit)

	Series A
	Redeemable		Series C Redeemable		Series A-F		Series B
	Convertible		Convertible Preferred		Convertible Preferred		Convertible
	Preferred Stock		Series C		Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—
Net loss					—	—

Balance at December 31, 2001					4,481,835	1
Issuance of Common Stock
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1
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
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock
Issuance of Company Common Stock
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)
Conversion of Convertible Preferred Series B Stock to Company Common Stock							(12,025,656)	(120)
Minimum Pension Liability
Net loss
Other comprehensive loss

Balance at December 31, 2002	15,298,351	$6,855			—		$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(In thousands, except share and per share data)
Deferred stock compensation associated with stock option grants to non-employees in 2001	—	—	228	(131)	—		97
Net loss	—	—	—	—	(4,330)		(4,330)

Balance at December 31, 2001	2,528,044	1	27,058	(2,930)	(31,871)		(7,741)
Issuance of Common Stock	301,930	1	104				105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138			6,716				6,717
Deferred stock compensation associated with stock option grants in 2002			370	(370)
Compensation expense associated with stock options outstanding				452			452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing			657				657
Valuation of beneficial conversion associated with bridge financing			843				843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger				2,848			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation/ redemption value			(6,854)				(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	297,146	3	(122)
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock	(2,829,974)	(1)	1
Issuance of Company Common Stock	7,781,018	78	(78)
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	8,966,966	89	2,678				2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	12,025,656	120
Minimum Pension Liability						(58)	(58)

Net loss					(9,951)		(9,951)

Other comprehensive loss							(10,009)

Balance at December 31, 2002	29,070,786	$291	$31,373	$—	$(41,822)	$(58)	$(10,216)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2003

					Stockholders’ Equity (Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A-F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

	(In thousands, except share and per share data)
Compensation expense associated with stock options outstanding
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			22,246,153	$9,357
Issuance of Common Stock warrants to Series C Stockholders				(969)
Valuation of beneficial conversion associated with Series C Stock financing				(4,292)
Accretion of beneficial conversion associated with Series C Stock financing				4,292
Issuance of Common Stock — warrants exercised
Accretion of Series C Stock issuance cost				51
Net loss and comprehensive loss

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(In thousands, except share and per share data)
Compensation expense associated with stock options outstanding			405				405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			97				97
Issuance of Common Stock warrants to Series C Stockholders			969				969
Valuation of beneficial conversion associated with Series C Stock financing			4,292				4,292
Accretion of beneficial conversion associated with Series C Stock financing					(4,292)		(4,292)
Issuance of Common Stock — warrants exercised	230,000	2	113				115
Accretion of Series C Stock issuance cost					(51)		(51)
Net loss and comprehensive loss					(5,730)		(5,730)

Balance at December 31, 2003	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
	Year Ended December 31,			December 21, 1989
				(Inception) to
	2003	2002	2001	December 31, 2003

	(In thousands)
Operating Activities
Net loss	$(5,730)	$(9,951)	$(4,330)	$(47,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	367	3,300	1,209	6,344
Amortization of debt discount for warrant and beneficial conversion feature	—	1,500	—	1,500
Non-cash interest expense	273	270	354	1,154
Depreciation and amortization	93	238	272	2,126
Loss on disposal of property and equipment	—	—	—	9
Changes in operating assets and liabilities:
Other current assets and receivables	(40)	200	(34)	(165)
Inventory	46	31	(92)	(216)
Other assets	29	(131)	—	(102)
Accounts payable and accrued expenses	313	(194)	164	664
Other liabilities	(22)	—	41	19

Net cash used in operating activities	(4,671)	(4,737)	(2,416)	(36,219)
Investing Activities
Purchases of property and equipment	(44)	(6)	(14)	(1,983)
Changes in short-term investments	3,473	(201)	397	2,945

Net cash provided by (used in) investing activities	3,429	(207)	383	962
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	—	6
Reduction in payable to stockholder	—	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs	9,454	3,857	—	34,221
Proceeds from issuance of common stock	115	105	3	416
Repayment on capital lease obligations	(5)	(6)	(3)	(117)
Proceeds from notes payable	—	988	2,030	11,410
Payments on notes payable	—	—	—	(2,323)

Net cash provided by financing activities	9,564	4,944	2,030	43,579

Net increase (decrease) in cash	8,322	—	(3)	8,322
Cash at beginning of period	1	1	4	1

Cash at end of period	$8,323	$1	$1	$8,323

Supplemental disclosure of cash flow information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	—	$300
Equipment purchased pursuant to capital leases	—	10	10	124
Cancellation of stock options associated with deferred stock compensation associated	—	—	161	1,250
Net assets assumed in merger	—	2,733	—	2,733
Conversion of bridge financing to equity	—	2,860	—	2,860
Cash disclosure:
Cash paid for interest	2	2	—	314

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

      On June 21, 2002, the Company approved a merger of RBio, Inc. (“RBio”) into Aros Acquisition Corporation, a wholly owned subsidiary of the Company. In connection with the acquisition of RBio discussed below, as of November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the new ticker symbol “RGBI”, effective November 20, 2002. The merger included all of RBio’s business and operating activities and employees.

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

      The CMI and SharpShooter in 2000 each received the CE Mark for distribution in the European Economic Community. In 2002, the CMI was cleared for marketing in Australia and Chile, and in 2000, the SharpShooter received marketing clearance by the United States Food and Drug Administration (“FDA”) for sale in the United States. In the fourth quarter of 2002 the Company completed the required enrollment and related surgical procedures for its CMI clinical trial in the United States.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The U.S. CMI clinical trial is a multicenter pivotal trial consisting of 288 patients, 14 centers and 23 surgeons. Prior to submission of results in the Company’s Pre-market Approval Application (“PMA”), all patients will undergo a clinical follow-up exam at two years after the date of their CMI procedure. The Company expects these two-year clinical follow-up exams will be completed in the fourth quarter of 2004, with submission of the completed PMA to the FDA shortly thereafter. To date, the Company has collected two-year clinical results on approximately 66% of the patients in the CMI trial.

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

      The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory approvals for its CMI and other products. Although the CMI is cleared for sale and distributed in Europe, Australia and Chile, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The process of review by the FDA is uncertain, and while the Company expects that the FDA Orthopedic Panel will issue its ruling on the CMI product in late 2005, and a final decision from the FDA is expected shortly thereafter, there is no guarantee that the Company will receive approval by the FDA in any specific time frame, or at all. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. will not occur until, at the earliest, late 2005.

      In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address various other operating issues, including special third party reimbursement provisions for the surgeons and facilities that will be responsible for implanting the Company’s CMI or other future products. While the Company is actively working to address these issues, there is no guarantee that the Company will be able to obtain special reimbursement provisions, or obtain them in any given time frame.

      The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives FDA approval for the CMI and is able to market the CMI in the United States. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, and planned spending rates, management believes the Company has adequate cash on hand to support ongoing operations through the first quarter of 2005. The Company plans to raise additional capital, which depending upon market conditions could be concluded as early as the second quarter of 2004, which it expects would allow it to continue to operate through the date that the FDA is expected to make a final decision regarding approval of the CMI.

(2)	BASIS OF PRESENTATION

      On June 21, 2002, the Company approved a merger of the Subsidiary into Aros Acquisition Corporation, a wholly owned subsidiary of the Company. The acquisition of the Subsidiary has been recorded for accounting purposes as a reverse merger and recapitalization, whereby the Subsidiary is assumed to be the accounting acquirer of the Company. For purposes of this filing and future filings, the historical financial statements of the Subsidiary including related notes have replaced the prior historical financial statements of the Company. On the date of the merger between the Subsidiary and the Company, the assets and liabilities of the Company were merged into the historical balance sheet of the

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Subsidiary for consolidated financial statement purposes as if the Subsidiary had acquired the Company. The assets and liabilities of the Company at the acquisition date comprised approximately $2,950 in cash, approximately $212 in prepaid and other assets and approximately $430 in accounts payable, accrued expenses and other liabilities. The fair values of these assets and liabilities approximate their book values at the acquisition date. Because the Company was essentially a non-operating entity at the time of the merger, the merger was considered a capital transaction in substance and no goodwill was recorded. The common and preferred stock of the Subsidiary that was outstanding at the date of the merger was replaced with the common and preferred stock (along with additional paid in capital) of the Company including those shares issued to consummate the merger. The historical retained deficits of the Subsidiary were carried forward into the merged company.

      Costs associated with the merger included legal and accounting fees and an estimate of the costs to be incurred to register the unregistered shares distributed to the former shareholders of the Subsidiary in connection with the merger. The costs incurred in 2002 in connection with the merger were $515.

      For the twelve months ended December 31, 2002, the pro forma amounts indicating results as if the merger had taken place on January 1, 2002 for revenue, net loss and earnings per share were $781, ($9,963) and ($0.56), respectively.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents and Short-term Investments

      The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified the cash held in a money market account and sweep account as cash equivalents. During the third quarter of 2003, the Company changed its investment portfolio and as of December 31, 2003, held cash equivalents of $8,091 in a money market account and $232 in a sweep account.

      The Company had $0 and $3,473 of short-term investments invested in U.S. and foreign government agency and corporate securities as of December 31, 2003 and December 31, 2002, respectively. At December 31, 2002, all short-term investments were debt securities classified as held to maturity, and, accordingly, were carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. The Company did not have any material realized or unrealized gains or losses at December 31, 2003 and December 31, 2002 and for the years then ended.

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

     Property and Equipment

      Property and equipment are stated at cost. Depreciation of computer, office, and manufacturing equipment is calculated using the straight-line method over the estimated useful lives (three to five years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

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

      Revenues from sales of products are recognized when goods are shipped to the distributors (the customers). Amounts billed to customers for shipping and handling are included in revenues. Under our agreements our customers do not have a right to return the product other than for quality issues and are required to purchase minimum quantities.

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

     Advertising Costs

      All advertising costs are expensed as incurred. During the years ended December 31, 2003, 2002 and 2001, the Company expensed approximately $18, $89 and $66, respectively, as advertising costs.

     Comprehensive Loss

      Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The Company’s other comprehensive loss comprises a minimum pension liability.

     Fair Value of Financial Instruments and Concentrations

      The carrying amount of the Company’s variable rate debt approximates fair value. The fair value of the fixed rate debt was approximately $233 and $218 as of December 31, 2003 and 2002, respectively. The fair value of the fixed rate debt is based on the Company’s estimate of its current incremental borrowing rate of 200 – 400 basis points above the prime rate. The carrying amount of the Company’s cash and cash equivalents, short-term investments, receivables, receivables from related parties, accounts payable and accrued expenses approximates fair value due to their short-term nature.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The Company currently has two principal customers (see Note 9), which market and sell the Company’s two current products. Customer A has the license to sell the Sharp Shooter product. Customer B, which is also a shareholder of the Company, has the license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. Concentrations of receivables and revenues by customer as of and for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Accounts receivable:
Customer A	100%	8%	99%
Customer B	—%	92%	—%
Sales revenues:
Customer A	23%	55%	66%
Customer B	77%	45%	34%
Royalties:
Customer A	100%	100%	100%

      In several cases the Company relies on a single vendor to supply critical materials or components. Spear Products is our sole supplier of tendon. The Seikagaku Corporation is our sole supplier of sodium chondroitin sulfate. Lifecore Biomedical is our sole supplier of sodium hyaluronate. Proximal, Inc. is our sole supplier for certain of the SharpShooter components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

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

      In August 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, entitled, Accounting for the

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superseding previous guidance for discontinued operations of business segments. This statement is effective for fiscal years beginning after December 15, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Company’s consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for employee stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related Interpretations. Accordingly, compensation expense for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The estimated expense is recognized over the vesting periods specified in the respective grant awards. For grant awards that provide for graded vesting, the Company recognizes the estimated expense on an accelerated basis. The Company has adopted the annual and interim disclosure provisions of SFAS No. 148.

      Had compensation costs for the Company’s stock options been determined based on SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Year Ended December 31

	2003	2002	2001

Net loss, as reported	$(5,730)	$(9,951)	$(4,330)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	97	3,128	1,119
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(409)	(6,386)	(2,070)

Pro forma net loss	$(6,042)	$(13,209)	$(5,281)

Earnings per share:
Basic and diluted — as reported	$(0.20)	$(0.56)	$(0.25)
Basic and diluted — pro forma	$(0.21)	$(0.75)	$(0.31)

      The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The following assumptions were used in the pricing calculation for 2003, 2002 and 2001:

	Year Ended December 31,

	2003	2002	2001

Risk-free interest rate	2.94 – 4.05%	2.55 – 4.05%	4.41 – 5.34%
Dividend yield	0%	0%	0%
Expected lives	5 – 10 years	7 years	7 years
Expected volatility	102.10 – 108.10%	93.27%	82.73%

      The expected volatility for 2001 and 2002 was calculated by using the average volatility of comparative companies due to RBio being a privately held company prior to the reverse merger and recapitalization. The expected volatility for 2003 was calculated by using historical stock prices.

      In December 2003, the FASB issued FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. See Note 11 for new disclosures regarding the Company’s benefit plans.

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

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Currently, entities are generally consolidated by a company that has a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) to clarify some of the provisions of FIN 46. For the year ended December 31, 2003, the Company is required to apply the provisions of FIN 46 that relate to special purpose entities (SPEs) created prior to February 1, 2003. Adoption of these provisions did not have a material impact on the Company’s financial statements. For the quarter ending March 31, 2004, the Company is required to adopt the provisions related to non-SPEs created prior to February 1, 2003, and the provisions related to all entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The Company is currently evaluating what effects, if any, the adoption of these provisions will have but does not expect a material impact.

     Reclassifications

      Certain prior year and inception to December 31, 2003 balances have been reclassified to conform to the current year’s presentation.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(4)	PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

	December 31,	December 31,
	2003	2002

	(In thousands)
Computer equipment	$111	$230
Office equipment	105	101
Manufacturing equipment	464	616
Leasehold improvements	1,175	1,198

	1,855	2,145
Less accumulated depreciation and amortization	(1,775)	(2,016)

	$80	$129

(5)	INVENTORY

      Inventory consists of the following:

	December 31,	December 31,
	2003	2002

	(In thousands)
Raw material	$29	$24
Work in process	16	146
Finished goods	171	92

	$216	$262

      Inventory was adjusted down $62 and $18 during 2003 and 2002, respectively, to reflect values at the lower of cost or market. At December 31, 2003, 8% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for its products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

(6)	ACCRUED EXPENSES

      Accrued expenses consist of the following:

	December 31,	December 31,
	2003	2002

	(In thousands)
Accrued professional fees	$190	$94
Accrued officer compensation	178	—
Accrued printing cost	26	—
Other accrued cost	72	112

	$466	$206

(7)	NOTES PAYABLE

     Credit Agreement and 2000 Credit Agreement

      On November 30, 1998, the Subsidiary entered into a Credit Facility (Credit Agreement) with a shareholder, who also holds the exclusive license to sell the Company’s CMI product outside of the United States. (see Note 9). The Credit Agreement provides for financing tranches of up to $2,043. As of

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

December 31, 2003, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on December 1, 2003. During 2002, the Credit Agreement was amended to extend the maturity date to the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Subsidiary may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity. The outstanding balance bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 1.32% – 1.55% and 1.27% – 2.35% during 2003 and 2002, respectively. Accrued interest related to the Credit Agreement is due upon maturity of the underlying principal.

      On March 15, 2000 the Subsidiary entered into another Credit Facility (2000 Credit Agreement) with the same shareholder as the Credit Agreement. The 2000 Credit Agreement provided for financing tranches of up to $4,000. As of December 31, 2003, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on March 14, 2005. During 2002, the 2000 Credit Agreement was amended to extend the maturity date to the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Subsidiary may, at its option and subject to certain conditions, require any unpaid debt be converted to equity. The Subsidiary believes that debt repayment will not be accelerated under the terms of the Credit Agreement with Centerpulse due to its election to exercise its contractual right to convert the distribution agreement to a non-exclusive agreement. As such, the total amount of the debt with Centerpulse is classified as a long-term liability at December 31, 2003. $350 of the financing is fixed at a rate of 7% compounded annually. The remaining $3,650 bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 1.14% – 1.56% and 1.56% – 2.93% during 2003 and 2002, respectively. Accrued interest related to the 2000 Credit Agreement is due upon maturity of the underlying principal.

      In connection with the Credit Agreement and the 2000 Credit Agreement, the lender has obtained a security interest in certain of the Company’s intellectual properties.

      As of December 31, 2003, accrued interest on the credit facilities was approximately $958. The weighted average interest rate on the credit facilities for the year ended December 31, 2003 and 2002 was 1.90% and 2.93%, respectively.

     Bridge Loan Agreement and 2002 Bridge Loan Agreement

      On April 13, 2001 the Subsidiary entered into a bridge loan agreement (Bridge Loan Agreement) with existing shareholders and a third party, whereby the lenders were committed to make available up to $3,000, subject to terms outlined in the Bridge Loan Agreement, in exchange for convertible subordinated notes. Based on these terms, $1,674 became available under the Bridge Loan Agreement and was deposited into an escrow account. In addition to the principal, the Subsidiary was able to borrow interest accrued on the principal while the proceeds were held in escrow. As of June 21, 2001, the Subsidiary had borrowed $1,681 under the Bridge Loan Agreement. Interest compounded annually at Prime plus one percent, or 9.0% at the time of the loan and was due upon maturity of the underlying principal. In accordance with the terms of these notes, the outstanding principal and accrued interest was converted into Series G Convertible Preferred Stock of the Subsidiary and ultimately into Series A Convertible Preferred Stock of ReGen (see further discussion below). In addition, upon conversion of the notes, the terms of warrants attached to the notes became fixed (see further discussion below).

      In March 2002 the Subsidiary entered into $1,000 of convertible subordinated promissory notes (Notes) with related parties. The Notes were scheduled to mature in March 2003 and accrued interest at Prime plus 1%, or 5.75% at the time of the loan. In accordance with the terms of these notes, the outstanding principal and accrued interest was converted into Series G Convertible Preferred Stock of the Subsidiary and ultimately into Series A Convertible Preferred Stock of ReGen (see further discussion

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

below). In addition, upon conversion of the notes, the terms of the warrants attached to the notes became fixed (see further discussions below).

      On June 21, 2002, the Subsidiary issued 5,564,048 shares of Series G Convertible Preferred Stock (Series G Stock) to existing shareholders of the Subsidiary for $1.2321 per share. Cash of $4,000 was received for 3,246,490 of the shares issued. The remaining 2,317,558 shares were issued upon conversion of the borrowings under the Bridge Loan Agreement and Notes, principal and accrued interest from 2001 and 2002 financings with a value of approximately $2,860. Subsequent to the conversion of these notes payable into Series G Stock, and also on June 21, 2002, in connection with the merger of ReGen and Aros, the Series G Stock was exchanged for Series A Convertible Preferred Stock of ReGen at a rate of 2.7495 ReGen Series A Stock for each share of ReGen Series G Stock, resulting in 6,372,126 shares of Aros Series A Stock.

      In accordance with the terms of the Bridge Loan Agreement and the Notes, on June 21, 2002, the Subsidiary issued 782,602 five year warrants for common stock exercisable for $1.2321 per share, calculated based upon 25% of the principal and interest outstanding on the 2001 notes and 50% of the principal and interest outstanding on the 2002 notes payable as of June 21, 2002, divided by $1.2321 per share (the purchase price per share paid for the Series G Stock). In connection with the Merger of RBio and ReGen, these warrants were assumed by the Company. Subsequent to the merger, the warrants became exercisable for 2,151,765 shares of ReGen Common Stock at a price of $0.43 per share. In accordance with the terms of the Bridge Loan Agreement and the Notes, the exercise price and number of shares exercisable under the warrants was not known until the consummation of the Series G financing. Therefore, no value had previously been assigned to the warrants or the beneficial conversion feature of the Bridge Loan Agreement and the Notes. At June 21, 2002 the value of the warrants issued was established as $657 and the value of the beneficial conversion was established as $844. The sum of these amounts was recorded as a reduction of the borrowings outstanding (debt discount) and an increase in additional paid in capital on June 21, 2002. The warrants and beneficial conversion are fully vested; therefore the entire amount of the debt discount was recorded as interest expense on June 21, 2002.

(8)	CAPITAL LEASES

      Future payments under capital lease obligations at December 31, 2003 are as follows:

December 31, 2003
Capital Leases

(In thousands)
2004	4
2005	3

7
Amounts representing interest	(1)

$6

      Included in property and equipment at December 31, 2003 and 2002 is $21 related to the capital leases. Amortization of assets recorded under capital leases is included in the Company’s depreciation expense. These leases have original terms of 2 and 3 years and imputed interest rates of 8.3% and 14.24%.

(9)     LICENSE AGREEMENTS

     Product Distribution License Agreements

      In February 1996, the Subsidiary entered into a perpetual product distribution agreement (1996 Product Distribution Agreement) for the Collagen Meniscus Implant (CMI) with a shareholder of the

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

Subsidiary (Customer B), who is also the holder of the majority of the Subsidiary’s long-term debt. The Subsidiary received a nonrefundable, non-creditable $750 licensing fee in February 1996 in exchange for the granting of exclusive distribution and marketing rights outside the United States of America for the product under development.

      An additional $1,000 was recognized as other income during 2001 under the milestone provisions as adjusted by a new agreement between the parties during 2001. This payment is also nonrefundable and non-creditable. The Subsidiary may be due additional milestone fees in future years based on the achievement of future sale volumes by Customer B under this agreement. Also, under this agreement, the Subsidiary will be reimbursed by Customer B for all expenses it incurs in connection with obtaining regulatory approval for the CMI outside the United States of America. At December 31, 2003 and 2002, the Subsidiary had a receivable from Customer B of approximately $0 and $81, respectively.

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

      In 2003, Customer B was obligated to sell a minimum of 800 CMIs. On February 5, 2004, Customer B submitted its final sales report for the calendar year ended December 31, 2003. This report indicated that Customer B failed to meet the minimum sales requirements. According to the terms of the 1996 Product Distribution Agreement as amended, the Subsidiary had 45 calendar days from receipt of the final sales report to exercise the options provided under the agreement. Pending the outcome of ongoing discussions with Customer B, the Subsidiary elected to amend the distribution agreement to make the distribution rights to the CMI held by Customer B non-exclusive. Pursuant to the terms of the distribution agreement, this election will take effect as of April 17, 2004, 30 days from the date of Customer B’s receipt of the notice, unless Customer B elects to initiate arbitration regarding the Subsidiary’s election prior to the effective date.

      During 2000, the Subsidiary entered into an exclusive distribution agreement with a distributor granting the distributor exclusive rights to sell the Sharp Shooter product throughout the world. The Company received and recognized as license fee income a $300 nonrefundable, non-creditable license fee in 2000. This agreement continues in force so long as the distributor meets certain sales minimums. The distributor is obligated to pay the Subsidiary a royalty on net sales of products sold by the distributor to end users at rates between 10% and 12%. For the years ended December 31, 2003, 2002 and 2001, the amount of royalty income under this agreement was approximately $31, $44 and $56, respectively. The distributor is also required to pay a minimum royalty in order to maintain the exclusive distributor status. To meet the minimum royalty’s requirement, the distributor would have owed an additional $99 through December 31, 2003. Management has determined that based on the current status of negotiations with the distributor over possible modifications to the agreement, that these amounts do not meet the criteria for revenue recognition and have therefore not been included in revenue in either year.

     Technology License Agreements

      In April 1997, the Subsidiary entered into an agreement with a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the Sharp Shooter. The Subsidiary paid $100 in 1997 in license fees ($80 to the member of the Board of Directors and $20 to MPC). Such fees were charged to research and development expense

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

as the related technology was considered by the Subsidiary to be in the development stage, and such technology had no alternative future use. The Subsidiary is required to pay a royalty of up to 6% (up to 4.8% to the member of the Board of Directors and up to 1.2% to an assignee of MPC) on net sales of products sold incorporating the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. For the years ended December 31, 2003, 2002 and 2001, royalty expense under this agreement approximated $9, $12 and $15, respectively which is included in business development, general and administrative section in the accompanying Statement of Operations, under this agreement. Royalties accrued under this agreement are included in other accrued cost and approximated $3 and $2, respectively.

      In 1995, the Subsidiary entered into an exclusive license agreement with an employee pursuant to which the employee granted the Subsidiary an exclusive worldwide right and license to certain technology considered by the Subsidiary to be a candidate for use in products of the Subsidiary, including the rights to certain patents and to any products resulting from the use of such technology and/or patents. Under the exclusive license agreement, the Subsidiary agreed to pay the employee a license issue fee of $250 in five equal installments of $50 per year. The Subsidiary is also required to pay a royalty of: (a) 6% on products covered by a valid patent claim; (b) 3% on products not covered by a valid patent claim; and (c) 50% of royalties actually received by the Subsidiary from sub-licensees who are not affiliates. The Subsidiary completed its payments under this license agreement during fiscal 2000. In addition, the Subsidiary paid all costs incurred by the employee prior to August 24, 1995 for filing, prosecuting and maintenance of licensed patents, in the amount of $50. The exclusive license agreement will expire on the later to occur of ten years from the commercial sale of any licensed product (as defined in the agreement) or the date of expiration of the last to expire patent covered in the agreement.

      In 1990, the Subsidiary entered into an agreement with the Massachusetts Institute of Technology (MIT) to obtain an exclusive license to certain patent rights relating to the use of biodegradable materials for regeneration of tissue. The Subsidiary paid $25 to MIT in 1990 as license fees. The Subsidiary is required to pay MIT a royalty of the lesser of 6% of net sales or 10% of the gross margin, as defined, on sales of products covered under the agreement, except that no amounts will be due MIT for products that are also covered under the agreement with Neomorphics, Inc. (Neomorphics) discussed below. The last patent covered by this agreement expired in 2002 and, accordingly, no royalty payments will be due under this agreement after 2002.

      In 1990, the Subsidiary entered into a sublicense agreement with Neomorphics for certain products previously licensed to Neomorphics by MIT (and also in the MIT agreement discussed above). The Subsidiary was required to pay an annual maintenance fee of $10 per year in connection with the sublicense. The Subsidiary was also required to pay Neomorphics a royalty of 4% of its net sales of the sublicensed products. The annual license maintenance fees were creditable against royalties due. The amounts paid to MIT and Neomorphics were included as part of research and development expense in the periods in which such payments were made. The related patent expired in 2001 and, accordingly, no royalty payments will be due under this agreement after 2001.

(10)	COMMITMENTS AND CONTINGENCIES

      The Company leases its corporate headquarters in Franklin Lakes, New Jersey under a non-cancelable operating lease that expires on March 31, 2005, has a month-to-month operating lease agreement for office space in Vail, Colorado and leases space in Redwood City, California for its manufacturing operations under a non-cancelable operating lease that expires in May 2006. The Company sub-leases a portion of the manufacturing facility at the rate of $16 per month. The sub-lease expires in May 2006. Total net rent

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

expense was approximately $247, $214 and $97 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Future minimum lease payments are as follows at December 31, 2003:

(In thousands)
2004	$382
2005	360
2006	147

$889

      Future minimum sublease receipts are as follows at December 31, 2003:

(In thousands)
2004	$192
2005	198
2006	83

$473

      The Company has an employment agreement with an officer of the Company providing for minimum aggregate annual compensation of approximately $275. The contract provides for consecutive one year terms of employment which may be terminated by either party upon a ninety-day prior written notice. Additionally, the employment agreement provides for various incentive compensation payments as determined by the Company’s Board of Directors.

      Subsequent to December 31, 2003 the Company entered into an employment agreement with another officer of the Company providing for minimum aggregate annual compensation of approximately $180. The contract provides for consecutive one year terms of employment which may be terminated by either party upon a ninety-day prior written notice.

      During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. The Company instituted a recall of such product components during 2002. The original recall plan was to involve reworking product that had been sold, with the Company bearing the cost of the rework, but the customer retaining title of the product. The reworked packaging design to correct the issue that led to the recall requires FDA approval before the reworked products can be returned to the customer. Due to the length of time required to receive this approval and therefore return the reworked product to the customer, the Company agreed to take title to the returned product and issued a credit to the customer in the fourth quarter of 2002 of approximately $144 for these returns. This credit was recorded as a reduction in revenue in the fourth quarter of 2002. As of December 31, 2003, the customer has used approximately $139 of the total credit, and $5 remains available for application to future invoices. As a result of the recall, the Company received and included in inventory a total of 6,084 units of the component. A warranty reserve associated with the recall of these products in 2001 and 2002 was estimated based on the costs to be incurred to recall and rework the product. Based upon these estimates, the Company established a warranty reserve equal to a total of $127, including approximately $55 recorded in 2001 for 2001 shipments and $72 recorded in 2002 for 2002 shipments. Costs incurred and paid to rework the returned inventory have been included in inventory to the extent of the original carrying amount. The Company received the termination letter from the FDA closing the recall on July 3, 2003. No additional costs are anticipated by the Company. As of December 31, 2003, approximately $78 of reworked product remains in inventory.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      During 2002, the Company detected residue from its packaging vendor on certain of its CMI packaging materials. The Company identified and discarded all CMI products with the potential for the presence of this material at a cost of approximately $48.

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

      Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the Pension Plan’s funded status at October 31, 2003 and 2002, the measurement date, and significant assumptions follow. As discussed in Note 2, the historical financial statements of the Subsidiary and related notes have replaced the prior historical financial statements of the company. The information presented below represents disclosures related to the Pension Plan for all applicable years even though the prior historical financial statements of the Company would not have included this information when originally issued.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

	October 31,
	(measurement
	date)

	2003	2002

	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Beginning of the year	$381	$339
Interest cost	24	21
Actuarial loss (gain)	9	21

End of the year	$414	$381
CHANGE IN FAIR VALUE OF ASSETS
Beginning of the year	$237	$217
Actual return on plan assets	24	11
Employer contributions	—	9

End of the year	$261	$237
RECONCILIATION OF FUNDED STATUS
(Under)/over funded status	$(153)	$(144)
Accrued pension cost	$(153)	$(144)
SIGNIFICANT ASSUMPTIONS:
Discount rate	6.26%	6.26%
Expected return on plan assets	6.26%	6.26%
Rate of compensation increase	5.00%	5.00%

      The expected rate of return on plan assets is based on historical rates of return of actual investments. No Pension Plan participants are expected to reach normal retirement age in the next five years. The Company is not expecting to make contributions to the Pension Plan during 2004.

      Because the Pension Plan is frozen, the Company will not have any future service costs associated with this plan. Future pension expense could result from amortization of actuarial gains and increases in the benefit obligation due to further decreases in the linked profit sharing retirement accounts. At October 31, 2003 and 2002, the balance in the linked profit sharing retirement accounts was approximately $160 and $165, respectively. Decreases in this balance will increase the benefit obligation of the Pension Plan while increases in this balance will decrease the benefit obligation of the Pension Plan.

      The Company’s pension expense is as follows:

	2003	2002	2001

	(In thousands)
Interest cost	$24	$21	$14
Expected return on plan assets	(15)	(14)	(24)
Recognized net actuarial loss (gain)	—	2	(21)
Curtailment gain	—	—	(81)

	$9	$9	$(112)

      As of the 2002 measurement date, the market value of the Pension Plan assets was below the accumulated benefit obligation, and the Company was required to record a minimum liability of approximately $58 in 2002. This amount was reflected as an increase in pension liability and a decrease in other comprehensive income in 2002. Due to the Company’s net operating loss position, no tax benefit was provided for this additional liability. There was no change in the additional minimum liability during 2003.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

     Pension Plan Assets

      At October 31, 2003 and 2002, Pension Plan assets totaled approximately $261 and $237, respectively.

Allocation of Pension Plan Assets at October 31,

	Defined Benefit
	Pension Plan

	2003	2002

Cash and Cash Equivalents	36%	40%
Equity	53%	49%
Non-U.S. Equity	11%	11%

Total	100%	100%

     Investment Strategy and Risk Management for Pension Plan Assets

      The stated investment objective of the Pension Plan is to optimize growth of invested assets over a five year time horizon. The overall risk tolerance of the plan is moderately aggressive, while maintaining a widely diversified group of investments by asset class, achieved largely by investing in pooled investment funds. Returns in each investment portfolio should equal or exceed the return of a market index or blended index in proportions similar to the long term asset allocation selected for the portfolio.

Strategic Target Allocation of Pension Plan Assets

Asset Category	Target Allocation

Equity	71%
Non-U.S. Equity	5%
U.S. Fixed Income	24%

Total	100%

(12)	RELATED PARTY TRANSACTIONS

      The Company has a cost reimbursement agreement with a shareholder of the Company. For the years ended December 31, 2003, 2002 and 2001, the Company is entitled to, and recorded as a reduction of business development expenses, reimbursement of approximately $90, $66 and $74, respectively.

      For the fiscal years ended December 31, 2003, 2002 and 2001, 77%, 45% and 34%, respectively of the Company’s revenues were from sales to Customer B, a related party.

      At December 31, 2003 and December 31, 2002, approximately $26 and $7 of accounts payable were due to related parties for reimbursed expenses to employees or directors who are also shareholders.

(13)	STOCKHOLDERS’ EQUITY

      The Company’s capital structure was significantly impacted by the reverse merger and recapitalization of June 21, 2002 (see Note 16). The information contained in this note reflects the disclosures related to all shares, options and warrants outstanding at December 31, 2003 and 2002, and where applicable, historical information related to these securities and plans.

     Convertible Preferred Stock

      Following the Company’s annual stockholders meeting on November 26, 2002, the Company filed an amendment to its certificate of incorporation, increasing the number of authorized shares of Common and

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

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

      At the option of the holder, the Series A Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series A Stock, and will automatically convert into common stock concurrent with the closing of an underwritten public offering of common stock under the Securities Act of 1933 in which the Company receives at least $5,000 in gross proceeds at a valuation of at least $25,000.

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

      On September 23 and September 30, 2003, the Company completed the private placement of approximately 17,112,702 and 5,133,451 respectively, shares of Series C redeemable convertible preferred stock (“Series C Stock”), resulting in proceeds, net of issuance costs including cash and non-cash consideration, of approximately $9,394. At the option of the holder, the Series C Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series C Stock, and will automatically convert into common stock concurrent with the closing of a qualified public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10,000 in gross proceeds at a valuation of at least $50,000. The holders of Series C Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote.

      The Series C Stock was issued with a beneficial conversion option. The value attributable to the beneficial conversion option of approximately $4,292 was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. The intrinsic value was calculated as the difference between the conversion price and the fair value of the underlying common stock at the issuance date and multiplied by the number of shares into which the Series C Stock is convertible. The Series C Stock was convertible at the issuance date and as such the total value of the beneficial conversion option was accreted immediately through a charge to retained earnings.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      In connection with the Series C Stock financing, ReGen issued to the purchasers of the Series C Stock, warrants to purchase an aggregate of up to 2,079,965 shares of its Common Stock. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that become exercisable is dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. In order for the warrants to become exercisable, there must be a subsequent equity financing at a price equal to or greater than $0.25 and less than $0.4481 per share. All of the warrants become exercisable if the subsequent equity financing price per share is greater than $0.25 and less than $0.40 and 50% of the warrants become exercisable if the subsequent equity financing price per share is equal to or greater than $0.40 but less than $0.4481. The warrants expire if a triggering event does not occur. A value of approximately $969 has been assigned to these warrants as of the closing dates of the Series C Stock, using the Black-Scholes valuation model, and assuming they become fully exercisable within the prescribed 18 month time frame. The values of these warrants are being carried in additional paid-in capital and as a reduction to the Series C Stock.

      The Series C Stock and Series A Stock are subject to Registration Rights Agreements entered into as of September 23, 2003 and September 30, 2003 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register the common shares into which the Series C Stock and the Series A Stock is convertible. ReGen has received notice from certain holders of the Series C Stock and Series A Stock, representing 33,953,717 shares, requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreements. The Company filed a registration statement on Form S-1 (the “Registration Statement”) to register the shares. The Company withdrew the Registration Statement on February 23, 2004 and expects to re-file the Registration Statement in the second quarter of 2004. A total of an additional 3,590,787 shares of Series A Stock and Series C Stock remain subject to the Registration Rights Agreements, and the Company has a continuing obligation to register the common stock into which such shares of Series A Stock and Series C Stock are convertible.

      The holders of Series C Stock are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series C Stock are entitled to receive as a liquidation preference an amount per share equal to the purchase price of Series C Stock, plus any declared but unpaid dividends and subject to adjustment for stock splits and similar adjustments.

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

      In connection with the private placement of its Series C Stock, the Company agreed to provide compensation in the form of cash and warrants for the Company’s Common Stock to placement agents who assisted the Company in identifying purchasers of its Series C Stock (the “Placement Fee”). The Placement Fee included approximately $421 in cash and warrants to purchase 200,000 shares of Common Stock, exercisable through September 23, 2009 at $0.4481 per share, which was the issuance price of the Series C Stock. The warrants issued to the placement agents were valued at $97 using the Black-Scholes valuation model. The total issuance costs, which include the Placement Fee, of approximately $612 have been recorded as a reduction to the Series C Stock.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The Series C Stock has been recorded outside of permanent equity in the accompanying balance sheet, net of the issuance costs of approximately $612 and warrants issued to Series C Stockholders valued at $969. The Series C Stock is being accreted to the redemption value through a charge to retained earnings over a period of 7 years using the effective interest method.

     Stock Options

      The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, if the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

      The Company has an Employee Stock Option Plan (the Plan) that provides up to 6,450,000 options to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. At December 31, 2003, options for 6,173,137 shares were outstanding and options for 184,191 shares were available for grant under the Plan. The Company has reserved 6,450,000 shares of common stock for issuance under the Plan. During 2003 the Company granted options to purchase 2,018,025 shares at an exercise price $0.45, of which 1,818,025 of the shares were below the market price of the stock on the grant date. During 2002 the Company granted options to purchase 3,217,000 shares at an exercise price of $0.19 and 770,000 shares at an exercise price of $0.22.

      In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), which was amended and restated effective January 31, 2003. The Director Option Plan is administered by a Committee composed of the Chairman of the Company’s Board of Directors and such other employee members of the Board who may be selected by the Chairman. The timing of grants and exercise price of options granted under the Director Option Plan are at the discretion of the Committee. Vesting requirements expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. Aggregate grants under the Director Option Plan are limited to 1,500,000 shares subject to adjustment for stock splits and similar events. As of December 31, 2003, options for 1,267,500 shares were outstanding and 232,500 were available for grant. The Company has reserved 1,500,000 shares of common stock for issuance under the Director Option Plan. During 2003, the Company granted options to purchase 1,250,000 shares at an exercise price of $0.45, of which 1,000,000 of the shares were below the market price of the stock on the day of the grant. The options vest over four years. During 2002 the Company granted options to purchase 5,000 common shares at exercise prices of $0.0825, which was considered to be equal to the fair market value at the date of grant.

      In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan) that provides up to 500,000 options to be issued to the Directors of the Company as amended. The exercise price of such options shall not be less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 2003, options for 175,400 shares were outstanding and 324,600 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 500,000 shares of common stock for issuance under the Director Supplemental Option Plan.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      At June 21, 2002 the Subsidiary had reserved the equivalent of 2,394,526 shares of the Company’s common stock for issuance under its 1991 Stock Option Plan (the Plan). The Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2003, 692,877 options for shares remain outstanding, which originated from the Plan and are fully exercisable.

      At June 21, 2002, the Subsidiary had reserved the equivalent of 1,649,700 shares of the Company’s common stock for issuance under its 1993 Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2003, 790,481 options for common stock of the Company remain outstanding, which originated from the Directors’ Plan and are fully exercisable.

      At June 21, 2002, the Subsidiary had reserved the equivalent of 4,674,150 shares of the Company’s common stock for issuance under its 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2003, 3,706,721 options for common stock of the Company remain outstanding, which originated from the 1999 Plan and are fully exercisable.

      At June 21, 2002 the Subsidiary had reserved the equivalent of 2,852,161 shares of the Company’s common stock for issuance under two separate stock option plans for specified key employees. The Plans were closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2003, 2,357,251 options for common stock remain outstanding, which originated under these plans and are fully exercisable.

      In accordance with the merger between the Company and the Subsidiary, the Company assumed all outstanding options of the Subsidiary, such that immediately after the merger, options for the stock of the Subsidiary became options for the stock of the Company. As of December 31, 2002, options assumed from the Subsidiary included options for 8,193,463 shares of the Company’s common stock, at an average exercise price of $0.38 and exercise prices ranging from $0.13 to $0.53. All options assumed from the Subsidiary were fully vested upon the effective date of the merger, June 21, 2002. Total deferred stock compensation of $2,848 associated with these options was recorded as compensation expense on the date of the merger.

      In addition to the grants made pursuant to the forgoing plans, the Company has granted options to purchase 401,288 shares to certain non-employees. These options are included in the table below. At December 31, 2003 all options are fully exercisable at prices ranging from $2.00 to $13.00, if not exercised the options begin to expire in August 2004.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      A summary of activity under the Company’s stock option plans is as follows:

	Options Outstanding

			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share

Conversion of RBio December 31, 2001 to ReGen Options	6,230,210	$0.16 – $ 0.53	$0.49
ReGen balance at December 31, 2001	1,146,268	$0.08 – $13.00	$4.26
ReGen options granted	3,992,000	$0.08 – $ 0.22	$0.20
ReGen options canceled	(388,968)	$0.08 – $13.00	$2.24
RBio options granted	2,788,103	$0.13 – $ 0.53	$0.16
RBio options exercised	(824,850)	$ 0.13	$0.13
RBio options expired	(151,223)	$0.13 – $ 0.53	$0.35
Balance at December 31, 2002	12,791,540	$0.08 – $13.00	$0.63

Options canceled	(494,910)	$0.16 – $ 0.53	$0.37
Options granted	3,268,025	$ 0.45	$0.45

Balance at December 31, 2003	15,564,655	$0.08 – $13.00	$0.60

      During 2003, the Company granted 3,268,025 stock options with a per share weighted average fair value of $0.56 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. During 2002, the Company granted 6,780,103 stock options with a per share weighted average fair value of $0.36 estimated in a similar manner. Of the options granted in 2002, 1,562,055 shares are subject to accelerated vesting if certain performance criteria are met.

      The following table summarizes information about options at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Exercise	Average
		Contractual	Exercise		Contractual	Exercise
Price Per Share	Shares	Life in Years	Price	Shares	Life in Years	Price

$0.00 – $ 0.50	9,747,122	8.92	$0.27	4,749,041	7.94	$0.19
$0.51 – $ 1.00	5,342,733	5.34	$0.53	5,342,733	5.34	$0.53
$1.01 – $ 2.00	46,694	5.26	$1.53	46,694	5.26	$1.53
$2.01 – $13.00	428,106	2.54	$8.90	428,106	2.54	$8.90

	15,564,655			10,566,574

Warrants

      The Company has 349,653 outstanding warrants issued to stockholders in 1995 with an exercise price of $1.43 per share that expire in 2005; and 73,356 outstanding warrants issued to stockholders in 1995 with an exercise price of $8.18 per share that expire in 2005.

      In August 1997 and September 1997, the Subsidiary issued in connection with financings, warrants to purchase the equivalent of 249,388 shares of the Company’s common stock at $0.53 per share. In August 2002, these warrants were extended for an additional 5 years to expire in August 2007 and were fully exercisable as of December 31, 2003.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      In conjunction with the 2000 Credit Agreement, the Subsidiary issued warrants to purchase the equivalent of 412,425 shares of the Company’s common stock at $1.64 per share. The warrants expire on August 7, 2005. These warrants can be exercised by the holder to the extent that the Holder’s ownership of the Company on a fully diluted basis does not exceed 19.9%. At December 31, 2003, the holder of the warrants owned approximately 6.9% of the Company on a fully diluted basis and the warrants were fully exercisable.

      In March 2001, the Company issued 1,000,000 warrants for common stock to the stockholders of MetaContent, Inc. at an exercise price of $0.50 per share. During 2003, 230,000 warrants were exercised. The remaining warrants expire March 19, 2006. At December 31, 2003, the warrants were fully exercisable.

      In connection with the 2001 and 2002 Bridge Loans, and subsequent Series G Convertible Preferred financing, entered into between the Subsidiary and certain of its shareholders, the Subsidiary issued the equivalent of 2,151,765 warrants for the Company’s common shares at an exercise price of $0.45 per share. The warrants expire June 21, 2007 and are fully exercisable.

      In September 2003, in connection with the private placement of its Series C Stock, the Company issued warrants to purchase 2,279,965 shares of common stock. See discussion under Convertible Preferred Stock Section.

      In October 2003, as consideration for advisory services, the Company issued warrants to purchase 500,000 shares of common stock to a stockholder of the Company at an exercise price of $0.45 per share. The warrants expire on October 1, 2008 and are fully exercisable. These warrants were issued for services provided before the grant date and as such, the results of operations include approximately $258 in compensation expense related to these warrants. The value of the warrants was computed using Black-Scholes method, under the assumptions outlined earlier in Note 3.

(14)	INCOME TAXES

      The Company had differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Current	$—	$—	$—
Deferred	(2,895)	(3,330)	(1,663)
Valuation allowance	2,895	3,330	1,663

	$—	$—	$—

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(In thousands)
Tax at statutory rate	$(2,006)	$(3,247)	$(1,472)
State taxes	(637)	(403)	(199)
Permanent items	7	320	8
Other	(259)	—	—
Increase in valuation allowance	2,895	3,330	1,663

	$—	$—	$—

      The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,	December 31,
	2003	2002

	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$15,794	$13,243
Accrued expenses	135	(4)
Deferred compensation	1,970	1,784
Property, plant and equipment	385	367
Intangible assets	23	22
R&D credit carryforward	410	410

	18,717	15,822
Valuation allowances	(18,717)	(15,822)

	$—	$—

      The net operating loss carryforward as of December 31, 2003 and 2002 was approximately $39.1 million and $33.4 million, respectively. The research and development tax credit as of December 31, 2003 and 2002 was approximately $410. The federal and state net operating loss carryforwards will begin to expire in 2004, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and the Subsidiary, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

      A valuation allowance is required when it is more likely than not that a deferred tax asset will not be realized. As a result of evaluating all positive and negative evidence, a full valuation allowance has been established for the net deferred tax assets.

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

(Dollars in thousands, except per share data)

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

      CONVERSION RIGHTS: Shares of Preferred Stock can be converted into shares of Common Stock at the option of the holder and automatically upon the occurrences of the closing of an offering pursuant to an effective registration statement pursuant to which Common Stock is sold to the public by the Subsidiary in a public offering registered under the Securities Act of 1933 at a per share public offering price of not less than $10 and a aggregate public offering price of at least $7,500. In addition, in the event of a merger or sale of the Subsidiary, the holders of Preferred Stock may elect to have their shares treated as converted. Each share of Preferred Stock is converted into the number of Common Shares that results from dividing the Conversion Price as defined, by the liquidation value per share (see above). Initially, the Conversion Price is equal to the liquidation value per share and can never exceed the liquidation value per share. Adjustments to the Conversion Price are required in the event of the issuance of additional shares of stock of the Subsidiary, stock splits, dividends and recapitalizations.

      On June 21, 2002, the Subsidiary issued 5,564,047 shares of Series G Convertible Preferred Stock (Series G Stock) to existing shareholders of the Subsidiary for $1.2321 per share. Cash of $4,000 was received for 3,246,490 of the shares issued. The remaining 2,317,557 shares were issued upon conversion of notes payable and accrued interest from 2001 and 2002 financings with a value of $2,855.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

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

      SERIES A, SERIES B, SERIES C, SERIES D, SERIES E AND SERIES F PREFERRED STOCK: Each share of the Subsidiary’s Series A, Series B, Series C, Series D, Series E and Series F Convertible Preferred Stock was converted into 0.0663 shares of unregistered, fully paid, non-assessable Common Stock of the Company (Common Stock) plus 2.6832 shares of unregistered, fully paid, non-assessable Series B Convertible Preferred Stock of the Company (Series B Stock). Following the Company’s annual stockholders meeting on November 26, 2002, the Company filed an amendment to its certificate of incorporation, increasing the number of authorized shares of Common Stock of the Company sufficient to permit the conversion of Series B Stock into Common Stock. In accordance with the terms and conditions of the Series B Stock, all such stock was automatically converted into Common Stock, on a one for one basis, as of the filing of the Company’s amended certificate of incorporation on December 13, 2002. Therefore, in effect, each share of the Subsidiary’s Series A, Series B, Series C. Series D, Series E and Series F Convertible Preferred Stock was converted into 2.7495 shares of Common Stock.

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

(Dollars in thousands, except per share data)

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

      The Series A Stock has rights and terms that provide for certain preferences in the event of liquidation to the Common Stock. Additionally, the Company Series A Stock has mandatory conversion features upon certain circumstances including but not limited to a qualified offering that results in cash proceeds to ReGen of at least $5,000 and assumes a minimum valuation of the Subsidiary of at least $25,000, and the Series A Stock is redeemable at the option of the holder subject to certain conditions at any date from and after the date of the seventh anniversary of the issuance and delivery of the Series A Stock at the liquidation value.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures (“Disclosure Controls”), are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

      Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on the Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Annual Report on Form 10-K are certification of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Office have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

      Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART III

      Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2004 Annual Meeting of Shareholders to be filed with the Securities & Exchange Commission, which we refer to as the Proxy Statement.

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning the directors and executive officers of the Company and the Company’s code of ethics is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

      Information concerning management compensation is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

      Information concerning the principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      See Item 8 of Part II of this Annual Report on Form 10-K.

      (a)(2) Financial Statement Schedules

      No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

      (a)(3) Exhibits.

      The following Exhibits are filed herewith and made a part hereof:

Number	Description

2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1	Amended and Restated Certificate of Incorporation(5)
3.2	Certificate of Amendment to the Certificate of Incorporation(6)
3.3	Amended and Restated By-Laws(4)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(17)
4.1	Specimen Common Stock Certificate(7)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)
4.3	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.4	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.5	Registration Rights Agreement between the Company and the Investors listed therein(8)
4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)

Number	Description

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)
4.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(18)
4.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)
4.10	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)
4.11	Form of Nonqualified Director Stock Option Agreement(11)
4.12	Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)
4.13	Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)
4.14	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)
10.1	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(13)
10.2	Form of Indemnification Agreement(4)
10.3	Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)
10.4	Employment agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)
10.5	Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)
10.6	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)
10.7	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)
10.8	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)
10.9	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)
10.10	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)
10.11	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)
21.1	Subsidiaries of Registrant(20)
23.1	Consent of Ernst & Young LLP(20)
31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated March 30, 2004(20)
31.2	Section 302 Certification from Brion Umidi, dated March 30, 2004(20)
32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated March 30, 2004(20)
32.2	Section 906 Certification from Brion Umidi, dated March 30, 2004(20)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/ A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/ A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Included with this filing.

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/ A, filed on January 14, 2004 (File No. 333-110605).

      (b) Reports on Form 8-K.

      A Current Report on Form 8-K was filed on October 6, 2003 to announce the closing on September 30, 2003 of a private placement of 5,133,451 shares of the Company’s Series C Convertible Preferred Stock.

      A Current Report on Form 8-K was filed on December 5, 2003 to announce that the Company would present at the Harris Nesbitt Gerard Focus on Healthcare conference on December 11, 2003.

      A Current Report on Form 8-K was filed on December 5, 2003 to announce that the Company mailed a shareholder letter dated as of December 1, 2003 containing a brief review of the Company’s recent financing, current activities and strategic goals.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

REGEN BIOLOGICS, INC.

By:	/s/ GERALD E. BISBEE, JR. PH.D.

Gerald E. Bisbee, Jr. Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2004 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Capacity

/s/ GERALD E. BISBEE, JR., PH.D. Gerald E. Bisbee, Jr., Ph.D.	Chief Executive Officer, President, Secretary, Director and Chairman of the Board (Principal Executive Officer)

/s/ BRION D. UMIDI Brion D. Umidi	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ABHI ACHARYA, PH.D. Abhi Acharya, Ph.D.	Director

/s/ ALAN W. BALDWIN Alan W. Baldwin	Director

/s/ RICHARD FRITSCHI Richard Fritschi	Director

/s/ ROBERT G. MCNEIL, PH.D. Robert G. McNeil, Ph.D.	Director

/s/ J. RICHARD STEADMAN, M.D. J. Richard Steadman, M.D.	Director