Form 10-Q
period 2004-03-31
REGEN BIOLOGICS INC
filed 2004-05-14
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
Or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-20805

ReGen Biologics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2476415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509 Commerce Street, 1st Floor, East Wing, Franklin Lakes, NJ	07417
(Address of principal executive offices)	(Zip Code)

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

     The number of outstanding shares of the registrant’s common stock as of April 30, 2004 was 41,611,787.

REGEN BIOLOGICS, INC.

INDEX

PART I — Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 (unaudited) and 2003 (unaudited), and the Period from December 21, 1989 to March 31, 2004 (unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to March 31, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 (unaudited) and 2003 (unaudited) and the Period from December 21, 1989 (inception) to March 31, 2004 (unaudited)

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
Signatures
Certifications

PART I — Financial Information

     Item 1. Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,880	$8,323
Trade receivables	99	11
Receivables from related parties	1	—
Inventory	232	216
Prepaid expenses and other current assets	246	247

Total current assets	7,458	8,797
Property and equipment, net	61	80
Other assets	145	152

Total assets	$7,664	$9,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$642	$408
Accounts payable to related parties	22	26
Accrued expenses	400	541
Current portion of capital leases	6	4

Total current liabilities	1,070	979
Pension liability	153	144
Other liabilities	19	19
Long-term portion of capital leases	4	3
Long-term portion of notes payable to related parties, Including accrued interest of $987 and $958 as of March 31, 2004 and December 31, 2003, respectively	7,030	7,001

Total liabilities	8,276	8,146
Series A redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $6,855; and 15,298,351 shares issued and outstanding as of March 31, 2004 and December 31, 2003	6,855	6,855
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $9,969; and 22,246,153 issued and outstanding as of March 31, 2004 and December 31, 2003	8,491	8,439
Stockholders’ equity (deficit):
Common stock	293	293
Accumulated other comprehensive loss	(58)	(58)
Additional paid-in capital	37,436	37,249
Deficit accumulated during development stage	(53,629)	(51,895)

Total stockholders’ equity (deficit)	(15,958)	(14,411)

Total liabilities and stockholders’ equity (deficit)	$7,664	$9,029

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,		Period from December 21, 1989
			(Inception) to
	2004	2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$95	$174	$2,490
Royalties	12	8	153
Grant and other revenue	—	—	433

Total revenues	107	182	3,076
Expenses:
Costs of goods sold	59	271	2,990
Research and development	785	410	28,252
Business development, general and administrative	807	556	14,533
Compensation expense associated with stock options and warrants	119	—	6,461

Total expenses	1,770	1,237	52,236
Operating loss	(1,663)	(1,055)	(49,160)
Merger cost	—	—	(515)
Interest and other income	9	5	1,243
Rental income	79	131	1,645
Rent expense	(78)	(109)	(1,509)
Interest expense	(29)	(36)	(2,988)
License fees	—	—	2,050

Net loss	$(1,682)	$(1,064)	$(49,234)

Basic and diluted net loss per share:	$(0.06)	$(0.04)	$(2.71)

Weighted average number of shares used for calculation of net loss per share	29,322	29,071	18,149

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2004 (unaudited)
(In thousands, except share and per share data)

					Stockholders Equity (Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Stock		Stock		Stock		Stock

	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—
Issuance of common stock at $0.005 per share for cash in November 1991					—	—
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—
Net loss from inception (December 21, 1989) through December 31, 1992					—	—
Balance at December 31, 1992					1,951,338	1
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—
Net loss					—	—
Balance at December 31, 1993					2,501,890	1
Net loss					—	—
Balance at December 31, 1994					2,501,890	1
Net loss					—	—
Balance at December 31, 1995					2,501,890	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders'
			Paid In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)

	Shares	Amount

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990	1,400,000	$1	$44	$ —	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991	700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44	—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29	—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992	—	—	—	—	(2,476)		(2,476)
Balance at December 31, 1992	2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29	—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993	200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant	5,000	—	1	—	—		1
Net loss	—	—	—	—	(1,342)		(1,342)
Balance at December 31, 1993	2,105,200	1	6,828	—	(3,818)		3,012
Net loss	—	—	—	—	(1,463)		(1,463)
Balance at December 31, 1994	2,105,200	1	6,828	—	(5,281)		1,549
Net loss	—	—	—	—	(1,959)		(1,959)
Balance at December 31, 1995	2,105,200	$1	$6,828	—	$(7,240)		$(410)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2004 (unaudited)
(In thousands, except share and per share data)

					Stockholders' Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Stock		Stock		Stock		Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1995 (carried forward)					2,501,890	$1
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—
Net loss					—	—
Balance at December 31, 1996					3,693,211	1
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—
Net loss					—	—
Balance at December 31, 1997					4,028,525	1
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—
Compensation expense associated with stock option modifications					—	—
Net loss					—	—
Balance at December 31, 1998					4,028,525	1
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—
Compensation expense associated with stock option grants					—	—
Net loss					—	—
Balance at December 31, 1999					4,481,835	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders' Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders'
			Paid In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)
	Shares	Amount
Balance at December 31, 1995 (carried forward)	2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536	—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	163,333	—	43	—	—		43
Net loss	—	—	—	—	(1,931)		(1,931)
Balance at December 31, 1996	2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53	—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	32,111	—	5	—	—		5
Net loss	—	—	—	—	(3,868)		(3,868)
Balance at December 31, 1997	2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	159,879	—	108	—	—		108
Compensation expense associated with stock option modifications	—	—	56	—	—		56
Net loss	—	—	—	—	(3,815)		(3,815)
Balance at December 31, 1998	2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash	—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants	—	—	3,436	(3,247)	—		189
Net loss	—	—	—	—	(5,458)		(5,458)
Balance at December 31, 1999	2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2004 (unaudited)
(In thousands, except share and per share data)

Stockholders' Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Stock		Series C		Stock		Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999 (carried forward)					4,481,835	$1
Compensation expense associated with stock option grants in prior year					—	—
Compensation expense associated with stock option grants in current year					—	—
Stock options cancelled during 2000					—	—
Net loss					—	—
Balance at December 31, 2000					4,481,835	1
Exercise of common stock options at $.10 per share in 2001					—	—
Exercise of common stock options at $1.45 per share in 2001					—	—
Compensation expense associated with stock option grants in prior years					—	—
Compensation expense associated with stock option grants in current year					—	—
Stock options cancelled during 2001					—	—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—
Net loss					—	—
Balance at December 31, 2001					4,481,835	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders' Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders'
			Paid In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)
	Shares	Amount
Balance at December 31, 1999 (carried forward)	2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year	—	—	—	738	—		738
Compensation expense associated with stock option grants in current year	—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000	—	—	(1,089)	1,089	—		—
Net loss	—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000	2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001	25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001	125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years	—	—	—	935	—		935
Compensation expense associated with stock option grants in current year	—	—	1,010	(833)	—		177
Stock options cancelled during 2001	—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001	—	—	228	(131)	—		97
Net loss	—	—	—	—	(4,330)		(4,330)
Balance at December 31, 2001	2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.

(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2004 (unaudited)
(In thousands, except share and per share data)

					Stockholders' Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Stock		Stock		Stock		Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001 (carried forward)					4,481,835	$1
Issuance of Common Stock
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1
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
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock
Issuance of Company Common Stock
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)
Conversion of Convertible Preferred Series B Stock to Company Common Stock							(12,025,656)	(120)
Minimum Pension Liability Adjustment
Net loss
Other Comprehensive Loss
Balance at December 31, 2002	15,298,351	6,855			—	—	—	—
Compensation expense associated with stock options outstanding
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			22,246,153	$9,357
Issuance of Common Stock warrants to Series C Stockholders				(969)
Valuation of beneficial conversion associated with Series C Stock financing				(4,292)
Accretion of beneficial conversion associated with Series C Stock financing				4,292
Issuance of Common Stock — warrants exercised
Accretion of Series C Stock issuance cost				51
Net loss
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders' Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders'
			Paid In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)
	Shares	Amount
Balance at December 31, 2001 (carried forward)	2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock	301,930	1	104				105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138			6,716				6,717
Deferred stock compensation associated with stock option grants in 2002			370	(370)
Compensation expense associated with stock options outstanding				452			452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing			657				657
Valuation of beneficial conversion associated with bridge financing			843				843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger				2,848			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value			(6,854)				(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	297,146	3	(122)
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock	(2,829,974)	(1)	1
Issuance of Company Common Stock	7,781,018	78	(78)
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	8,966,966	89	2,678				2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	12,025,656	120
Minimum Pension Liability Adjustment						$(58)	(58)
Net loss					(9,951)		(9,951)
Other Comprehensive Loss							(10,009)
Balance at December 31, 2002	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding			405				405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			97				97
Issuance of Common Stock warrants to Series C Stockholders			969				969
Valuation of beneficial conversion associated with Series C Stock financing			4,292				4,292
Accretion of beneficial conversion associated with Series C Stock financing					(4,292)		(4,292)
Issuance of Common Stock — warrants exercised	230,000	2	113				115
Accretion of Series C Stock issuance cost					(51)		(51)
Net loss					(5,730)		(5,730)
Balance at December 31, 2003	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2004 (unaudited)
(In thousands, except share and per share data)

					Stockholders' Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Stock		Stock		Stock		Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—
Compensation expense associated with stock options outstanding
Accretion of Series C Stock issuance cost				52
Issuance of Common Stock — warrants exercised
Net loss
Balance at March 31, 2004 (unaudited)	15,298,351	$6,855	22,246,153	$8,491	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders' Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders'
			Paid In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)
	Shares	Amount
Balance at December 31, 2003	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding			156				156
Accretion of Series C Stock issuance cost					(52)		(52)
Issuance of Common Stock — warrants exercised	69,930	—	31				31
Net loss					(1,682)		(1,682)
Balance at March 31, 2004 (unaudited)	29,370,716	$293	$37,436	$—	$(53,629)	$(58)	$(15,958)

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,		Period from December 21, 1989 (Inception) to
	2004	2003	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net loss	$(1,682)	$(1,064)	$(49,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	119	—	6,463
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Non-cash interest expense	29	35	1,183
Depreciation and amortization	28	49	2,154
Loss on disposal of property and equipment	—	—	9
Changes in operating assets and liabilities:
Other current assets and receivables	(51)	(24)	(216)
Inventory	(16)	(80)	(232)
Other assets	7	7	(95)
Accounts payable and accrued expenses	89	83	753
Other liabilities	9	—	28

Net cash used in operating activities	(1,468)	(994)	(37,687)

Investing Activities
Purchases of property and equipment	(5)	(9)	(1,988)
Changes in short-term investments	—	1,005	2,945

Net cash provided by (used in) investing activities	(5)	996	957

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock	31	—	447
Repayment of capital lease obligations	(1)	(2)	(118)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	30	(2)	43,609

Net increase (decrease) in cash	(1,443)	—	6,879
Cash at beginning of period	8,323	1	1

Cash at end of period	$6,880	$1	$6,880

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	4	—	128
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Cash disclosure:
Cash paid for interest	—	—	314

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

     For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     Concentrations of Risk

     The Company currently has two principal customers, which market and sell the Company’s two current products. Customer A has the license to sell the Sharp Shooter product. Customer B, which is also a shareholder of the Company, has a non-exclusive license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. Concentrations of receivables and revenues by customer as of and for the periods ended March 31, 2004 and March 31, 2003 are as follows:

	Three Months Ended
	March 31,
	2004	2003
Accounts receivable:
Customer A	99%	7%
Customer B	1%	93%
Sales revenues:
Customer A	97%	27%
Customer B	3%	73%
Royalties:
Customer A	100%	100%

     In several cases the Company relies on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

     Adoption of New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Previously, entities were generally consolidated by a company that had a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) to clarify some of the provisions of FIN 46. For the year ended December 31, 2003, the Company was required to apply the provisions of FIN 46 that relate to special purpose entities (SPEs) created prior to February 1, 2003. Adoption of these provisions did not have a material impact on the Company’s financial statements. For the quarter ended March 31, 2004, the Company is required to adopt the provisions related to non-SPEs created prior to February 1, 2003, and the provisions related to all entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. Adoption of these provisions did not have a material impact on the Company’s financial statements.

     In December 2003, the FASB issued FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard are effective for interim periods beginning after December 15, 2003. See “Defined Benefit Plan” for newly required interim disclosures.

Reclassifications

     Certain prior year and inception to March 31, 2004 balances have been reclassified to conform to the current period’s presentation. Rent expense includes related operating expenses allocated pro rata based on sub-leased square footage.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified cash held in a money market account and sweep account as cash equivalents. The Company held cash equivalents of $6,721 and $8,091 in a money market account and $159 and $232 in a sweep account as of March 31, 2004 and December 31, 2003, respectively.

Inventories

     Inventories are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing and for research and development.

     Inventory consists of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Raw material	$28	$29
Work in process	6	16
Finished goods	198	171

	$232	$216

     Inventory was adjusted down $11 and $62 during the periods ended March 31, 2004 and December 31, 2003, respectively, to reflect values at the lower of cost or market. At March 31, 2004, 9% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for the Company’s products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market prices.

Accrued Expenses

     Accrued expenses consist of the following:

	March 31,	December 31,
	2004	2003
	(In thousands)
Accrued professional fees	$234	$190
Accrued officer compensation	—	178
Accrued printing cost	31	26
Accrued common stock registration cost	65	75
Accrued vacation	33	22
Other accrued cost	37	50

	$400	$541

Defined Benefit Plan

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

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to make contributions to the plan during 2004 and as of March 31, 2004 no contributions have been made. Pension expense during the three month periods ended March 31, 2004 and 2003 was not material.

Stock Based Compensation

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

     Had compensation costs for the Company’s stock options been determined based on SFAS No. 123 as amended by SFAS No. 148, the Company’s net income and earnings per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net loss, as reported	$(1,682)	$(1,064)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	113	—
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(253)	(46)

Pro forma net loss	$(1,822)	$(1,110)

Earnings per share:
Basic and diluted — as reported	$(0.06)	$(0.04)
Basic and diluted — pro forma	$(0.06)	$(0.04)
Shares	29,322	29,071

(2) FINANCINGS AND CAPITAL TRANSACTIONS

     The Series C Stock and Series A Stock are subject to Registration Rights Agreements entered into as of September 23, 2003 and September 30, 2003 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register the common shares into which the Series C Stock and the Series A Stock is convertible. ReGen has received notice from certain holders of the Series C Stock and Series A Stock, representing 35,549,814 shares, requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreements.

     On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $9,781 (the “April Financing”). The common stock sold in the private placement may be registered by the Company on one or more registration statements to be filed with the SEC, and will be subject to lock-up provisions for a period of 150 days after the completion of the private placement.

     On April 26, 2004, the Company filed a preliminary registration statement (the “Registration Statement”) with the SEC on Form S-1 for registration of 47,624,409 shares of common stock. The shares being registered include common shares registered pursuant to the Registration Rights Agreements (issuable upon the conversion of certain shares of Series A Stock and Series C Stock) and the shares issued in the April Financing. The Registration Statement has not yet been declared effective.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data)

     On June 21, 2002, ReGen Biologics, Inc (“ReGen”) acquired RBio, Inc., formerly named ReGen Biologics, Inc. The acquisition was recorded for accounting purposes as a reverse merger and recapitalization. For purposes of this filing, the historical financial statements of RBio, Inc. including related notes have replaced the prior historical financial statements of ReGen.

     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q. This section of the Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Business

     We are a leading orthopedic products company that develops and manufactures tissue repair products for unmet markets in both the U.S. and globally. Our primary product, the Collagen Meniscus Implant, or CMI, is an implant designed to regenerate meniscus tissue in the human knee. A damaged meniscus is frequently treated with an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further degeneration or injury. Implantation of the CMI represents the only procedure of which we are aware with the potential to re-grow tissue otherwise lost in partial meniscectomy procedures enabling the patient to return to a more active lifestyle.

     In November 2002, ReGen completed the required enrollment and related surgical procedures for its CMI clinical trial in the U.S. At the request of surgeons participating in the trial, additional patients were enrolled and surgeries completed by early 2003. The results of this clinical trial will comprise our Pre-market Approval Application, or PMA. All patients included in the trial are expected to complete two years of follow-up prior to ReGen’s submission of the results in its PMA to the FDA. ReGen expects the last of these two-year clinical follow-up exams will be completed by early 2005, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain, but ReGen expects that the FDA Orthopedic Panel will issue its ruling in late 2005 or early 2006, with a final decision from the FDA shortly thereafter. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. are not expected to occur until 2006.

     The CMI is currently cleared for sale in Europe, Australia and Chile. The CMI is distributed outside the U.S. on a non-exclusive basis by the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”).

     We also sell the SharpShooter Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscal repair procedures. The SharpShooter is currently marketed through a worldwide distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD). The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.

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

     In 2003 Centerpulse was obligated to sell a minimum of 800 CMIs. On February 5, 2004 Centerpulse delivered its final sales report for the calendar year ended December 31, 2003. This report indicated that Centerpulse failed to meet the minimum sales requirements. According to the terms of the distribution agreement with Centerpulse, we had 45 calendar days from receipt of the final sales report to exercise the options provided to us in the agreement. We have elected to amend the distribution agreement to make the distribution rights to the CMI held by Centerpulse non-exclusive. Pursuant to the terms of the distribution agreement, this election took effect on April 17, 2004, 30 days from the date of Centerpulse’s receipt of our notice.

     The CMI is currently cleared for sale in Europe, Australia and Chile.

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

Our Core Technology

     Our core technology focuses on guided tissue regeneration. Conceptually, if the body is provided with a suitable environment for cellular ingrowth, the body has the ability to regenerate missing tissue. We have developed a proprietary biologically active porous bovine type I collagen scaffold material and various tissue matrix engineering processes as the basis of our tissue re-growth product offerings. Our proprietary processes are capable of producing implants with the various physical properties required for remodeling each specific target tissue. Our initial application is a resorbable, collagen matrix that guides the regeneration of medial meniscus cartilage in the knee, the CMI.

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

     We have identified below some of our more significant accounting policies followed by the Company in preparing the accompanying consolidated financial statements. For further discussion of our accounting policies see Note 1 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

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

Inventory Valuation

     Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At March 31, 2004, 9% of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

     Certain components of inventory have limited shelf lives. The Company’s inventory control policies include procedures to identify, evaluate, segregate and dispose of any nonconforming inventory, including materials or components that have passed specified expiration dates. Nonconforming inventory may be either scrapped for immediate disposal or used in research and development.

     During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. The Company instituted a recall of such product components during 2002 and agreed to take title of the returned product rather than issuing a credit to the customer. The Company received the termination letter from the FDA closing the recall on July 3, 2003. No additional costs are anticipated by the Company. With the exception of the returns associated with the described product recall, the Company’s history of product returns has been insignificant.

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

Stock Based Compensation

     The Company has accounted for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense recognized in connection with non-employee options and warrants in connection with equity transactions is measured based on management’s estimate of fair value and recognized on an accelerated basis over the respective vesting period. Fair value is calculated using the Black-Scholes method with the following assumptions at the date of measurement; risk-free interest rate, dividend yield, expected lives and expected volatility. For periods prior to the merger of the Company with RBio, expense associated with compensatory options and warrants has been measured based on management’s estimate of the fair value of the underlying security (which in turn is based on management’s estimate of the fair value of the RBio).

Income Taxes

     The Company had net operating loss carryforwards at December 31, 2003 of approximately $39,100 and a research and development tax credit of approximately $410. The federal net operating loss and credit carryforwards will begin to expire in 2004, if not utilized. The state net operating loss and credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

REVENUE. The Company’s revenue for the three months ended March 31, 2004 was $107 compared with $182 for the same period in 2003, a decrease of approximately $75 or 41%, resulting from lower product sales to our distributors and related royalties.

CMI sales were $0 for the three months ended March 31, 2004 compared with $68 for the same period in 2003, a decrease of $68 or 100%, due to the lower number of CMI units ordered by and therefore shipped during the first quarter of 2004 to Centerpulse. Unit shipments of the CMI during the three months ended March 31, 2004 were 0 compared with 139 units shipped in the same period 2003, a decrease of 139 units, or 100%. Shipments of the CMI, and therefore revenue to the Company have been historically inconsistent. Effective April 17, 2004, we elected to convert our distribution agreement with Centerpulse to non-exclusive and are discussing with them potential future distribution relationships. A pending order for 60 CMI units was shipped to Centerpulse in April 2004 and the related revenue will be reflected in second quarter operating results.

SharpShooter sales in the three months ended March 31, 2004 approximated $95 compared with $106 in the same period 2003, a net decrease of $11 or 10%. SharpShooter sales to Centerpulse for the period ended March 31, 2004 was $3 compared to $58 for the same period in 2003, a decreased of $55 or 95%. This decrease was partially offset by an increase in SharpShooter sales to Linvatec, ReGen’s primary distributor for the SharpShooter. SharpShooter sales to Linvatec for the period ended March 31, 2004 were $92 compared to $48 for the same period in 2003, an increase of $44 or 92%. SharpShooter sales to Linvatec accounted for approximately 97% of total SharpShooter sales for the three months ended March 31, 2004 and 45% for the three months ended March 31, 2003.

Royalties received from Linvatec for the three months ended March 31, 2004 approximated $12 compared with $8 in the same period 2003, an increase of $4 or 50%.

In March and April 2003, Conmed, the parent company of Linvatec announced that it had completed the acquisition of Bionx Implants, Inc. (“Bionx”) and that it would be integrating the sale of the Bionx products with its orthopedic subsidiary, Linvatec. As part of this integration, Conmed announced that it would be reorganizing its 90 direct orthopedic sales representatives into 18 exclusive sales agent groups that would eventually manage 230 sales professionals in the U.S. While shipments of the SharpShooter products have been historically inconsistent, we believe that these corporate and operating organizational matters have affected activities at Linvatec, such that recent orders of our products have been negatively impacted.

Linvatec’s sales of the SharpShooter increased sequentially by 46% in the third quarter of 2003, 40% in the fourth quarter of 2003 and 8% in the first quarter 2004, suggesting that our sales and royalty revenue, driven by Linvatec sales, will improve in 2004 if this trend continues. We will continue to closely monitor the sales performance of Linvatec over the course of the next several months.

COST OF GOODS SOLD. Cost of goods sold approximated $59 for the three months ended March 31, 2004 compared with $271 for the same period in 2003, a decrease of $212, or 78%, directly correlated to the decrease in sales, particularly sales of CMI, which have a higher per unit cost. For the three months ended March 31, 2004 and 2003, respectively, CMI costs accounted for $0 and approximately $89. For the three months ended March 31, 2004 and 2003, respectively, SharpShooter costs accounted for approximately $59 and $174. At March 31, 2004, 9% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for its products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for some of the Company’s products.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2004 approximated $785 compared with $410 for the same period in 2003, an increase of approximately $375, or 91% The increase results from (i) the higher proportion of CMI units produced for development and quality control purposes versus those produced for commercial resale during the three months ended March 31, 2004 as compared with the same period in 2003, and (ii) increased development cost, primarily for consulting services, in connection with the Pre-market Approval submission for the CMI. Management expects these trends to continue through 2004, as we prepare our PMA for submission to the FDA.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses approximated $807 for the three months ended March 31, 2004 compared with $556 for the same period in 2003, an increase of approximately $251, or 45%, resulting primarily from (i) an increase of approximately $192 in professional services including stock transfer and exchange services, legal representation and accounting services, (ii) an increase of approximately $22 in employee compensation and (iii) an increase of approximately $34 in investor relations. Management expects these trends to continue through 2004.

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants for the three months ended March 31, 2004 approximated $119, compared to $0 for the same period in 2003. Stock based compensation expense for the three months ended March 31, 2004 consisted of (i) $6 for non-employees and ii) $113 for employees.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, interest expense and license fees. Interest and other income approximated $9 for the three months ended March 31, 2004 compared with $5 for the same period in 2003, an increase of approximately $4, related to higher balances of cash and cash equivalents during that period. Net rental income, which is sub-lease rental revenue less operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $1 for the three months ended March 31, 2004 compared with $22 for the same period in 2003. Sub-lease rent was reduced pursuant to amendments to the sub-lease agreement, which became effective June 1, 2003. Interest expense for the three months ended March 31, 2004 approximated $29 compared with $36 for the same period in 2003, a decrease of approximately $7, primarily due to lower interest rates.

Liquidity and Capital Resources

     Cash and cash equivalents were approximately $6,880 as of March 31, 2004 compared with approximately $8,323 as of December 31, 2003. The decrease in cash and cash equivalents is a result of cash used to support the normal operations of ReGen.

     Cash used in operating activities of approximately $1,468 resulted from the net loss of approximately $1,682, adjusted to account for a net increase in accounts receivables, inventory and other assets of approximately $60, a net increase in accounts payable, accrued expenses and other liabilities of $98 together with an increase in non-cash items, depreciation, compensation and interest expense, of $176.

     During the three months ended March 31, 2004, ReGen invested approximately $5 to purchase property and equipment.

     During the three months ended March 31, 2004 ReGen’s financing activities provided approximately $30, including approximately $31 in proceeds from the exercise of 69,930 common stock warrants, net of $1 repayment of capital lease obligations.

     Through March 31, 2004, the Company has incurred cumulative net operating losses of approximately $49,200 and used approximately $37,700 in cash for operating activities. ReGen anticipates that it will continue to incur net losses that will require additional financing at least until ReGen receives FDA approval for its CMI product and is able to market the CMI product in the United States. Such additional financing could be in the form of debt financing, equity financing, or both. Due primarily to incremental spending necessary for the preparation and submission of the Pre-market Approval Application for the CMI (the “PMA”), cash required to support operating activities is expected to increase by approximately $2,000 in 2004 and is expected to further increase in future periods as the Company begins to incur additional expenses associated with the preparation for and launch of the CMI product in the U.S., if approved by the FDA.

     On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $9,781, which the Company has deposited into its money market account. The common stock sold in the private placement may be registered by the Company on one or more registration statements to be filed with the SEC, and will be subject to lock-up provisions for a period of 150 days after the completion of the private placement. On April 26, 2004, the Company filed a preliminary registration statement with the SEC on Form S-1 for registration of 47,624,409 common shares to be sold at the election of the selling stockholders. The shares being registered include common shares registered pursuant to the Registration Rights Agreements with the holders of Series A Stock and Series C Stock (issuable upon the conversion of certain shares of Series A Stock and Series C Stock) and the common shares issued pursuant to the April financing. The Registration Statement had not yet been declared effective.

     The Company may pursue additional permanent equity capital in order to support ongoing operations at least until the date it receives FDA approval for the CMI and is able to market the CMI in the United States. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, net proceeds received from the April Financing, and planned spending rates, management believes the Company has adequate cash on hand to support ongoing operations through the expected date of the FDA decision regarding U.S. marketing of our CMI product in 2006.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

     Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the managements of ReGen and RBio and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in the Risk Factors section of the Form S-1 filed April 26, 2004. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     For information regarding ReGen’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposure since December 31, 2003.

Item 4. Controls and Procedures

     We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures (“Disclosure Controls”), are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certification of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Office have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1	Amended and Restated Certificate of Incorporation(5)
3.2	Certificate of Amendment to the Certificate of Incorporation(6)
3.3	Amended and Restated By-Laws(4)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(17)
4.1	Specimen Common Stock Certificate(7)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)
4.3	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.4	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.5	Registration Rights Agreement between the Company and the Investors listed therein(8)
4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)
4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)
4.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(18)

Number	Description
4.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)
4.10	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)
4.11	Form of Nonqualified Director Stock Option Agreement(11)
4.12	Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)
4.13	Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)
4.14	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)
10.1	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(13)
10.2	Form of Indemnification Agreement(4)
10.3	Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)
10.4	Employment agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)
10.5	Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)
10.6	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)
10.7	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)
10.8	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)
10.9	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)
10.10	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)
10.11	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)
31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated May 14, 2004(22)
31.2	Section 302 Certification from Brion Umidi, dated May 14, 2004(22)
32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated May 14, 2004(22)
32.2	Section 906 Certification from Brion Umidi, dated May 14, 2004(22)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(22)	Included with this filing.

     (b) Reports on Form 8-K.

     A Current Report on Form 8-K was filed on January 12, 2004 to announce that ReGen changed its corporate address and telephone number.

     A Current Report on Form 8-K was filed on March 17, 2004 announcing that the board of directors: (1) approved an amendment to the bylaws of ReGen authorizing indemnification of directors, officers, employees and agents of ReGen for expenses, losses and liabilities reasonably incurred or sustained as a result of such service to ReGen; and (2) authorized ReGen to enter into an indemnification agreement (the “Indemnification Agreement”) with each director and certain officers of ReGen whereby such directors and officers would be indemnified by ReGen to the fullest extent permissible under applicable law for the expenses and liabilities described in such Indemnification Agreement.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2004.

REGEN BIOLOGICS, INC

By: /s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and
Chief Financial Officer