Form 10-Q/A
period 2003-09-30
REGEN BIOLOGICS INC
filed 2004-06-17
CIK 883697

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
Or
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ___________________

Commission file number 000-20805

ReGen Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2476415 (I.R.S. Employer Identification No.)

509 Commerce Street 1st Floor, East Wing Franklin Lakes, NJ (Address of principal executive offices)	21012 (Zip Code)

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

Description of Amendment to Form 10-Q for the Quarter Ended September 30, 2003

The undersigned registrant hereby amends its quarterly report on Form 10-Q for the Quarter ended September 30, 2003 as follows:

Based on subsequent reviews by Ernst & Young, Items 1 and 2 have been revised to reflect the charge to retained earnings in the quarter ended September 30, 2003 that results from the accounting for the beneficial conversion associated with the Series C Preferred Stock as a deemed dividend to the Series C Preferred stockholders for purposes of determining the net loss attributable to common stockholders and earnings per share attributable to common stockholders for the three and nine month periods ended September 30, 2003 and the period from December 21, 1989 (inception) through September 30, 2003. This change did not impact the Company’s net loss or net equity for any period presented.

The following changes were made:

Item 1 - Condensed Consolidated Statements of Operations - Included the deemed dividend to Series C Preferred stockholders upon issuance of shares with a beneficial conversion and net loss attributable to common stockholders for the three and nine month periods ended September 30, 2003 and the period from December 21, 1989 (inception) through September 30, 2003. Recalculated earnings per share for these periods based on the net loss attributable to common stockholders.

Item 1 - Note 1 to the Notes to Condensed Consolidated Financial Statements - Revised the pro-forma disclosure of net loss and earnings per share for the three and nine month periods ended September 30, 2003 required by SFAS No. 123 as amended by SFAS No. 148 to conform with the changes made to the Condensed Consolidated Statements of Operations discussed above.

Item 1 - Added Note 3 to disclose the restatement.

Item 2 - Critical Accounting Policies - Stock Based Compensation - Revised the pro-forma disclosure of net loss and earnings per share for the three and nine month periods ended September 30, 2003 required by SFAS No. 123 as amended by SFAS No. 148 to conform with the changes made to the Condensed Consolidated Statements of Operations discussed above.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

					Period from
	Three Months Ended September 30,		Nine Months Ended September 30,		December 21, 1989
					(Inception) to
	2003	2002	2003	2002	September 30, 2003

	(Restated — See Note (3))		(Restated — See Note (3))		(Restated — See Note (3))
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$62	$381	$260	$698	$2,393
Royalties	7	7	20	37	130
Grant and other revenue	—	—	—	—	433

Total revenues	69	388	280	735	2,956
Expenses:
Costs of goods sold	52	408	348	988	2,930
Research and development	660	480	1,863	1,769	27,039
Business development, general and administrative	498	686	1,749	1,499	12,992
Compensation expense associated with stock options and warrants	35	—	36	3,300	6,011

Total expenses	1,245	1,574	3,996	7,556	48,972
Operating loss	(1,176)	(1,186)	(3,716)	(6,821)	(46,016)
Merger cost	—	(113)	—	(515)	(515)
Interest and other income	1	5	8	10	1,219
Rental income	1	88	81	179	497
Interest expense	(29)	(4)	(92)	(1,732)	(2,776)
License fees	—	—	—	—	2,050

Net loss	$(1,203)	$(1,210)	$(3,719)	$(8,879)	$(45,541)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion	(4,292)	—	(4,292)	—	(4,292)

Net loss attributable to common stockholders	$(5,495)	$(1,210)	$(8,011)	$(8,879)	$(49,833)

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.07)	$(0.28)	$(0.52)	$(2.81)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for 2002 periods presented)	29,071	17,045	29,071	17,045	17,743

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

     Had compensation costs for the Company’s stock options issued to employees been determined based on SFAS No. 123, the Company’s net loss attributable to common stockholders and loss per share attributable to common stockholders would have been as follows:

	Three Months Ended
	September 30		Nine Months Ended September 30

	2003	2002	2003	2002

Net loss attributable to common stockholders, as reported	$(5,495)	$(1,210)	$(8,011)	$(8,879)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No. 25) for all awards, net of related tax effects	34	—	34	3,128
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(46)	—	(138)	(6,037)

Pro forma net loss attributable to common stockholders	$(5,507)	$(1,210)	$(8,115)	$(11,788)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.19)	$(0.07)	$(0.28)	$(0.52)

Basic and diluted — pro forma	$(0.19)	$(0.07)	$(0.28)	$(0.69)

Shares	29,071	17,045	29,071	17,045

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

(3) RESTATEMENT

     The Statement of Operations for the three and nine month periods ended September 30, 2003 and the period from December 21, 1989 (inception) through September 30, 2003 have been restated to reflect the accretion for the beneficial conversion and issuance costs on the Series C stock as a deemed dividend and therefore an addition to the net loss for purposes of determining net loss attributable to common stockholders and net loss per share attributable to common stockholders.

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

     If ReGen had elected to recognize compensation based on the fair value of options granted to employees as prescribed by Statement of Financial Account Standards (SFAS) No. 123, net loss attributable to common shareholders and net loss per share attributable to common shareholders would have been $(5,507) and $(0.19), and $(1,210) and $(0.07) for the three months ended September 30, 2003 and 2002, respectively and $(8,115) and $(0.28) and $(11,788) and $(0.69) for the nine months ended September 30, 2003 and 2002, respectively.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 16, 2004.

REGEN BIOLOGICS, INC.

By: /s/ GERALD E. BISBEE, JR.
Gerald E. Bisbee, Jr.
President and Chief Executive Officer