Form 10-K/A
period 2003-12-31
REGEN BIOLOGICS INC
filed 2004-06-17
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A
Amendment No. 1

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

Description of Amendment to Form 10-K for the year ended December 31, 2003

The undersigned registrant hereby amends its annual report on Form 10-K for the year ended December 31, 2003 as follows:

Based on subsequent reviews by Ernst & Young, Items 6, 7 and 8 have been revised to reflect the charge to retained earnings in 2003 that results from the accounting for the beneficial conversion and accretion of issuance costs associated with the Series C Preferred Stock as a deemed dividend to the Series C Preferred stockholders for purposes of determining the net loss attributable to common stockholders and earnings per share attributable to common stockholders for 2003 and the period from December 21, 1989 (inception) through September 30, 2003. This change did not impact the Company’s net loss or net equity for any period presented.

The following changes were made:

Item 6 – Table of Selected Consolidated Financial Data – Included the deemed dividend to Series C Preferred stockholders upon issuance of shares with a beneficial conversion and net loss attributable to common stockholders for the year ended December 31, 2003. Recalculated earnings per share based on the net loss attributable to common stockholders.

Item 7 – Table of Quarterly Results – Included the deemed dividend to Series C Preferred stockholders upon issuance of shares with a beneficial conversion and net loss attributable to common stockholders for the Quarters ended September 30, 2003 and December 31, 2003. Recalculated earnings per share for these periods based on the net loss attributable to common stockholders.

Item 8 – Consolidated Statements of Operations – Included the deemed dividend to Series C Preferred stockholders upon issuance of shares with a beneficial conversion and net loss attributable to common stockholders for the year ended December 31, 2003 and the Period from December 21, 1989 (inception) to December 31, 2003. Recalculated earnings per share for these periods based on the net loss attributable to common stockholders.

Item 8 – Note 3 to the Notes to Consolidated Financial Statements – Revised the pro-forma disclosure of net loss and earnings per share for the year ended December 31, 2003 required by SFAS No. 123 as amended by SFAS No. 148 to conform with the changes made to the Consolidated Statements of Operations discussed above.

Item 8 – Note 13 to the Notes to Consolidated Financial Statements – Added disclosure that the accretion for the beneficial conversion and issuance costs on the Series C Stock were treated as a deemed dividend to Series C stockholders for purposes of calculating net loss attributable to common stockholders and earnings per share.

Item 8 – Added Note 17 to disclose the restatement.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	2
Item 2.	Properties	20
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	44
Item 8.	Financial Statements	45
	Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	45
	Consolidated Balance Sheets as of December 31, 2003 and 2002	46
	Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002, 2001 and the Period from December 21, 1989 to December 31, 2003	47
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2003, 2002, 2001 and the Period from December 21, 1989 to December 31, 2003	48
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002, 2001 and the Period from December 21, 1989 to December 31, 2003	52
	Notes to Consolidated Financial Statements	53
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A.	Controls and Procedures	79
PART III
Item 10.	Directors and Executive Officers of the Registrant	79
Item 11.	Executive Compensation	79
Item 12.	Security Ownership of Certain Beneficial Owners and Management	80
Item 13.	Certain Relationships and Related Transactions	80
Item 14.	Principal Accountant Fees and Services	80
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	80
Signatures

PART I

Item 1.	Business

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

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Restated — See Note (1))
	(In thousands, except per share data)
Statement of Operations Data:
Revenue:	$293	$781	$490	$972	$10

Expenses:
Cost of goods sold	349	1,039	700	843	—
Research and development	2,675	2,222	2,125	2,712	3,898
Business development, general and administrative	2,483	2,147	1,592	1,573	1,381
Compensation expense associated with stock options and warrants	367	3,300	1,209	1,220	189

Total expenses	5,874	8,708	5,626	6,348	5,468

Operating loss	(5,581)	(7,927)	(5,136)	(5,376)	(5,458)
Merger cost	—	(515)	—	—	—
Interest and other income	23	66	12	18	88
Rental income	381	511	451	223	—
Rental expense	(278)	(316)	(303)	(150)	—
Interest expense	(275)	(1,770)	(354)	(244)	(88)
License fees	—	—	1,000	300	—

Net loss	$(5,730)	$(9,951)	$(4,330)	$(5,229)	$(5,458)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion	(4,343)	—	—	—	—

Net loss attributable to common stockholders	$(10,073)	$(9,951)	$(4,330)	$(5,229)	$(5,458)

Basic and diluted net loss per share attributable to common stockholders	$(0.35)	$(0.56)	$(0.25)	$(0.31)	$(0.32)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for all periods prior to reverse merger and recapitalization)	29,114	17,671	17,045	17,045	17,045

(1) The 2003 net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders have been restated to reflect accretion of the beneficial conversion and issuance costs on Series C Preferred Stock issued in 2003 as a deemed dividend to the Series C Preferred Stockholders.

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

	Fiscal Year 2003				Fiscal Year 2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

			(Restated — See Note (1))	(Restated — See Note (1))
	(In thousands, except per share data)
Revenue	$182	$29	$69	$13	$171	$176	$388	$46

Expenses:
Cost of goods sold	271	25	52	1	276	304	408	51
Research and development	438	765	660	812	574	715	480	453
Business development, general and administrative	556	695	498	734	349	373	777	648
Compensation expense associated with stock options and warrants	—	1	35	331	271	3,029	—	—

Total expenses	1,265	1,486	1,245	1,878	1,470	4,421	1,665	1,152

Operating Loss	(1,083)	(1,457)	(1,176)	(1,865)	(1,299)	(4,245)	(1,277)	(1,106)
Merger cost	—	—	—	—	—	(402)	(113)	—
Interest and other income	5	2	1	15	1	4	49	12
Rental income	131	107	60	83	—	—	380	131
Rental expense	(81)	(77)	(59)	(61)	—	—	(245)	(71)
Interest expense	(36)	(27)	(29)	(183)	(110)	(1,618)	(4)	(38)

Net loss	$(1,064)	$(1,452)	$(1,203)	$(2,011)	$(1,408)	$(6,261)	$(1,210)	$(1,072)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion	—	—	(4,292)	(51)	—	—	—	—

Net loss attributable to common stockholders	$(1,064)	$(1,452)	$(5,495)	$(2,062)	$(1,408)	$(6,261)	$(1,210)	$(1,072)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.05)	$(0.19)	$(0.07)	$(0.08)	$(0.37)	$(0.07)	$(0.05)

Weighted average number of shares used for calculation of net loss per share(shares outstanding after the reverse merger and recapitalization are used for all periods presented prior to the reverse merger and recapitalization)	29,071	29,071	29,071	29,243	17,045	17,045	17,045	19,529

(1) Q3 and Q4 of fiscal year 2003 net loss attributable to common stockholders and Q3 of fiscal year 2003 basic and diluted loss per share attributable to common stockholders have been restated to reflect accretion of the beneficial conversion and issuance costs on Series C Preferred Stock issued in Q3 of fiscal year 2003 as a deemed dividend to the Series C Preferred Stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReGen Biologics, Inc. (a development stage company) as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, and for the period from December 21, 1989 (inception) to December 31, 2003 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 17 to the consolidated financial statements, the statement of operations for the year ended December 31, 2003 and for the period from December 21, 1989 (inception) through December 31, 2003 have been restated to give effect to the accretion of the beneficial conversion and issuance costs on the Series C Preferred shares as a deemed dividend.

/S/ ERNST & YOUNG LLP

Baltimore, Maryland

March 26, 2004 except for
      Note 17 as to which
      the date is June 9, 2004

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

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
	Years Ended December 31,			December 21, 1989
				(Inception) to
	2003	2002	2001	December 31, 2003

	(Restated — See Note (17))			(Restated — See Note (17))

	(In thousands, except per share data)
Revenues:
Sales	$262	$737	$434	$2,395
Royalties	31	44	56	141
Grant and other revenue	—	—	—	433

Total revenues	293	781	490	2,969

Expenses:
Costs of goods sold	349	1,039	700	2,931
Research and development	2,675	2,222	2,125	27,851
Business development, general and administrative	2,483	2,147	1,592	13,726
Compensation expense associated with stock options and warrants	367	3,300	1,209	6,342

Total expenses	5,874	8,708	5,626	50,850

Operating loss	(5,581)	(7,927)	(5,136)	(47,881)
Merger cost	—	(515)	—	(515)
Interest and other income	23	66	12	1,234
Rental income	381	511	451	1,566
Rental expense	(278)	(316)	(303)	(1,047)
Interest expense	(275)	(1,770)	(354)	(2,959)
License fees	—	—	1,000	2,050

Net loss	$(5,730)	$(9,951)	$(4,330)	$(47,552)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion	(4,343)	—	—	(4,343)

Net loss attributable to common stockholders	$(10,073)	$(9,951)	$(4,330)	$(51,895)

Basic and diluted net loss per share attributable to common stockholders	$(0.35)	$(0.56)	$(0.25)	$(2.89)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for the year ended 2001 and prior)	29,114	17,671	17,045	17,950

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

     Use of Estimates

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

      Had compensation costs for the Company’s stock options been determined based on SFAS No. 123 as amended by SFAS No. 148, the Company’s net loss attributable to common stockholders and loss per share attributable to common stockholders would have been as follows (in thousands, except per share data):

	Year Ended December 31

	2003	2002	2001

Net loss attributable to common stockholders, as reported	$(10,073)	$(9,951)	$(4,330)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	97	3,128	1,119
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(409)	(6,386)	(2,070)

Pro forma net loss attributable to common stockholders	$(10,385)	$(13,209)	$(5,281)

Loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.35)	$(0.56)	$(0.25)
Basic and diluted — pro forma	$(0.36)	$(0.75)	$(0.31)

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

      The Series C Stock was issued with a beneficial conversion option. The value attributable to the beneficial conversion option of approximately $4,292 was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. The intrinsic value was calculated as the difference between the conversion price and the fair value of the underlying common stock at the issuance date and multiplied by the number of shares into which the Series C Stock is convertible. The Series C Stock was convertible at the issuance date and as such the total value of the beneficial conversion option was accreted immediately through a charge to retained earnings. Accretion for the beneficial conversion and issuance costs on the Series C Stock were treated as a deemed dividend to Series C stockholders for purposes of calculating net loss attributable to common stockholders and earnings per share.

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

(17) RESTATEMENT (Dated as of June 9, 2004)

     The Statement of Operations for the year ended December 31, 2003 and the period from December 21, 1989 (inception) through December 31, 2003 have been restated to reflect the accretion for the beneficial conversion and issuance costs on the Series C Preferred Stock as a deemed dividend and therefore an addition to the net loss for purposes of determining net loss attributable to common stockholders and net loss per share attributable to common stockholders.

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

      (a)(3) Exhibits.

      The following Exhibits are filed herewith and made a part hereof:

Number	Description

2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1	Amended and Restated Certificate of Incorporation(5)
3.2	Certificate of Amendment to the Certificate of Incorporation(6)
3.3	Amended and Restated By-Laws(4)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(17)
4.1	Specimen Common Stock Certificate(7)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)
4.3	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.4	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.5	Registration Rights Agreement between the Company and the Investors listed therein(8)
4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)

Number	Description

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)
4.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(18)
4.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)
4.10	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)
4.11	Form of Nonqualified Director Stock Option Agreement(11)
4.12	Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)
4.13	Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)
4.14	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)
10.1	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(13)
10.2	Form of Indemnification Agreement(4)
10.3	Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)
10.4	Employment agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)
10.5	Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)
10.6	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)
10.7	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)
10.8	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)
10.9	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)
10.10	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)
10.11	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)
21.1	Subsidiaries of Registrant(20)
23.1	Consent of Ernst & Young LLP(20)
31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated June 16, 2004(20)
31.2	Section 302 Certification from Brion Umidi, dated June 16, 2004(20)
32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated June 16, 2004(20)
32.2	Section 906 Certification from Brion Umidi, dated June 16, 2004(20)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/ A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/ A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Included with this filing.

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/ A, filed on January 14, 2004 (File No. 333-110605).

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 16, 2004.

REGEN BIOLOGICS, INC.

By:	/s/ GERALD E. BISBEE, JR. PH.D.

Gerald E. Bisbee, Jr. Ph.D.
President,
Chief Executive Officer
and Chairman of the Board