Form 10-Q/A
period 2004-03-31
REGEN BIOLOGICS INC
filed 2004-06-18
CIK 883697

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

      Description of Amendment to Form 10-Q for the Quarter Ended March 31, 2004

The undersigned registrant hereby amends its quarterly report on Form 10-Q for the Quarter ended March 31, 2004 as follows:

Based on subsequent reviews by Ernst & Young, Item 1 has been revised to reflect the charge to retained earnings that results from the accounting for the accretion of the beneficial conversion and issuance costs associated with the Series C Preferred Stock as a deemed dividend to the Series C Preferred stockholders for purposes of determining the net loss attributable to common stockholders for the three months ended March 31, 2004 and the period from December 21, 1989 (inception) through March 31, 2004 and net loss per share attributable to common stockholders. This change did not impact the Company’s net loss or net equity for any period presented.

The following changes were made:

Item 1 - Condensed Consolidated Statements of Operations - Included the deemed dividend to Series C Preferred stockholders upon issuance of shares with a beneficial conversion and net loss attributable to common stockholders for the three month period ended March 31, 2004 and the period from December 21, 1989 (inception) through March 31, 2004. Recalculated net loss per share for the period based on the net loss attributable to common stockholders.

Item 1 - Note 1 to the Notes to Condensed Consolidated Financial Statements - Revised the pro-forma disclosure of net loss and net loss per share for the three month period ended March 31, 2004 required by SFAS No. 123 as amended by SFAS No. 148 to conform with the changes made to the Condensed Consolidated Statements of Operations discussed above.

Item 1 - Added Note 3 to the condensed consolidated statements of operation to disclose the restatement.

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

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,		Period from December 21, 1989
			(Inception) to
	2004	2003	March 31, 2004
	(Restated — See Note (3))		(Restated — See Note (3))
	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$95	$174	$2,490
Royalties	12	8	153
Grant and other revenue	—	—	433

Total revenues	107	182	3,076
Expenses:
Costs of goods sold	59	271	2,990
Research and development	785	410	28,252
Business development, general and administrative	807	556	14,533
Compensation expense associated with stock options and warrants	119	—	6,461

Total expenses	1,770	1,237	52,236
Operating loss	(1,663)	(1,055)	(49,160)
Merger cost	—	—	(515)
Interest and other income	9	5	1,243
Rental income	79	131	1,645
Rent expense	(78)	(109)	(1,509)
Interest expense	(29)	(36)	(2,988)
License fees	—	—	2,050

Net loss	$(1,682)	$(1,064)	$(49,234)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion	(52)	—	(4,395)

Net loss attributable to common stockholders	$(1,734)	$(1,064)	$(53,629)

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.04)	$(2.95)

Weighted average number of shares used for calculation of net loss per share	29,322	29,071	18,149

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

     Had compensation costs for the Company’s stock options been determined based on SFAS No. 123 as amended by SFAS No. 148, the Company’s net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net loss attributable to common stockholders, as reported	$(1,734)	$(1,064)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	113	—
Deduct: Total stock-based compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(253)	(46)

Pro forma net loss attributable to common stockholders	$(1,874)	$(1,110)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.06)	$(0.04)
Basic and diluted — pro forma	$(0.06)	$(0.04)
Shares	29,322	29,071

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

(3) RESTATEMENT

     The Statement of Operations for the three month period ended March 31, 2004 and the period from December 21, 1989 (inception) through March 31, 2004 have been restated to reflect the accretion for the beneficial conversion and issuance costs on the Series C Stock as a deemed dividend and therefore an addition to the net loss attributable to common stockholders. Basic and diluted net loss per share attributable to common stockholders for the period from December 21, 1989 (inception) through March 31, 2004 has also been restated to reflect this change.

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

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)
2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1	Amended and Restated Certificate of Incorporation(5)
3.2	Certificate of Amendment to the Certificate of Incorporation(6)
3.3	Amended and Restated By-Laws(4)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(17)
4.1	Specimen Common Stock Certificate(7)
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)
4.3	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.4	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.5	Registration Rights Agreement between the Company and the Investors listed therein(8)
4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)
4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)
4.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(18)

Number	Description
4.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)
4.10	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)
4.11	Form of Nonqualified Director Stock Option Agreement(11)
4.12	Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)
4.13	Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)
4.14	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)
10.1	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(13)
10.2	Form of Indemnification Agreement(4)
10.3	Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)
10.4	Employment agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)
10.5	Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)
10.6	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)
10.7	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)
10.8	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)
10.9	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)
10.10	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)
10.11	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)
31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated June 18, 2004(22)
31.2	Section 302 Certification from Brion Umidi, dated June 18, 2004(22)
32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated June 18, 2004(22)
32.2	Section 906 Certification from Brion Umidi, dated June 18, 2004(22)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(22)	Included with this filing.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on June 18, 2004.

REGEN BIOLOGICS, INC

By: /s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and
Chief Financial Officer