Form 10-Q
period 2004-06-30
REGEN BIOLOGICS INC
filed 2004-08-12
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     The number of outstanding shares of the registrant’s common stock as of August 10, 2004 was 48,249,533.

REGEN BIOLOGICS, INC.

INDEX

PART I — Financial Information
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004 (unaudited) and 2003 (unaudited), the Six Months Ended June 30, 2004 (unaudited) and 2003 (unaudited) and the Period from December 21, 1989 to June 30, 2004 (unaudited)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to June 30, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 (unaudited) and 2003 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2004 (unaudited)
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
Signatures
Certifications
Exhibit 31.1
EXhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — Financial Information

     Item 1. Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,208	$8,323
Trade receivables	51	11
Receivables from related parties	68	—
Inventory	169	216
Prepaid expenses and other current assets	216	247

Total current assets	15,712	8,797
Property and equipment, net	54	80
Other assets	137	152

Total assets	$15,903	$9,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$632	$408
Accounts payable to related parties	18	26
Accrued expenses	446	541
Current portion of capital leases	6	4

Total current liabilities	1,102	979
Pension liability	158	144
Other liabilities	19	19
Long-term portion of capital leases	3	3
Long-term portion of notes payable to related parties, including accrued interest of $1,017 and $958 as of June 30, 2004 and December 31, 2003, respectively	7,060	7,001

Total liabilities	8,342	8,146
Series A redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $6,659; and 14,860,969 shares issued and outstanding as of June 30, 2004 and $6,855; and 15,298,351 shares issued and outstanding as of December 31, 2003	6,659	6,855
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $7,227; and 16,128,759 issued and outstanding as of June 30, 2004 and $9,969; and 22,246,153 issued and outstanding as of December 31, 2003	6,194	8,439
Stockholders’ equity (deficit):
Common stock	481	293
Accumulated other comprehensive loss	(58)	(58)
Additional paid-in capital	50,092	37,249
Deficit accumulated during development stage	(55,807)	(51,895)

Total stockholders’ equity (deficit)	(5,292)	(14,411)

Total liabilities and stockholders’ equity (deficit)	$15,903	$9,029

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)

					Period from
	Three Months Ended June 30,		Six Months Ended June 30 ,		December 21, 1989
					(Inception) to
	2004	2003	2004	2003	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Sales	$146	$24	$241	$198	$2,636
Royalties	13	5	25	13	166
Grant and other revenue	—	—	—	—	433

Total revenues	159	29	266	211	3,235
Expenses:
Costs of goods sold	122	25	181	296	3,112
Research and development	919	737	1,704	1,147	29,171
Business development, general and administrative	813	695	1,620	1,251	15,346
Compensation expense associated with stock options and warrants	38	1	157	1	6,499

Total expenses	1,892	1,458	3,662	2,695	54,128
Operating loss	(1,733)	(1,429)	(3,396)	(2,484)	(50,893)
Merger cost	—	—	—	—	(515)
Interest and other income	30	2	39	7	1,273
Rental income	83	107	162	238	1,728
Rent expense	(83)	(105)	(161)	(214)	(1,592)
Interest expense	(31)	(27)	(60)	(63)	(3,019)
License fees	—	—	—	—	2,050

Net loss	$(1,734)	$(1,452)	$(3,416)	$(2,516)	$(50,968)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(444)	—	(496)	—	(4,839)

Net loss attributable to common stockholders	$(2,178)	$(1,452)	$(3,912)	$(2,516)	$(55,807)

Basic and diluted net loss per share attributable to common stockholders	$(0.05)	$(0.05)	$(0.11)	$(0.09)	$(3.01)

Weighted average number of shares used for calculation of net loss per share	41,003,054	29,070,786	35,162,690	29,070,786	18,540,717

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.

(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and
Series A and Series C Redeemable Convertible Preferred Stock

Period from December 21, 1989 (inception) to June 30, 2004 (unaudited)

(Dollars in thousands, per share data)

					Stockholders Equity (Deficit)
	Series A Redeemable		Series C Redeemable		Series A - F		Series B
	Convertible Preferred		Convertible Preferred		Convertible		Convertible Preferred
	Stock		Stock		Preferred Stock		Stock		Common Stock
	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					–	$–			1,400,000	$1
Issuance of common stock at $0.005 per share for cash in November 1991					–	–			700,000	–
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			–	–
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	–			–	–
Net loss from inception (December 21, 1989) through December 31, 1992					–	–			–	–
Balance at December 31, 1992					1,951,338	1			2,100,000	1
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	–			–	–
Exercise of common stock options at $0.30 per share for cash in February 1993					–	–			200	–
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					–	–			5,000	–
Net loss					–	–			–	–
Balance at December 31, 1993					2,501,890	1			2,105,200	1
Net loss					–	–			–	–
Balance at December 31, 1994					2,501,890	1			2,105,200	1
Net loss					–	–			–	–
Balance at December 31, 1995					2,501,890	$1			2,105,200	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)
			Deficit
	Additional	Deferred	Accumulated	Accumulated Other	Total Stockholders’
	Paid In	Stock	During Development	Comprehensive	Equity
	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990	$44	$–	$–		$45
Issuance of common stock at $0.005 per share for cash in November 1991	3	–	–		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44	681	–	–		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29	3,650	–	–		3,650
Net loss from inception (December 21, 1989) through December 31, 1992	–	–	(2,476)		(2,476)
Balance at December 31, 1992	4,378	–	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29	2,448	–	–		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993	1	–	–		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant	1	–	–		1
Net loss	–	–	(1,342)		(1,342)
Balance at December 31, 1993	6,828	–	(3,818)		3,012
Net loss	–	–	(1,463)		(1,463)
Balance at December 31, 1994	6,828	–	(5,281)		1,549
Net loss	–	–	(1,959)		(1,959)
Balance at December 31, 1995	$6,828	–	$(7,240)		$(410)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock

Period from December 21, 1989 (inception) to June 30, 2004 (unaudited)

(Dollars in thousands, except per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C		Series A - F		Series B
	Redeemable Convertible		Redeemable Convertible		Convertible		Convertible Preferred
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1995 (carried forward)					2,501,890	$1			2,105,200	$1
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	–			–	–
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					–	–			163,333	–
Net loss					–	–			–	–
Balance at December 31, 1996					3,693,211	1			2,268,533	1
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	–			–	–
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					–	–			32,111	–
Net loss					–	–			–	–
Balance at December 31, 1997					4,028,525	1			2,300,644	1
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					–	–			159,879	–
Compensation expense associated with stock option modifications					–	–			–	–
Net loss					–	–			–	–
Balance at December 31, 1998					4,028,525	1			2,460,523	1
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					–	–			42,396	–
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	–			–	–
Compensation expense associated with stock option grants					–	–			–	–
Net loss					–	–			–	–
Balance at December 31, 1999					4,481,835	$1			2,502,919	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)
			Deficit
	Additional		Accumulated	Accumulated Other	Total Stockholders’
	Paid In	Deferred Stock	During Development	Comprehensive	Equity
	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (carried forward)	$6,828	$–	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536	8,101	–	–		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	43	–	–		43
Net loss	–	–	(1,931)		(1,931)
Balance at December 31, 1996	14,972	–	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53	2,378	–	–		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	5	–	–		5
Net loss	–	–	(3,868)		(3,868)
Balance at December 31, 1997	17,355	–	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	108	–	–		108
Compensation expense associated with stock option modifications	56	–	–		56
Net loss	–	–	(3,815)		(3,815)
Balance at December 31, 1998	17,519	–	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	32	–	–		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash	3,956	–	–		3,956
Compensation expense associated with stock option grants	3,436	(3,247)	–		189
Net loss	–	–	(5,458)		(5,458)
Balance at December 31, 1999	$24,943	$(3,247)	$(22,312)		$(614)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock

Period from December 21, 1989 (inception) to June 30, 2004 (unaudited)

(Dollars in thousands, except per share data)

Stockholders’ Equity (Deficit)
	Series A Redeemable		Series C Redeemable
	Convertible		Convertible Preferred		Series A – F Convertible		Series B Convertible
	Preferred Stock		Series C		Preferred Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999 (carried forward)					4,481,835	$1
Compensation expense associated with stock option grants in prior year					–	–
Compensation expense associated with stock option grants in current year					–	–
Stock options cancelled during 2000					–	–
Net loss					–	–
Balance at December 31, 2000					4,481,835	1
Exercise of common stock options at $.10 per share in 2001					–	–
Exercise of common stock options at $1.45 per share in 2001					–	–
Compensation expense associated with stock option grants in prior years					–	–
Compensation expense associated with stock option grants in current year					–	–
Stock options cancelled during 2001					–	–
Deferred stock compensation associated with stock option grants to non-employees in 2001					–	–
Net loss					–	–
Balance at December 31, 2001					4,481,835	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)
	Common Stock				Deficit Accumulated	Accumulated Other
			Additional Paid In	Deferred Stock	During Development	Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (carried forward)	2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year	–	–	–	738	–		738
Compensation expense associated with stock option grants in current year	–	–	2,124	(1,642)	–		482
Stock options cancelled during 2000	–	–	(1,089)	1,089	–		–
Net loss	–	–	–	–	(5,229)		(5,229)
Balance at December 31, 2000	2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001	25,000	–	3	–	–		3
Exercise of common stock options at $1.45 per share in 2001	125	–	–	–	–		–
Compensation expense associated with stock option grants in prior years	–	–	–	935	–		935
Compensation expense associated with stock option grants in current year	–	–	1,010	(833)	–		177
Stock options cancelled during 2001	–	–	(161)	161	–		–
Deferred stock compensation associated with stock option grants to non-employees in 2001	–	–	228	(131)	–		97
Net loss	–	–	–	–	(4,330)		(4,330)
Balance at December 31, 2001	2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

     See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock

Period from December 21, 1989 (inception) to June 30, 2004 (unaudited)

(Dollars in thousands, except per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C		Series A - F
	Redeemable Convertible		Redeemable Convertible		Convertible		Series B
	Preferred Stock		Preferred Stock		Preferred Stock		Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001 (carried forward)					4,481,835	$1
Issuance of Common Stock
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1
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
Issuance of Common Stock – warrants exercised
Accretion of Series C Stock issuance cost				51
Net loss and comprehensive loss
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)
					Deficit
					Accumulated	Accumulated
	Common Stock		Additional Paid In	Deferred Stock	During Development	Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Loss	Equity (Deficit)
Balance at December 31, 2001 (carried forward)	2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock	301,930	1	104				105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138			6,716				6,717
Deferred stock compensation associated with stock option grants in 2002			370	(370)
Compensation expense associated with stock options outstanding				452			452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing			657				657
Valuation of beneficial conversion associated with bridge financing			843				843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger				2,848			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value			(6,854)				(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	297,146	3	(122)
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock	(2,829,974)	(1)	1
Issuance of Company Common Stock	7,781,018	78	(78)
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	8,966,966	89	2,678				2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	12,025,656	120
Minimum Pension Liability						$(58)	(58)
Net loss					(9,951)		(9,951)
Other Comprehensive Loss							(10,009)
Balance at December 31, 2002	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding			405				405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			97				97
Issuance of Common Stock warrants to Series C Stockholders			969				969
Valuation of beneficial conversion associated with Series C Stock financing			4,292				4,292
Accretion of beneficial conversion associated with Series C Stock financing					(4,292)		(4,292)
Issuance of Common Stock – warrants exercised	230,000	2	113				115
Accretion of Series C Stock issuance cost					(51)		(51)
Net loss and comprehensive loss					(5,730)		(5,730)
Balance at December 31, 2003	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)

     See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock

Period from December 21, 1989 (inception) to June 30, 2004 (unaudited)
(Dollars in thousands, except per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C		Series A - F
	Redeemable Convertible		Redeemable Convertible		Convertible		Series B
	Preferred Stock		Preferred Stock		Preferred Stock		Convertible Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—
Compensation expense associated with stock options outstanding
Accretion of Series C Stock issuance cost				100
Recognition of Series C Stock issuance cost upon conversion				396
Issuance of Common Stock – warrants exercised net of 8,901 shares held treasury
Issuance of Common Stock – options exercised
Issuance of Common Stock – common stock offering
Conversion of Series A Stock to Common Stock	(437,382)	(196)
Conversion of Series C Stock to Common Stock			(6,117,394)	(2,741)
Net loss and comprehensive loss
Balance at June 30, 2004 (unaudited)	14,860,969	$6,659	16,128,759	$6,194	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)
					Deficit
					Accumulated	Accumulated
	Common Stock		Additional		During	Other	Total
			Paid In	Deferred Stock	Development	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Loss	Equity (Deficit)
Balance at December 31, 2003	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding			184				184
Accretion of Series C Stock issuance cost					(100)		(100)
Recognition of Series C Stock issuance cost upon conversion					(396)		(396)
Issuance of Common Stock – warrants exercised net of 8,901 shares held treasury	79,211	1	30				31
Issuance of Common Stock – options exercised	80,000	1	12				13
Issuance of Common Stock – common stock offering	12,074,595	121	9,745				9,866
Conversion of Series A Stock to Common Stock	437,382	4	192				196
Conversion of Series C Stock to Common Stock	6,117,394	61	2,680				2,741
Net loss and comprehensive loss					(3,416)		(3,416)
Balance at June 30, 2004 (unaudited)	48,089,368	$481	$50,092	$—	$(55,807)	$(58)	$(5,292)

     See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar in thousands)

			Period from
	Six Months Ended June 30,		December 21, 1989 (Inception) to
	2004	2003	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net loss	$(3,416)	$(2,516)	$(50,968)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	157	1	6,501
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Non-cash interest expense	59	63	1,213
Depreciation and amortization	40	63	2,166
Loss on disposal of property and equipment	—	—	9
Changes in operating assets and liabilities:
Other current assets and receivables	(49)	58	(214)
Inventory	47	(10)	(169)
Other assets	15	14	(87)
Accounts payable and accrued expenses	121	192	785
Other liabilities	14	(25)	33

Net cash used in operating activities	(3,012)	(2,160)	(39,231)

Investing Activities
Purchases of property and equipment	(10)	(20)	(1,993)
Changes in short-term investments	—	2,184	2,945

Net cash provided by (used in) investing activities	(10)	2,164	952

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock, net of offering costs paid in cash	9,909	—	10,325
Repayment of capital lease obligations	(2)	(4)	(119)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	9,907	(4)	53,486

Net increase (decrease) in cash	6,885	—	15,207
Cash at beginning of period	8,323	1	1

Cash at end of period	$15,208	$1	$15,208

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	4	—	128
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series A Stock	196	—	196
Warrants exercised, cashless transaction	10	—	10
Conversion of Series C Stock	2,741	—	2,741
Cash disclosure:
Cash paid for interest	1	—	315

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

     For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

     ReGen currently operates in one business segment that develops and manufactures tissue growth and repair products for unmet markets in both the U.S. and globally. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.

   Concentrations of Risk

     The Company currently has two principal customers, which market and sell the Company’s two current products. Customer A has the license to sell the SharpShooter product. Customer B, which is also a shareholder of the Company, has a non-exclusive license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. Concentrations of receivables and revenues by customer are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
	2004	2003	2004	2003	2003
Accounts receivable:
Customer A	43%	83%	43%	83%	100%
Customer B	57%	17%	57%	17%	0%
Sales revenues:
Customer A	46%	5%	66%	24%	23%
Customer B	54%	95%	34%	76%	77%
Royalties:
Customer A	100%	100%	100%	100%	100%

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

Reclassifications

     Certain prior year and inception to June 30, 2004 balances have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified cash held in a money market account and sweep account as cash equivalents. The Company held cash equivalents of $14,471 and $8,091 in a money market account and $737 and $232 in a sweep account as of June 30, 2004 and December 31, 2003, respectively.

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

     Inventory consists of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Raw material	$23	$29
Work in process	51	16
Finished goods	95	171

	$169	$216

     Inventory was adjusted down $107 and $62 during the periods ended June 30, 2004 and December 31, 2003, respectively, to reflect values at the lower of cost or market. At June 30, 2004, 38% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for the Company’s products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market prices.

Accrued Expenses

     Accrued expenses consist of the following:

	June 30,	December 31,
	2004	2003
	(In thousands)
Accrued professional fees	$298	$190
Accrued officer compensation	—	178
Accrued printing cost	25	26
Accrued common stock registration cost	55	75
Accrued vacation	37	22
Other accrued cost	31	50

	$446	$541

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

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to make contributions to the plan during 2004 and as of June 30, 2004 no contributions have been made. Pension expense during the three month periods ended June 30, 2004 and 2003 was not material.

Stock Based Compensation

     The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, if the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

     Had compensation costs for the Company’s stock options been determined based on SFAS No. 123 as amended by SFAS No. 148, the Company’s net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been as follows (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(2,178)	$(1,452)	$(3,912)	$(2,516)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	32	—	145	—
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(166)	(46)	(419)	(92)

Pro forma net loss attributable to common stockholders	$(2,312)	$(1,498)	$(4,186)	$(2,608)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.05)	$(0.05)	$(0.11)	$(0.09)
Basic and diluted — pro forma	$(0.06)	$(0.05)	$(0.12)	$(0.09)
Shares	41,003,054	29,070,786	35,162,690	29,070,786

Rental Activities

     The Company subleases space in one of its facilities to an unrelated third party. Rental income and expense associated with this sublease are recorded below operating loss. Rental expense includes an allocation of building related expenses based on the ratio of subleased space to total space.

(2) RELATED PARTY TRANSACTIONS

     The Company has a cost reimbursement agreement with a shareholder of the Company. For the periods ended June 30, 2004 and December 31, 2003, the Company is entitled to, and recorded as a reduction of business development expenses, reimbursement of approximately $10 and $90, respectively.

     For the three months ended June 30, 2004 and June 30, 2003, 54% and 95%, respectively of the Company’s revenues were from sales to Customer B, a related party. For the six months ended June 30, 2004 and June 30, 2003, 34% and 76%, respectively of the Company’s revenues were from sales to Customer B, a related party.

     At June 30, 2004 and December 31, 2003, approximately $18 and $26 of accounts payable were due to related parties for services or reimbursed expenses including officers or directors who are also shareholders. The Company has paid $39 and $107 to the afore mentioned related parties during the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

     During the second quarter 2004 the Company made a donation of approximately $8 to the Steadman Hawkins Foundation for orthopedic research. Dr. Steadman, a director and shareholder of the Company is the director of the Foundation.

(3) FINANCINGS AND CAPITAL TRANSACTIONS

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

     In the second quarter of 2004, holders of 437,382 shares of Series A Redeemable Convertible Preferred Stock and 6,117,394 shares of Series C Redeemable Convertible Preferred Stock exercised their right to convert their shares to an equal number of shares of common stock. As a result of this conversion, $396 of unamortized issuance cost associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. The Common Stock issued upon conversion is included in the shares for which ReGen has received notice requesting registration.

     On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $9,866 (the “April Financing”). The common stock sold in the private placement may be registered by the Company on one or more registration statements to be filed with the SEC, and will be subject to lock-up provisions for a period of 150 days after the completion of the private placement.

     On July 14, 2004, the Company filed a preliminary registration statement (the “Registration Statement”) with the SEC on Form S-1 for registration of 47,624,409 shares of common stock. The shares being registered include common shares registered pursuant to the Registration Rights Agreements (issuable upon the conversion of certain shares of Series A Stock and Series C Stock) and the shares issued in the April Financing. The Registration Statement was declared effective with the SEC on July 23, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except per share data and per unit data)

     On June 21, 2002, ReGen Biologics, Inc (“ReGen”) acquired RBio, Inc., formerly named ReGen Biologics, Inc. The acquisition was recorded for accounting purposes as a reverse merger and recapitalization. For purposes of this filing, the historical financial statements of RBio, Inc. including related notes have replaced the prior historical financial statements of ReGen.

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

Business

     We are a leading orthopedic products company that develops and manufactures tissue growth and repair products for unmet markets in both the U.S. and globally. Our primary product, the Collagen Meniscus Implant, or CMI, is an implant designed to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee. A damaged meniscus is frequently treated with an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further degeneration or injury. The CMI represents the only product of which we are aware with the potential to facilitate the growth of new tissue in the space created when meniscus tissue is removed through a partial meniscectomy procedure. As indicated from the preliminary results of our clinical studies, the greatest benefits to the patient from implantation of the CMI are seen in the patients who have undergone prior treatment to their meniscus, and include:

•	Substantial growth of new tissue in the meniscus, which does not otherwise re-grow after removal in a partial meniscectomy;

•	Significantly greater return to a more active lifestyle than those patients’ receiving only a partial meniscectomy; and

•	A highly correlated relationship between the patients pain and function, and their degree of return to pre-injury activity, e.g. CMI patients experience an approximately equal level of pain as do the patients in the control group who received only a partial meniscectomy, but do so at a significantly higher return to pre-injury activity levels.

     In November 2002, ReGen completed the required enrollment and related surgical procedures for its CMI clinical trial in the U.S. At the request of surgeons participating in the trial, additional patients were enrolled and surgeries completed by early 2003. All patients included in the trial are expected to complete two years of follow-up prior to ReGen’s submission of the results in its PMA to the FDA. ReGen expects the last of these two-year clinical follow-up exams will be completed by early 2005, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain, but ReGen expects that the FDA Orthopedic Panel will issue its recommendation to the FDA in late 2005 or early 2006, with a final decision from the FDA thereafter. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. are not expected to occur until, at the earliest, late 2006.

     The FDA has not yet approved the CMI and there is no guarantee that we will obtain such approval. If we were to obtain FDA approval, we believe the following trends may be relevant to the performance of the Company. The number of partial meniscectomy procedures is expected to grow by approximately 5% per year for the foreseeable future due to the aging population, the growing proportion of “weekend warriors” and the lack of viable alternatives. The number of patients that would be eligible for a medial CMI implant in the U.S., if the CMI were approved by the FDA, is expected to increase to over 40% of all partial meniscectomy procedures, or approximately 476,000 patients, by 2010. We estimate that, based on the expected average sales price of the CMI in the U.S. if the CMI had been approved by the FDA, the U.S. market for the CMI in 2002 would have been approximately $850 million, and is expected to increase to approximately $1.7 billion by 2010 if the CMI is approved by the FDA. This estimate is based on an assumed average reimbursed sales price of $3,500 for the CMI, and does not include surgeon and other facility costs. Sales of the CMI in the U.S. will not occur until it has been approved for sale in the U.S. by the FDA.

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

     In general, we have seen positive reception to the CMI by surgeons and patients in Europe. The CMI is approved for sale in most European countries and Australia, but application for reimbursement approval in certain countries, including Germany, the largest European country, is still underway. The primary business of Centerpulse, the Company’s non-exclusive distribution partner in Europe, is the development, production and marketing of joint replacement products for the knee, hip and other joints. We do not believe that Centerpulse has committed the necessary resources to building a marketing and sales initiative for sports medicine products in general or the CMI in particular. In August 2003, Centerpulse agreed to be acquired by Zimmer, and on October 2, 2003 Zimmer announced the completion of its exchange offers. The acquisition by Zimmer resulted in beneficial ownership by Zimmer of 98.7% of Centerpulse’s issued shares. We believe that the ongoing acquisition and business integration-related activities that affected Centerpulse throughout 2003 were disruptive to the focus of its limited resources on building a sports medicine marketing business in general, and on selling the CMI in particular. We believe this trend will continue in 2004.

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

     Our current strategy is to focus on the following initiatives:

•	Obtaining FDA approval of the CMI;

•	Developing our distribution and marketing capabilities for the CMI both in the U.S. and throughout certain other countries;

•	Launching the CMI in the U.S.; and

•	Conducting further research on select product opportunities within our research and development pipeline to determine whether to pursue further development of these opportunities.

     Our long-term strategy is to capitalize on our proven collagen scaffold technology by continuing to design, develop, manufacture, and market our own products, as well as partner with key market leaders to develop and market products in other targeted therapeutic areas.

Our Core Technology

     Our core technology focuses on guided tissue generation. That is, if the body is provided with a suitable environment for cellular ingrowth, the body has the ability to use its own cell structures to grow new tissue. We have developed a proprietary type I bovine collagen scaffold material that uses the body’s own cells to grow new tissue. The various tissue matrix engineering processes used in the design of this scaffold are the basis of our tissue growth technology and product offerings. Our proprietary processes are capable of producing implants with the various physical properties required for remodeling each specific target tissue. Our initial application, the CMI, uses this technology to guide the generation of new tissue in the medial meniscus of the knee.

     Collagen is a multifunctional family of proteins with unique structural characteristics. To date, 19 different proteins can be classified as collagen, making collagen the most abundant protein in the human body. Among the various collagens, type I collagen is the most abundant and is the major constituent of bone, skin, and tendon.

     The structure of animal type I collagen is highly similar to the structure of human type I collagen. This finding is supported by data from our current U.S. clinical trial. Based on the important functions of type I collagen in the body and the biocompatibility of animal type I collagen, this material has become increasingly popular as a biomaterial for clinical applications, particularly in the repair and generation of new tissue.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For further discussion of our accounting policies see Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

REVENUE. The Company’s revenue for the three months ended June 30, 2004 was $159 compared with $29 for the same period in 2003, an increase of approximately $130 or 448%. Revenue for the six months ended June 30, 2004 was $266 compared with $211 for the same period in 2003, an increase of approximately $55 or 26%. These increases result from higher product sales to our distributors and related royalties.

CMI sales were $57 for the three months ended June 30, 2004 compared with $0 for the same period in 2003, an increase of $57 or 100%, due to the higher number of CMI units ordered by and therefore shipped to Centerpulse. Unit shipments of the CMI during the three months ended June 30, 2004 were 113 compared with 0 units shipped in the same period in 2003, an increase of 113 units, or 100%. CMI sales were $57 for the six months ended June 30, 2004 compared with $68 for the same period in 2003, a decrease of $11 or 16%, due to the lower number of CMI units ordered by and therefore shipped to Centerpulse. Unit shipments of the CMI during the six months ended June 30, 2004 were 113 compared with 139 units shipped in the same period in 2003, a decrease of 26 units, or 19%. Shipments of the CMI, and therefore revenue to the Company have been historically inconsistent. Effective April 17, 2004, we elected to convert our distribution agreement with Centerpulse to non-exclusive and continue to discuss with them potential future distribution relationships.

SharpShooter sales in the three months ended June 30, 2004 approximated $89 compared with $24 for the same period in 2003, a net increase of $65 or 271%. SharpShooter sales to Centerpulse for the three months ended June 30, 2004 were $21 compared to $23 for the same period in 2003, a decrease of $2 or 9%. This decrease was offset by the increase in SharpShooter sales to Linvatec, ReGen’s primary distributor for the SharpShooter. SharpShooter sales to Linvatec for the three months ended June 30, 2004 were $68 compared to $1 for the same period in 2003, an increase of $67 or 6700%. SharpShooter sales to Linvatec accounted for approximately 77% of total SharpShooter sales for the three months ended June 30, 2004 and 5% for the three months ended June 30, 2003. SharpShooter sales were $184 for the six months ended June 30, 2004 compared with $130 for the same period in 2003 an increase of $54, or 42%. SharpShooter sales to Centerpulse for the six month period ended June 30, 2004 were $24 compared to $82 for the same period in 2003, a decrease of $58 or 71%. This decrease was offset by the increase in SharpShooter sales to Linvatec. SharpShooter sales to Linvatec for the six months ended June 30, 2004 were $160 compared to $48 for the same period in 2003, an increase of $112 or 233%. SharpShooter sales to Linvatec accounted for approximately 87% of total SharpShooter sales for the six months ended June 30, 2004 and 37% for the six months ended June 30, 2003.

Royalties received from Linvatec for the three months ended June 30, 2004 approximated $13 compared with $5 for the same period in 2003, an increase of $8 or 160%. Royalties received for the six months ended June 30, 2004 approximated $25 compared with $13 for the same period in, 2003 an increase of $12 or 92%.

In March and April 2003, Conmed, the parent company of Linvatec announced that it had completed the acquisition of Bionx Implants, Inc. (“Bionx”) and that it would be integrating the sale of the Bionx products with its orthopedic subsidiary, Linvatec. As part of this integration, Conmed announced that it would be reorganizing its 90 direct orthopedic sales representatives into 18 exclusive sales agent groups that would eventually manage 230 sales professionals in the U.S. While shipments of the SharpShooter products have been historically inconsistent, we believe that these corporate and operating organizational matters had affected activities at Linvatec, such that orders of our products throughout most of 2003 were negatively impacted. Linvatec’s sales of the SharpShooter increased sequentially by 46% in the third quarter of 2003, 40% in the fourth quarter of 2003, 8% in the first quarter 2004 and 7% in the second quarter 2004, suggesting that our sales and royalty revenue, driven by Linvatec sales, will continue to improve in 2004 if this trend continues.

COST OF GOODS SOLD. Cost of goods sold approximated $122 for the three months ended June 30, 2004 compared with $25 for the same period in 2003, an increase of $97, or 388%, directly correlated to the increase in sales, particularly sales of CMI, which have a higher relative per unit cost. For the three months ended June 30, 2004 and 2003, respectively, CMI costs accounted for $53 and approximately $0. For the three months ended June 30, 2004 and 2003, respectively, SharpShooter costs accounted for approximately $69 and $25. Cost of goods sold approximated $181 for the six months ended June 30, 2004 compared with $296 for the same period in 2003, a decrease of $115, or 39%, directly correlated to the decrease in CMI sales, which have a higher relative per unit cost. For the six months ended June 30, 2004 and 2003, respectively, CMI costs accounted for $53 and approximately $97. For the six months ended June 30, 2004 and 2003, respectively, SharpShooter costs accounted for approximately $128 and $199. At June 30, 2004, 38% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for its products, current sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for some of the Company’s products.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 2004 approximated $919 compared with $737 for the same period in 2003, an increase of approximately $182, or 25%. Research and development expenses for the six months ended June 30, 2004 approximated $1,704 compared with $1,147 for the same period in 2003, an increase of approximately $557, or 49%. These increases result from (i) the higher proportion of CMI units produced for development and quality control purposes versus those produced for commercial resale during the three and six month periods ended June 30, 2004 as compared with the same periods in 2003, and (ii) increased development costs, primarily for consulting services, in connection with the Pre-market Approval submission for the CMI. Management expects these trends to continue through 2004, as we prepare our PMA for submission to the FDA. In early July 2004 the Company submitted the manufacturing module of the modular PMA for the CMI to the FDA, an important step toward a final decision from the FDA regarding approval of the CMI.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses approximated $813 for the three months ended June 30, 2004 compared with $695 for the same period in 2003, an increase of approximately $118, or 17%, resulting primarily from (i) an increase of approximately $169 in professional services including legal representation, accounting services and stock transfer and exchange services, (ii) an increase of approximately $4 in employee compensation, (iii) an increase of approximately $73 in printing cost related to security filings, (iv) an increase of approximately $25 in investor relations and (v) an offsetting decrease of approximately $158 related to expensed financing costs incurred in connection with the Series C financing that closed in September 2003. Business development, general and administrative expenses approximated $1,620 for the six months ended June 30, 2004 compared with $1,251 for the same period in 2003, an increase of approximately $369, or 29%, resulting primarily from (i) an increase of approximately $361 in professional services including legal representation, accounting services and stock transfer and exchange services, (ii) an increase of approximately $26 in employee compensation, (iii) an increase of approximately $73 in printing cost related to security filings, (iv) an increase of approximately $59 in investor relations and (v) an offsetting decrease of approximately $158 related to expensed financing costs incurred in connection with the Series C financing. Management expects these trends to continue through 2004.

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants for the three months ended June 30, 2004 approximated $38, compared to $1 for the same period in 2003. Stock based compensation expense for the three months ended June 30, 2004 consisted of (i) $6 for non-employees and ii) $32 for employees. Compensation expense associated with stock options and warrants for the six months ended June 30, 2004 approximated $157, compared to $1 for the same period in 2003. Stock based compensation expense for the six months ended June 30, 2004 consisted of (i) $12 for non-employees and ii) $145 for employees.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, interest expense and license fees. Interest and other income approximated $30 for the three months ended June 30, 2004 compared with $2 for the same period in 2003, an increase of approximately $28. Interest and other income approximated $39 for the six months ended June 30, 2004 compared with $7 for the same period in 2003, an increase of approximately $32. These increases are primarily related to higher balances of cash and cash equivalents during the respective periods in 2004. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $0 for the three months ended June 30, 2004 compared with $2 for the same period in 2003. Net rental income approximated $1 for the six months ended June 30, 2004 compared with $24 for the same period in 2003. Sub-lease rent was reduced pursuant to amendments to the sub-lease agreement, which became effective June 1, 2003. Interest expense for the three months ended June 30, 2004 approximated $31 compared with $27 for the same period in 2003, an increase of approximately $4. Interest expense for the six months ended June 30, 2004 approximated $60 compared with $63 for the same period in 2003, a decrease of approximately $3. The increase and decrease are primarily due to fluctuating interest rates.

Liquidity and Capital Resources

     On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85 (the April Financing), resulting in proceeds net of issuance costs of approximately $9,866, which the Company has deposited into its money market account. The common stock sold in the private placement may be registered by the Company on one or more registration statements to be filed with the SEC, and will be subject to lock-up provisions for a period of 150 days after the completion of the private placement. On July 14, 2004, the Company filed a preliminary registration statement with the SEC on Form S-1 for registration of 47,624,409 common shares to be sold at the election of the selling stockholders. The shares being registered include common shares registered pursuant to the Registration Rights Agreements with the holders of Series A Stock and Series C Stock (issuable upon the conversion of certain shares of Series A Stock and Series C Stock) and the common shares issued pursuant to the April Financing. The Registration Statement was declared effective with the SEC on July 23, 2004.

     Cash and cash equivalents were approximately $15,208 as of June 30, 2004 compared with approximately $8,323 as of December 31, 2003. The increase in cash and cash equivalents is primarily the net effect of cash used to support the normal operations of ReGen offset by net proceeds of $9,866 from the April Financing.

     Cash used in operating activities of approximately $3,012 resulted from the net loss of approximately $3,416, adjusted to account for a net decrease in accounts receivables, inventory and other assets of approximately $13, a net increase in accounts payable, accrued expenses and other liabilities of $135, together with adjustments for non-cash items, depreciation, compensation and interest expense, totaling $256.

     During the six months ended June 30, 2004, ReGen invested approximately $14 to purchase property and equipment including $4 pursuant to financing lease accounted for as a capital lease.

     During the six months ended June 30, 2004 ReGen’s financing activities provided approximately $9,907, including approximately $31 in proceeds from the exercise of 69,930 common stock warrants, $13 in proceeds from the exercise of 80,000 common stock options and $9,866 in net proceeds from the April Financing, offset by $2 repayment of capital lease obligations.

     Through June 30, 2004, the Company has incurred cumulative net operating losses of approximately $51,000 and used approximately $39,200 in cash for operating activities. ReGen anticipates that it will continue to incur net losses at least until ReGen receives FDA approval for its CMI product and is able to market the CMI product in the United States. Due primarily to incremental spending necessary for the preparation and submission of the Pre-market Approval Application (the “PMA”) for the CMI, cash required to support operating activities is expected to increase by approximately $2,000 in 2004 and is expected to further increase in future periods as the Company begins to incur additional expenses associated with the preparation for and launch of sales of the CMI product in the U.S., if approved by the FDA.

     The Company anticipates that additional funds will be required to satisfy expenses associated with the preparations for and, if approved, the launch of, sales of the CMI in the U.S., and other marketing, distribution and product development related activities. Such additional funds may be obtained in the form of debt financing, equity financing, or both. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, net proceeds received from the April Financing, and planned spending rates, management believes the Company has adequate cash on hand to support ongoing operations through the expected date of the FDA decision regarding U.S. marketing of our CMI product in 2006.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

     Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the managements of ReGen and RBio and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in the Risk Factors section of the Form S-1 declared effective July 23, 2004. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

     Important factors that could cause actual results to differ materially include but are not limited to our ability to complete the Collagen Meniscus Implant, or CMI, clinical trial and obtain U.S. Food and Drug Administration, or FDA, approval, our ability to obtain additional financing, the ability of our distribution partners to effectively market and sell our products, our ability to procure product components and effectively produce products for resale, our ability to control production quantities and inventory in order to avoid unanticipated costs such as outdated inventory, the timely collection of our accounts receivable, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the occurrence of certain operating hazards and uninsured risks, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, the impact of governmental regulations, changes in technology, marketing risks, our ability to be listed on a national securities exchange or quotation system, our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry and other unforeseen events that may impact our business.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     For information regarding ReGen’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposure since December 31, 2003.

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

     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     We are a defendant or party from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds (dollars in thousands, except per share data)

     On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $9,866 (the “April Financing”). The common stock sold in the private placement may be registered by the Company on one or more registration statements to be filed with the SEC, and will be subject to lock-up provisions for a period of 150 days after the completion of the private placement. All of these shares were issued in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act because the shares were only offered to accredited investors.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2004 annual meeting of stockholders was held on May 25 2004. The matters on which the stockholders voted, in person or by proxy, were: (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified; (ii) to approve a one for eight reverse stock split of all of ReGen’s issued and outstanding Common Stock, subject to the authority of the Board; (iii) to approve the proposal to amend our Employee Stock Option Plan to increase the number of shares reserved for issuance under the Employee Stock Option Plan by 3,000,000 shares from 6,450,000 to 9,450,000 shares; (iv) to approve the proposal to amend our Non-Employee Director Stock Option Plan to increase the number of shares reserved for issuance under the Non-Employee Director Stock Option Plan by 1,000,000 shares from 1,500,000 to 2,500,000 shares; and (v) to ratify the appointment of Ernst & Young LLP as our independent accountants for the current fiscal year.

     The results of the voting are shown below:

Election of directors:

Name of	Number of	Number of
Nominee	Votes For	Votes Withheld
Gerald E. Bisbee, Jr., Ph.D.	53,553,387	10,603
Abhi Acharya, Ph.D.	53,553,387	10,603
Alan Baldwin	53,553,387	10,603
Richard Fritschi	53,553,387	10,603
Robert G. McNeil, Ph.D.	53,553,387	10,603
Richard J. Steadman, M.D.	53,553,387	10,603

Approval of a one for eight reverse stock split of all of ReGen’s issued and outstanding Common Stock, subject to the authority of the Board:

		Number of
Number of	Number of	Votes
Votes For	Votes Against	Abstaining	Not Voted
53,272,920	288,083	2,987	-0-

Approval of the proposal to amend our Employee Stock Option Plan:

Number of	Number of	Number of
Votes For	Votes Against	Votes Abstaining	Not Voted
46,847,287	611,166	33,899	6,071,638

Approval of the proposal to amend our Non-Employee Director Stock Option Plan:

		Number of
Number of	Number of	Votes
Votes For	Votes Against	Abstaining	Not Voted
46,763,390	682,463	46,499	6,071,638

Ratification of the selection of Ernst &Young LLP as independent auditors:

		Number of
Number of	Number of	Votes
Votes For	Votes Against	Abstaining	Not Voted
53,351,267	211,273	1,450	-0-

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation(5)

3.2	Certificate of Amendment to the Certificate of Incorporation(6)

3.3	Amended and Restated By-Laws(4)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(17)

4.1	Specimen Common Stock Certificate(7)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)

4.3	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)

4.4	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(8)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)

4.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(18)

4.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)

4.10	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)

4.11	Form of Nonqualified Director Stock Option Agreement(11)

4.12	Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)

4.13	Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)

4.14	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)

4.15	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(22)

10.1	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended

September 12, 2000(13)

10.2	Form of Indemnification Agreement(4)

10.3	Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)

10.4	Employment agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)

10.5	Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)

10.6	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)

10.7	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)

10.8	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)

10.9	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)

10.10	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)

10.11	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)

10.12	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(22)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated August 12, 2004(23)

31.2	Section 302 Certification from Brion Umidi, dated August 12, 2004(23)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated August 12, 2004(23)

32.2	Section 906 Certification from Brion Umidi, dated August 12, 2004(23)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(22)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867)

(23)	Included with this filing.

     (b) Reports on Form 8-K.

A Current Report on Form 8-K was filed on April 23, 2004 to announce that on April 19, 2004 the Company completed a $10,263,402 private equity placement with the sale of common stock to certain institutional and other accredited investors.

A Current Report on Form 8-K was filed on June 10, 2004 to announce the appointment of William R. Timken to the board of directors and the Audit Committee of the board of directors.

A Current Report on Form 8-K was filed on July 29, 2004 to announce the submission of the Company’s manufacturing module of its PMA for the CMI product to the FDA.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2004.

REGEN BIOLOGICS, INC
By: /s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and
Chief Financial Officer