Form 10-Q
period 2004-09-30
REGEN BIOLOGICS INC
filed 2004-11-12
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     The number of outstanding shares of the registrant’s common stock as of November 12, 2004 was 49,234,298.

REGEN BIOLOGICS, INC.

INDEX

PART I — Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 (unaudited) and 2003 (unaudited), the Nine Months Ended September 30, 2004 (unaudited) and 2003 (unaudited) and the Period from December 21, 1989 to September 30, 2004 (unaudited)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to September 30, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 (unaudited) and 2003 (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2004 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II — Other Information
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
Signatures
Certifications

PART I — Financial Information

     Item 1. Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,507	$8,323
Trade receivables, net of allowance for doubtful accounts $6 and $0 as of September 30, 2004 and December 31, 2003, respectively	40	11
Receivables from related party	65	—
Inventory	102	216
Prepaid expenses and other current assets	241	247

Total current assets	13,955	8,797
Property and equipment, net	52	80
Other assets	130	152

Total assets	$14,137	$9,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$349	$408
Accounts payable to related parties	19	26
Accrued expenses	424	541
Current portion of capital leases	6	4

Total current liabilities	798	979
Pension liability	161	144
Other liabilities	19	19
Long-term portion of capital leases	1	3
Long-term portion of notes payable to related party, including accrued interest of $1,052 and $958 as of September 30, 2004 and December 31, 2003, respectively	7,095	7,001

Total liabilities	8,074	8,146
Series A redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $6,587; and 14,700,805 shares issued and outstanding as of September 30, 2004 and $6,855; and 15,298,351 shares issued and outstanding as of December 31, 2003	6,587	6,855
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized, liquidation preference of $6,900; and 15,398,341 issued and outstanding as of September 30, 2004 and $9,969; and 22,246,153 issued and outstanding as of December 31, 2003	5,951	8,439
Stockholders’ equity (deficit):
Common stock	490	293
Accumulated other comprehensive loss	(58)	(58)
Additional paid-in capital	50,515	37,249
Deficit accumulated during development stage	(57,422)	(51,895)

Total stockholders’ equity (deficit)	(6,475)	(14,411)

Total liabilities and stockholders’ equity (deficit)	$14,137	$9,029

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended		Period from
	September 30,		September 30,		December 21, 1989
					(Inception) to
	2004	2003	2004	2003	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Sales	$190	$62	$431	$260	$2,826
Royalties	12	7	37	20	178
Grant and other revenue	—	—	—	—	433

Total revenue	202	69	468	280	3,437
Expenses:
Costs of goods sold	169	52	350	348	3,281
Research and development	861	627	2,565	1,774	30,032
Business development, general and administrative	673	498	2,293	1,749	16,019
Compensation expense associated with stock options and warrants	42	35	199	36	6,541

Total expenses	1,745	1,212	5,407	3,907	55,873
Operating loss	(1,543)	(1,143)	(4,939)	(3,627)	(52,436)
Merger cost	—	—	—	—	(515)
Interest and other income	46	1	85	8	1,319
Rental income	87	60	249	298	1,815
Rent expense	(86)	(92)	(247)	(306)	(1,678)
Interest expense	(35)	(29)	(95)	(92)	(3,054)
License fees	—	—	—	—	2,050

Net loss	$(1,531)	$(1,203)	$(4,947)	$(3,719)	$(52,499)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(84)	(4,292)	(580)	(4,292)	(4,923)

Net loss attributable to common stockholders	$(1,615)	$(5,495)	$(5,527)	$(8,011)	$(57,422)

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.19)	$(0.14)	$(0.28)	$(3.01)

Weighted average number of shares used for calculation of net loss per share	48,498,899	29,070,786	39,640,542	29,070,786	19,051,591

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2004 (unaudited)
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible						Deficit
	Preferred		Preferred		Preferred		Preferred						Accumulated	Accumulated	Total
	Stock		Stock		Stock		Stock		Common Stock		Additional	Deferred	During	Other	Stockholders’
											Paid In	Stock	Development	Comprehensive	Equity
	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44	$—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—	—	(2,476)		(2,476)
Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1	—	—		1
Net loss					—	—			—	—	—	—	(1,342)		(1,342)
Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828	—	(3,818)		3,012
Net loss					—	—			—	—	—	—	(1,463)		(1,463)
Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828	—	(5,281)		1,549
Net loss					—	—			—	—	—	—	(1,959)		(1,959)
Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828	—	$(7,240)		$(410)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2004 (unaudited)
(Dollars in thousands, except per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C		Series A - F		Series B						Deficit
	Redeemable Convertible		Redeemable Convertible		Convertible		Convertible Preferred						Accumulated	Accumulated	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Common Stock		Additional	Deferred	During	Other	Stockholders’
											Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (carried forward)					2,501,890	$1			2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43	—	—		43
Net loss					—	—			—	—	—	—	(1,931)		(1,931)
Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5	—	—		5
Net loss					—	—			—	—	—	—	(3,868)		(3,868)
Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108	—	—		108
Compensation expense associated with stock option modifications					—	—			—	—	56	—	—		56
Net loss					—	—			—	—	—	—	(3,815)		(3,815)
Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)
Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2004 (unaudited)
(Dollars in thousands, except per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible						Deficit
	Preferred		Preferred		Preferred		Preferred						Accumulated	Accumulated	Total
	Stock		Series C		Stock		Stock		Common Stock		Additional	Deferred	During	Other	Stockholders’
											Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (carried forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)
Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2004 (unaudited)
(Dollars in thousands, except per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible						Deficit
	Preferred		Preferred		Preferred		Preferred						Accumulated	Accumulated	Total
	Stock		Stock		Stock		Stock		Common Stock		Additional	Deferred	During	Other	Stockholders’
											Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (carried forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock									301,930	1	104				105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1					6,716				6,717
Deferred stock compensation associated with stock option grants in 2002											370	(370)
Compensation expense associated with stock options outstanding												452			452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing											657				657
Valuation of beneficial conversion associated with bridge financing											843				843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger												2,848			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)					(6,854)				(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares					(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock									(2,829,974)	(1)	1
Issuance of Company Common Stock									7,781,018	78	(78)
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)									8,966,966	89	2,678				2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock							(12,025,656)	(120)	12,025,656	120
Minimum Pension Liability														$(58)	(58)
Net loss													(9,951)		(9,951)
Other Comprehensive Loss															(10,009)
Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding											405				405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			22,246,153	$9,357							97				97
Issuance of Common Stock warrants to Series C Stockholders				(969)							969				969
Valuation of beneficial conversion associated with Series C Stock financing				(4,292)							4,292				4,292
Accretion of beneficial conversion associated with Series C Stock financing				4,292									(4,292)		(4,292)
Issuance of Common Stock – warrants exercised									230,000	2	113				115
Accretion of Series C Stock issuance cost				51									(51)		(51)
Net loss and comprehensive loss													(5,730)		(5,730)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to September 30, 2004 (unaudited)
(Dollars in thousands, except per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible						Deficit
	Preferred		Preferred		Preferred		Preferred						Accumulated	Accumulated	Total
	Stock		Stock		Stock		Stock		Common Stock		Additional	Deferred	During	Other	Stockholders’
											Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding											215				215
Accretion of Series C Stock issuance cost				138									(138)		(138)
Recognition of Series C Stock issuance cost upon conversion				442									(442)		(442)
Issuance of Common Stock – warrants exercised net of 8,901 shares held treasury									79,211	1	30				31
Issuance of Common Stock – options exercised									83,243	1	14				15
Issuance of Common Stock – common stock offering									12,074,595	121	9,745				9,866
Conversion of Series A Stock to Common Stock	(597,546)	(268)							597,546	6	262				268
Conversion of Series C Stock to Common Stock			(6,847,812)	(3,068)					6,847,812	68	3,000				3,068
Net loss and comprehensive loss													(4,947)		(4,947)

Balance at September 30, 2004 (unaudited)	14,700,805	$6,587	15,398,341	$5,951	—	$—	—	$—	48,983,193	$490	$50,515	$—	$(57,422)	$(58)	$(6,475)

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar in thousands)

	Nine Months Ended		Period from
	September 30,		December 21, 1989
			(Inception) to
	2004	2003	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net loss	$(4,947)	$(3,719)	$(52,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	199	36	6,543
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Non-cash interest expense	94	92	1,248
Depreciation and amortization	47	78	2,173
Loss on disposal of property and equipment	—	—	9
Changes in operating assets and liabilities:
Other current assets and receivables	(71)	(97)	(236)
Inventory	114	27	(102)
Other assets	22	22	(80)
Accounts payable and accrued expenses	(183)	129	481
Other liabilities	17	(25)	36

Net cash used in operating activities	(4,708)	(3,457)	(40,927)

Investing Activities
Purchases of property and equipment	(15)	(20)	(1,998)
Changes in short-term investments	—	3,473	2,945

Net cash (used in) provided by investing activities	(15)	3,453	947

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	9,491	34,221
Proceeds from issuance of common stock, net of offering costs paid in cash	9,911	—	10,327
Repayment of capital lease obligations	(4)	(4)	(121)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by financing activities	9,907	9,487	53,486

Net increase in cash	5,184	9,483	13,506
Cash and cash equivalents at beginning of period	8,323	1	1

Cash and cash equivalents at end of period	$13,507	$9,484	$13,507

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	4	—	128
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Preferred Stock	—	4,292	4,292
Warrants associated with Series C Preferred Stock	—	969	969
Warrants associated with Series C Preferred Stock private placement agent fee	—	97	97
Conversion of Series A Preferred Stock	268	—	268
Warrants exercised, cashless transaction	10	—	10
Conversion of Series C Preferred Stock	3,068	—	3,068
Cash disclosure:
Cash paid for interest	1	—	315

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

     ReGen will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen will emerge from the development stage when the Collagen Meniscus Implant, or CMI, product is available for sale in the U.S. or the Company begins to earn significant revenue from its principal operations.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		December 31,
	2004	2003	2004	2003	2003
Accounts receivable:
Customer A	38%	—%	38%	—%	100%
Customer B	62%	100%	62%	100%	0%
Sales revenue:
Customer A	31%	17%	51%	23%	23%
Customer B	69%	83%	49%	77%	77%
Royalties:
Customer A	100%	100%	100%	100%	100%

     In several cases the Company relies on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

  Adoption of New Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. Interpretation No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Previously, entities were generally consolidated by a company that had a controlling financial interest through ownership of a majority voting interest in the entity. In December 2003, the FASB issued FIN 46 (revised December 2003), Consolidation of Variable Interest Entities, (FIN 46R) to clarify some of the provisions of FIN 46. For the year ended December 31, 2003, the Company was required to apply the provisions of FIN 46 that relate to special purpose entities (SPEs) created prior to February 1, 2003. Adoption of these provisions did not have a material impact on the Company’s financial statements. For the quarter ended March 31, 2004, the Company was required to adopt the provisions related to non-SPEs created prior to February 1, 2003, and the provisions related to all entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. Adoption of these provisions did not have a material impact on the Company’s financial statements.

     In December 2003, the FASB issued FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 was effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard were effective for interim periods beginning after December 15, 2003. See “Defined Benefit Plan” for newly required interim disclosures.

Reclassifications

     Certain prior year and inception to September 30, 2004 balances have been reclassified to conform to the current period’s presentation.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified cash held in a money market account and sweep accounts as cash equivalents. The Company held cash equivalents of $12,262 and $8,091 in a money market account and $1,245 and $232 in sweep accounts as of September 30, 2004 and December 31, 2003, respectively.

Inventory

     Inventory is valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing and for research and development.

     Inventory consists of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Raw material	$30	$29
Work in process	13	16
Finished goods	59	171

	$102	$216

     Inventory was adjusted down $162 and $62 during the periods ended September 30, 2004 and December 31, 2003, respectively, to reflect values at the lower of cost or market. At September 30, 2004, 18% of the units in inventory are valued at below the Company’s cost. Due to a high degree of fixed costs in the production process, and the early stage of market acceptance for the Company’s products, current sales and production volumes for all of the Company’s products are not adequate to provide for per unit costs that are lower than the current market prices.

Accrued Expenses

     Accrued expenses consist of the following:

	September 30,	December 31,
	2004	2003
	(In thousands)
Accrued professional fees	$250	$190
Accrued officer compensation	—	178
Accrued printing cost	27	26
Accrued common stock registration cost	50	75
Accrued vacation	39	22
Other accrued cost	58	50

	$424	$541

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

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it did not expect to make contributions to the plan during 2004 and as of September 30, 2004 no contributions have been made. Pension expense during the three- and nine-month periods ended September 30, 2004 and 2003 was not material.

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

     Had compensation costs for the Company’s stock options been determined based on SFAS No. 123 as amended by SFAS No. 148, the Company’s net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been as follows (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss attributable to common stockholders, as reported	$(1,615)	$(5,495)	$(5,527)	$(8,011)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	36	34	181	34
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(194)	(46)	(613)	(138)

Pro forma net loss attributable to common stockholders	$(1,773)	$(5,507)	$(5,959)	$(8,115)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.03)	$(0.19)	$(0.14)	$(0.28)
Basic and diluted — pro forma	$(0.04)	$(0.19)	$(0.15)	$(0.28)
Shares	48,498,899	29,070,786	39,640,542	29,070,786

Rental Activities

     The Company subleases space in one of its facilities to an unrelated third party. Rental income and expense associated with this sublease are recorded below operating loss. Rental expense includes an allocation of building related expenses based on the ratio of subleased space to total space.

(2) RELATED PARTY TRANSACTIONS

     The Company has a cost reimbursement agreement with a shareholder of the Company. For the periods ended September 30, 2004 and December 31, 2003, the Company is entitled to receive, and recorded as a reduction of business development expenses, reimbursement of approximately $15 and $90, respectively.

     For the three months ended September 30, 2004 and September 30, 2003, 69% and 83%, respectively of the Company’s sales revenue was from sales to Customer B, a related party. For the nine months ended September 30, 2004 and September 30, 2003, 49% and 77%, respectively of the Company’s revenues were from sales to Customer B, which is also a shareholder of the Company.

     At September 30, 2004 and December 31, 2003, approximately $19 and $26 of accounts payable for services or reimbursed expenses were due to related parties including officers or directors who are also shareholders. The Company has paid $65 and $137 to the afore mentioned related parties during the nine months ended September 30, 2004 and the year ended December 31, 2003, respectively.

     During the second quarter 2004 the Company made a donation of approximately $8 to the Steadman Hawkins Foundation for orthopedic research. Dr. Steadman, a director and shareholder of the Company is a director of the Foundation.

(3) FINANCINGS AND CAPITAL TRANSACTIONS

     The Series C Redeemable Convertible Preferred Stock (the “Series C Stock”) and Series A Redeemable Convertible Preferred Stock (the “Series A Stock”) are subject to Registration Rights Agreements entered into as of September 23, 2003 and September 30, 2003 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register the common shares into which the Series C Stock and the Series A Stock is convertible. In June of 2004, ReGen received notice from certain holders of the Series C Stock and Series A Stock, representing 35,549,814 shares, requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreements.

     On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $9,866 (the “April Financing”). The common stock sold in the private placement was initially subject to lock-up provisions for a period of 150 days after the completion of the private placement.

     On July 14, 2004, the Company filed a registration statement (the “Registration Statement”) with the SEC on Form S-1 for registration of 47,624,409 shares of common stock to be sold at the election of the selling stockholders. The Registration Statement was declared effective with the SEC on July 23, 2004. The shares registered include common shares registered pursuant to the Registration Rights Agreements (issuable upon the conversion of certain shares of Series A Stock and Series C Stock) and all of the shares issued in the April Financing.

     In the second and third quarters of 2004, respectively, holders of 437,382 and 160,164 shares of Series A Redeemable Convertible Preferred Stock, and holders of 6,117,394 and 730,418 shares of Series C Redeemable Convertible Preferred Stock, exercised their right to convert their shares to an equal number of shares of common stock. As a result of this conversion, during the second and third quarters of 2004, respectively, $396 and $46 of unamortized issuance cost associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. The Common Stock issued upon conversion is included in the shares registered in July 2004.

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

Business

     We are a leading orthopedic products company that develops and manufactures tissue growth and repair products for unmet markets in both the U.S. and globally. Our primary product, the Collagen Meniscus Implant, or CMI, is an implant designed to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee. A damaged meniscus is frequently treated with an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further degeneration or injury. We are not aware of any other product that has been cleared for sale or has entered human clinical trials in the U.S. with the potential to facilitate the growth of new tissue in the space created when meniscus tissue is removed through a partial meniscectomy procedure. As indicated from the preliminary results of our clinical studies, the greatest benefits to the patient from implantation of the CMI are seen in the patients who have undergone prior treatment to their meniscus, and include:

•	Substantial growth of new tissue in the meniscus, which does not otherwise re-grow after removal in a partial meniscectomy;

•	Significantly greater return to pre-injury activity levels than those patients receiving only a partial meniscectomy; and

•	A highly correlated relationship between the patients’ pain and function, and their degree of return to pre-injury activity, e.g., CMI patients experience an approximately equal level of pain as do the patients in the control group who received only a partial meniscectomy, but do so at a significantly higher return to pre-injury activity levels.

     In November 2002, ReGen completed the required enrollment and related surgical procedures for its CMI clinical trial in the U.S. At the request of surgeons participating in the trial, additional patients were enrolled and surgeries completed by early 2003. All patients included in the trial are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-Market Approval (PMA) application to the FDA. Management expects the last of these two-year clinical follow-up exams will be completed by early 2005, with submission of the completed PMA to the FDA shortly thereafter. The process of review by the FDA is uncertain and the FDA staff must clear the Company’s PMA for review by the Orthopedic Panel. We expect that the FDA Orthopedic Panel will review our PMA and will issue its recommendation thereon to the FDA in late 2005 or early 2006, with a final decision from the FDA thereafter. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. are not expected to occur until, at the earliest, late 2006.

     The FDA has not yet approved the CMI and there is no guarantee that we will obtain such approval. If we were to obtain FDA approval, we believe the following trends may be relevant to the performance of the Company. The number of partial meniscectomy procedures is expected to grow by approximately 5% per year for the foreseeable future due to the aging population, the growing proportion of “weekend warriors” and the lack of viable alternatives. The number of patients that would be eligible for a medial CMI implant in the U.S., if the CMI were approved by the FDA, is expected to increase to over 40% of all partial meniscectomy procedures, or approximately 476,000 patients, by 2010. We estimate that, based on the expected average sales price of the CMI in the U.S. if the CMI had been approved by the FDA, the U.S. market for the medial CMI in 2002 would have been approximately $850 million, and is expected to increase to approximately $1.7 billion by 2010 if the CMI is approved by the FDA. This estimate is based on an assumed average reimbursed sales price of $3,500 for the CMI, and does not include surgeon and other facility costs. Sales of the CMI in the U.S. will not occur until it has been approved for sale in the U.S. by the FDA.

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

     In general, we have seen positive reception to the CMI by surgeons and patients in Europe. The CMI is approved for sale in most European countries and Australia, but reimbursement approval in certain countries, including Germany, the largest European country, has not been obtained. The primary business of Centerpulse, the Company’s non-exclusive distribution partner in Europe, is the development, production and marketing of joint replacement products for the knee, hip and other joints. We do not believe that Centerpulse has committed the necessary resources to building a marketing and sales initiative for sports medicine products in general or the CMI in particular. In August 2003, Centerpulse agreed to be acquired by Zimmer, and on October 2, 2003 Zimmer announced the completion of its exchange offers. The acquisition by Zimmer resulted in beneficial ownership by Zimmer of 98.7% of Centerpulse’s issued shares. We believe that the ongoing acquisition and business integration-related activities that affected Centerpulse throughout 2003 were disruptive to the focus of its limited resources on building a sports medicine marketing business in general, and on selling the CMI in particular. We believe these trends have continued in 2004.

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

Our Core Technology

     Our core technology focuses on guided tissue generation. That is, if the body is provided with a suitable environment for cellular ingrowth, the body has the ability to use its own cell structures to grow new tissue. We have developed a proprietary type I bovine collagen scaffold material that uses the body’s own cells to grow new tissue. The various tissue matrix engineering processes used in the design of this scaffold are the basis of our tissue growth technology and product offerings. Our proprietary processes are capable of producing implants with the various physical properties required for remodeling each specific target tissue. Our initial application, the CMI, uses this technology to guide the generation of new tissue in the medial meniscus of the knee. We have recently completed development of a CMI for the lateral meniscus, which is not currently cleared for sale, pending completion of clinical studies and compliance with related regulatory requirements.

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

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

REVENUE. The Company’s revenue for the three months ended September 30, 2004 was $202 compared with $69 for the same period in 2003, an increase of approximately $133 or 193%. Revenue for the nine months ended September 30, 2004 was $468 compared with $280 for the same period in 2003, an increase of approximately $188 or 67%. These increases result from higher product sales to our distributors and related royalties.

CMI sales were $107 and $165, respectively, for the three and nine months ended September 30, 2004, compared with $0 and $68, respectively, for the same periods in 2003, representing increases of $107 and $97 (143%), respectively. Sales increases were due to the higher number of CMI units shipped to Centerpulse in the respective periods. Unit shipments of the CMI during the three and nine months ended September 30, 2004, were 213 and 326, respectively, compared with 0 and 139 units, respectively, shipped in the same periods in 2003, representing increases of 213 and 187 (135%) units, respectively. Historically, shipments of the CMI, and therefore revenue to the Company, have been inconsistent. Effective April 17, 2004, we elected to convert our distribution agreement with Centerpulse to non-exclusive. Centerpulse has continued to market the CMI, however, future sales of the CMI by Centerpulse, and our revenue there from, are uncertain.

SharpShooter sales approximated $83 and $266, respectively, for the three and nine months ended September 30, 2004 compared with $62 and $192, respectively, for the same periods in 2003, representing increases of $21 (34%) and $74,(39%), respectively. SharpShooter sales to Centerpulse for the three and nine months ended September 30, 2004 were $24 and $47, respectively, compared to $51 and $132, respectively, for the same periods in 2003, representing decreases of $27 (53%) and $85 (64%), respectively. The decreases were offset by increased SharpShooter sales to Linvatec, ReGen’s primary distributor for the SharpShooter. SharpShooter sales to Linvatec for the three and nine months ended September 30, 2004 were $59 and $219, respectively, compared to $10 and $59, respectively, for the same periods in 2003, representing increases of $49 (490%) and $160 (271%), respectively. For the three and nine months ended September 30, 2004, SharpShooter sales to Linvatec accounted for approximately 72% and 82%, respectively, of total SharpShooter sales compared with 17% and 31%, respectively, for the same periods in 2003.

Royalties received from Linvatec for the three and nine months ended September 30, 2004, approximated $12 and $37, respectively, compared with $7 and $20, respectively, for the same periods in 2003, representing increases of $5 (71%) and $17 (85%), respectively.

In March and April 2003, ConMed, the parent company of Linvatec announced that it had completed the acquisition of Bionx Implants, Inc. (“Bionx”) and that it would be integrating the sale of the Bionx products with its orthopedic subsidiary, Linvatec. As part of this integration, ConMed announced that it would be reorganizing its 90 direct orthopedic sales representatives into 18 exclusive sales agent groups that would eventually manage 230 sales professionals in the U.S. While shipments of the SharpShooter products have been historically inconsistent, we believe that these corporate and operating organizational matters had affected activities at Linvatec, such that orders of our products throughout most of 2003 were negatively impacted. Linvatec’s sales of the SharpShooter increased sequentially by 46% in the third quarter of 2003, 40% in the fourth quarter of 2003, 8% in the first quarter of 2004, 7% in the second quarter of 2004, and then decreased 5% in the third quarter of 2004, due to the seasonal impact on orthopedic device sales. However, the declining rate of sequential sales growth in Linvatec’s SharpShooter sales, suggests a possible slowing in the rate of growth of our SharpShooter sales and royalty revenue.

COST OF GOODS SOLD. Cost of goods sold approximated $169 and $350, respectively, for the three and nine months ended September 30, 2004, compared with $52 and $348, respectively, for the same periods in 2003, representing increases of $117 (225%) and $2 (1%), respectively. The increases directly correlate to the increases in sales, particularly sales of CMI, which have a higher relative per unit cost. For the three and nine months ended September 30, 2004, CMI costs accounted for $102 and $155, respectively, compared with $0 and $97, respectively, for the same periods in 2003. For the three and nine months ended September 30, 2004, SharpShooter costs accounted for approximately $67 and $195, respectively, compared with $52 and $251, respectively, for the same periods in 2003.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and nine months ended September 30, 2004 approximated $861 and $2,565, respectively, compared with $627 and $1,774 respectively, for the same periods in 2003, representing approximate increases of $234 (37%) and $791 (45%), respectively . These increases result from (i) increased salaries and benefits related to new hires and planned salary increases for existing employees, (ii) increased development costs, primarily for consulting services in connection with the PMA submission for the CMI, and (iii) increased patent fees for existing and new registrations and legal fees associated with patent and other intellectual property services. Management expects these trends to continue through 2004, as we prepare our PMA for submission to the FDA. In early July 2004 the Company submitted to the FDA the manufacturing module, the first of three PMA modules, for the CMI.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses approximated $673 and $2,293, respectively, for the three and nine months ended September 30, 2004 compared with $498 and $1,749, respectively, for the same periods in 2003, representing approximate increases of $175 (35%) and $544 (31%), respectively. These increases result primarily from higher costs associated with (i) professional fees, principally for legal and accounting services related to the registration statement of Form S-1 filed in 2004, and other public filings, (ii) employee compensation, (iii) printing costs related to public filings, and (iv) investor relations. Management expects these trends to continue through 2004.

COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants for the three and nine months ended September 30, 2004 approximated $42 and $199, respectively, compared to $35 and $36, respectively, for the same periods in 2003. Stock based compensation expense for the three and nine months ended September 30, 2004 consisted of (i) $6 and $18, respectively, for non-employees and (ii) $36 and $181, respectively, for employees.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, interest expense and license fees. Interest and other income approximated $46 and $85, respectively, for the three and nine months ended September 30, 2004, compared with $1 and $8, respectively, for the same periods in 2003, representing approximate increases of $45 and $77, respectively. These increases are primarily related to higher balances of cash and cash equivalents during the respective periods in 2004. Net rental income (expense), which is sub-lease rental revenue less rent and operating expenses, related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $1 and $2, respectively, for the three and nine months ended September 30, 2004, compared with net rental expense of $32 and $8, respectively, for the same periods in 2003. Sub-lease rent was reduced pursuant to amendments to the sub-lease agreement, which became effective June 1, 2003. The amended agreement provided for an abatement approximating $27 to offset rental revenue. Interest expense for the three and nine months ended September 30, 2004 approximated $35 and $95, respectively, compared with $29 and $92, respectively, for the same periods in 2003, approximate increases of $6 and $3, respectively, primarily due to rising interest rates.

Liquidity and Capital Resources

     On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85 (the April Financing), resulting in proceeds net of issuance costs of approximately $9,866, which the Company deposited into its money market account. The common stock sold in the private placement was subject to lock-up provisions for a period of 150 days after the completion of the private placement. On July 14, 2004, the Company filed a registration statement with the SEC on Form S-1 for registration of 47,624,409 common shares to be sold at the election of the selling stockholders. The shares registered included common shares registered pursuant to the Registration Rights Agreements with the holders of Series A Stock and Series C Stock (issuable upon the conversion of certain shares of Series A Stock and Series C Stock) and all of the common shares issued pursuant to the April Financing. The Registration Statement was declared effective by the SEC on July 23, 2004.

     Cash and cash equivalents were approximately $13,507 as of September 30, 2004 compared with approximately $8,323 as of December 31, 2003. The increase in cash and cash equivalents is primarily the net effect of cash used to support the normal operations of ReGen offset by net proceeds of $9,866 from the April Financing.

     Cash used in operating activities of approximately $4,708 resulted from the net loss of approximately $4,947, adjusted to account for a net decrease in accounts receivables, inventory and other assets of approximately $65, a net decrease in accounts payable, accrued expenses and other liabilities of $166, together with adjustments for non-cash items, depreciation, compensation and interest expense, totaling $340.

     During the nine months ended September 30, 2004, ReGen invested approximately $19 to purchase property and equipment including $4 pursuant to financing lease accounted for as a capital lease.

     During the nine months ended September 30, 2004 ReGen’s financing activities provided approximately $9,907, including approximately $31 in proceeds from the exercise of common stock warrants, $15 in proceeds from the exercise of common stock options and $9,866 in net proceeds from the April Financing, offset by $4 repayment of capital lease obligations.

     Through September 30, 2004, the Company has incurred cumulative net operating losses of approximately $52,500 and used approximately $40,900 in cash for operating activities. Management anticipates that the Company will continue to incur net losses at least until FDA approval is received and the Company is able to market the CMI product in the United States. Management anticipates that additional funds will be required to satisfy expenses associated with the preparations for and, if approved, marketing and distribution of the CMI in the U.S., as well as continued product development. Such additional funds may be obtained in the form of debt financing, equity financing, or both. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves and current spending rates, management believes the Company has adequate cash on hand to support ongoing operations through the first half of 2006. Any substantial increase in spending beyond current rates will likely shorten the time period when additional funds will be required.

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

     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Immediately following the Signatures section of this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, our Disclosure Controls and Procedures were effective at the reasonable assurance level to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     We are a defendant or party from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)

     None

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     (a) Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation(5)

3.2	Certificate of Amendment to the Certificate of Incorporation(6)

3.3	Amended and Restated By-Laws(4)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(17)

4.1	Specimen Common Stock Certificate(7)

Number	Description
4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)

4.3	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)

4.4	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(8)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)

4.8	Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(18)

4.9	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)

4.10	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)

4.11	Form of Nonqualified Director Stock Option Agreement(11)

4.12	Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)

4.13	Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)

4.14	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)

4.15	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(22)

4.16	Form of Incentive Stock Option Agreement(23)

4.17	Form of Nonqualified Director Supplemental Stock Option Agreement(23)

10.1	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(13)

10.2	Form of Indemnification Agreement(4)

Number	Description
10.3	Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)

10.4	Employment agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)

10.5	Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)

10.6	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)

10.7	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)

10.8	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)

10.9	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)

10.10	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)

10.11	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)

10.12	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(22)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated November 12, 2004(23)

31.2	Section 302 Certification from Brion Umidi, dated November 12, 2004(23)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated November 12, 2004(23)

32.2	Section 906 Certification from Brion Umidi, dated November 12, 2004(23)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

Number	Description
(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(22)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867)

(23)	Included with this filing.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2004.

REGEN BIOLOGICS, INC
By: /s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and
Chief Financial Officer