Form 10-K
period 2004-12-31
REGEN BIOLOGICS INC
filed 2005-03-28
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2004 was approximately $44,978,750. The number of outstanding shares of the registrant’s common stock as of March 21, 2005 was 53,396,717.

DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the definitive proxy statement for the 2005 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	2
Item 2.	Properties	20
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	48
Item 8.	Financial Statements and Supplementary Information	48
	Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	48
	Consolidated Balance Sheets as of December 31, 2004 and 2003	49
	Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003, 2002 and the Period from December 21, 1989 (Inception) to December 31, 2004	50
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (Inception) to December 31, 2004	51
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003, 2002 and the Period from December 21, 1989 (Inception) to December 31, 2004	57
	Notes to Consolidated Financial Statements	58
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	85
Item 9A.	Controls and Procedures	85
Item 9B.	Other Information	85

PART III
Item 10.	Directors and Executive Officers of the Registrant	85
Item 11.	Executive Compensation	85
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	86
Item 13.	Certain Relationships and Related Transactions	86
Item 14.	Principal Accountant Fees and Services	86

PART IV
Item 15.	Exhibits, Financial Statement Schedules	86
Signatures		89

PART I

Item 1.	Business

General

      We are an orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products in both the U.S. and globally. Our primary product, the Collagen Meniscus Implant, or CMI, is an implant designed to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee. A damaged meniscus is frequently treated with an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further degeneration or injury.

      In November 2002, we completed the required enrollment and surgeries in a large-scale clinical trial of the CMI. At the request of surgeons participating in the trial, additional patients were enrolled and surgeries completed by early 2003. All patients included in the trial are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-market Approval application, or PMA, to the FDA. In July 2004, we submitted the manufacturing module, the first of three modules, of the PMA for the CMI. In the second quarter of 2005, we expect to complete the last of the two-year clinical follow-up exams. We expect to complete the submission of the PMA to the FDA in the second half of 2005, with submission of the clinical module, the third and final module of the PMA for the CMI. The CMI is currently cleared for sale in Europe, Australia and certain other countries. We now distribute the CMI outside the U.S. on a non-exclusive basis pursuant to a distribution agreement with the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”). This distribution agreement will terminate effective August 11, 2005, at which time ReGen will have exclusive worldwide rights to market the CMI. The Company is creating a Swiss subsidiary to conduct its European distribution activities through local market distributors and a limited number of employees to be hired by the Company or its subsidiary.

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

Development of Business

      ReGen, formerly named Aros Corporation, a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. on September 1, 1987. APACHE Medical Systems, Inc. was a provider of clinically based decision support information systems and consulting services to the healthcare industry offering a comprehensive line of outcomes-based products and services. The Company sold or discontinued all APACHE Medical Systems, Inc. business and changed its name to Aros Corporation in 2001. In connection with the acquisition of RBio, Inc. (“RBio”), formerly ReGen Biologics, Inc., discussed below, as of November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the new ticker symbol “RGBI” effective November 20, 2002.

      RBio, Inc. (“RBio” or the “Subsidiary”), formerly named ReGen Biologics, Inc., was a privately held tissue engineering company until June 21, 2002, when it was acquired by Aros Corporation in a reverse merger. RBio designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. RBio was involved in research and development relating to, and, outside of the United States, the sale of the CMI and other collagen-based technologies and products to guide the generation of new tissue that, under natural conditions, does not regenerate in humans. RBio was founded in 1991 and was headquartered in Franklin Lakes, New Jersey where its corporate management, clinical and regulatory affairs, and marketing operations remain located. RBio operates an ISO 9001 certified manufacturing facility in Redwood City, California and trains surgeons in the use of its products at the Steadman Hawkins Foundation in Vail, Colorado and in other locations both within and outside of the U.S.

      RBio’s business comprises substantially all of the business conducted by ReGen, accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations.

Our Core Technology

      Our core technology focuses on guided tissue generation. That is, if the body is provided with a suitable environment for cellular ingrowth, the body has the ability to use its own cell structure to grow new tissue. We have developed a proprietary type I bovine collagen scaffold material that uses the body’s own cells to grow new tissue. The various tissue matrix engineering processes used in the design of this scaffold are the basis of our tissue growth technology and product offerings. We believe our proprietary processes are capable of producing implants with the various physical properties required for remodeling each specific target tissue. Our initial application, the CMI, uses this technology to guide the generation of new tissue in the medial meniscus of the knee. We have recently completed development of a CMI for the lateral meniscus, which is not currently cleared for sale in the U.S., or other markets outside of the U.S., pending completion of clinical studies and compliance with related regulatory requirements including FDA approval.

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

      In the last 50 years, both the conceptual understanding of meniscus function and the resulting methods of meniscus repair have changed dramatically. Previously, it was generally believed that menisci served no particular function and could be removed without causing any adverse effects to the patient. However, laboratory investigations of biomechanical function have shown that the meniscus is a vital structure in lubrication and stabilization of the knee joint, protection of joint surfaces and proper weight distribution across the knee.

      Injury to the knee frequently results in a tear of the meniscus tissue. Damage to the meniscus can occur by sudden twisting of the knee or by blunt forces that impact the joint. As part of the aging process, the meniscus deteriorates and this makes it more likely that everyday physical exertion may cause meniscus injury. Injury to meniscus cartilage can result in pain and swelling or may cause the knee to give way or lock. According to MedMarket Diligence LLC, in 2002 nearly one million Americans underwent a meniscus surgery. Orthopedic surgeons are currently presented with three alternatives for treatment of a torn meniscus:

     (1) Partial Meniscus Removal

      The procedure by which part of the meniscus is removed is called a partial meniscectomy. Based on industry data and our assumptions, we estimate that in 2004, there were approximately 1.2 million partial meniscectomy procedures performed worldwide, of which approximately 863,000 were in the U.S. Due to an aging population and consistent with industry research reports, our assumptions include a 5% annual growth rate of partial meniscectomy procedures. Based on our assessment of eligibility and in consultation with surgeons performing the surgeries in the clinical trial, we believe that approximately 40% of these patients would be eligible to have the medial CMI implanted, if the CMI were approved by the FDA. In making this assessment, we considered that approximately 65% of all partial meniscectomy procedures were medial, and took into account a higher likelihood that those patients who had previously undergone surgery and those with greater meniscus loss would be eligible to have the medial CMI implanted. A partial meniscectomy is considered the current standard of care when a meniscus repair is not possible. The meniscus, however, will not regenerate on its own; therefore no new tissue fills the void left by the partial meniscectomy. According to orthopedic researchers, without the adequate protection and support provided by the meniscus, the knee joint can become unstable and the articular cartilage covering the femur and the tibia may begin to deteriorate or degenerate. Over time, the degenerative process can cause significant reductions in patient activity and persistent and increasing knee pain and may lead to osteoarthritis.

      Based on industry data and the same assumptions described above, we estimate that over 9 million patients have had a partial meniscectomy procedure performed in the U.S. in the last 15 years. Patients who have had a partial meniscectomy frequently require one or more partial meniscectomies in the future and in many cases these patients have no alternative treatment other than to undergo a knee joint replacement. This creates a large and unmet market need. We believe that some of these partial meniscectomy patients will proactively seek CMI surgery if it becomes available.

(2) Meniscus Repair

      For approximately the last 30 years, surgeons have been able to preserve a damaged meniscus, in certain cases, by performing a meniscus repair procedure. Based on industry data, we estimate that in the U.S. there were approximately 153,000 repairs in 2004. A meniscus repair entails suturing the torn edges of the meniscus and allowing it to mend itself. Once healed, the meniscus can resume its normal function. However, when the injury is in the avascular region (containing little or no blood supply) or when the meniscus is damaged to the extent that repair is not feasible, currently the only other option is the partial meniscectomy procedure.

      We estimate that approximately 15% of meniscus tears are repairable using the current meniscus repair techniques described above. New devices that facilitate the suture repair of a torn meniscus may allow for an increase in the percentage of meniscus tears that are repairable.

(3) Meniscus Transplant (Allograft)

      The least performed of the three treatments is meniscus transplant. When a patient sustains substantial meniscus damage that requires a total meniscectomy, a surgeon may consider implanting a meniscus removed from a cadaver, or an allograft, as a transplant for a patient’s damaged meniscus. We estimate that fewer than 5,000 allografts are implanted in the U.S. annually. Two factors limit the number of meniscus transplant surgeries. First, this procedure is only performed when the entire natural meniscus is removed. Therefore, if the implant fails to survive, the patient has no remaining meniscus tissue to protect the joint. Second, a limited number of menisci are available from cadavers annually.

CMI Alternative

      Implantation of the CMI represents the only procedure, of which we are aware, that has been cleared for sale or has entered human clinical trials in the U.S., with the potential to facilitate growth of new tissue to replace removed meniscus tissue in the human knee. The CMI is sutured into the area where torn or damaged meniscus tissue has been removed. Once sutured in place, the CMI provides a matrix to guide the generation of new tissue using the body’s own cell structure. New tissue forms and the CMI is absorbed by the body leaving new tissue in its place.

Meniscus Market Overview

      Spending on procedures relating to meniscal damage is high. According to industry data, we estimate there were 1 million arthroscopic meniscal procedures performed in the U.S. in 2004, which will account for payments to physicians and hospitals (or other facilities) approximating $3.4 billion. According to input from surgeons advising the Company, a patient with a torn or damaged meniscus might undergo several partial meniscectomy procedures followed by a joint replacement, which can result in combined payments of $15,000 to $25,000 or more.

      Based on industry data, we estimate that in 2004 there were approximately 863,000 partial meniscectomy procedures in the U.S. The number of partial meniscectomy procedures is expected to grow by approximately 5% per year for the foreseeable future due to the aging population, the growing proportion of “weekend warriors” and the lack of viable alternatives. The number of patients that would be eligible for a medial CMI implant in the U.S., if the CMI were approved by the FDA, is expected to increase to over 40% of all partial meniscectomy procedures, or approximately 500,000 patients, by 2011. We estimate that, based on the expected average sales price of the CMI in the U.S. if the CMI had been approved by the FDA, the U.S. market for the CMI in 2004 would have been approximately $1.2 billion, and it is expected to increase to approximately $1.8 billion by 2011 if the CMI is approved by the FDA. This estimate is based on an assumed average reimbursed sales price of $3,500 for the CMI, and does not include surgeon and other facility costs.

Our Products

      Our current principal product offerings are the CMI and the SharpShooter.

The CMI

      The CMI is a type I collagen implant designed for patients with an irreparable meniscus tear or loss of meniscus tissue. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure. The surgeon sutures the CMI into the area where the meniscus tissue is missing. Once implanted, the CMI’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By facilitating growth of new meniscus-like tissue in the space created when meniscus tissue is removed through a partial meniscectomy, the CMI implant procedure provides the potential for restoring patient activity, reducing pain and possibly arresting the degenerative process that begins with the loss of meniscus tissue. According to an article by Drs. W. G. Rodkey and J. R. Steadman, who are affiliated with the Company, published in Clinical Orthopedic & Related Research, the CMI has been clinically proven to support new tissue generation in the meniscus. The purpose of the CMI is to assist patients in regaining mobility and returning to a more vigorous lifestyle, while forestalling or minimizing degenerative joint disease.

      We believe the CMI offers a number of benefits, including:

•	Support of natural growth of new tissue;

•	Minimized degenerative changes;

•	Significantly greater return to pre-injury activity levels; and

•	Maintenance of joint stability.

U.S. Clinical Results

      ReGen is conducting a Multicenter Pivotal Clinical Trial (the “MCT”). The MCT is a two-arm, controlled, and randomized study comparing the CMI to the current standard of care, the partial meniscectomy. Initially, 288 patients were enrolled in the trial. At the request of surgeons participating in the trial, additional patients were added resulting in a total of 313 patients enrolled in the trial. The study was randomized on a one-to-one basis at each of the centers participating in the MCT, resulting in a total of 162 patients receiving the CMI. One arm of the trial consists of patients with no prior surgery to the meniscus and the other arm consists of patients with one to three prior surgeries. Patients are followed clinically at pre-op, post-op, 6 weeks, 3 months, 6 months, 12 months and 24 months following surgery.

The study includes follow-up questionnaires submitted annually through five years post-op. All patients are required to complete a two-year follow-up prior to the submission of clinical results in our Pre-market Approval Application (PMA) to the FDA. In the fourth quarter of 2002, we completed the required enrollment and related surgical procedures for our CMI clinical trial in the U.S. By April 2003, surgical procedures were completed on the additional 25 patients. As of December 2004, all of the 313 patients had reached their one-year follow-up time point and 97% had reached their 24-month time point. In July 2004 we submitted to the FDA the manufacturing module, the first of three modules, of the PMA for the CMI. We expect that the two-year clinical follow-up exams will be completed on all patients in the MCT in the second quarter of 2005. We expect to complete our submission to the FDA prior to December 31, 2005, with submission of the clinical module, the third and final module of the PMA. The data analysis presented is based on a review of data from approximately 71% of the patients, all of whom have completed their two-year follow-up exam.

      Based on preliminary results of the MCT, the greatest benefits to the patient from implantation of the CMI are seen in the patients who have undergone prior treatment to their meniscus, and include:

•	Substantial growth of new tissue in the meniscus, which does not otherwise re-grow after removal in a partial meniscectomy procedure;

•	CMI prior surgery patients increased total meniscus tissue volume from 37% to 74% (Table 1), approximately doubling the amount of tissue that the patient would have had if only the partial meniscectomy had been performed;

•	Significantly greater return to pre-injury activity levels than those patients receiving only a partial meniscectomy procedure (Table 2);

•	A highly correlated relationship between the patients’ pain and function and their degree of return to pre-injury activity, e.g., CMI patients achieve significantly higher returns to pre-injury activity levels while experiencing an approximately equal level of pain as do the patients in the control group who received only a partial meniscectomy procedure;

•	When asked about their level of satisfaction with the results of their surgery, 70% of the CMI patients were satisfied while only 50% of the control patients were satisfied;

•	There are no apparent significant safety issues associated with the CMI; and

•	The histologic and immunologic analyses show that there have not been any significant immune reactions to the implant material.

      Prior to beginning the MCT, we conducted a Feasibility Study of the CMI. All eight patients who participated in the study were operated on and received the CMI at the Steadman Hawkins Foundation in Vail, Colorado. All eight patients who participated in the study are now beyond five years post CMI surgery. Highlights of the Feasibility Study include eight patients having, on average, more than twice as much meniscus-like tissue as they had following the partial meniscectomy and a steady increase in patient activity levels over five years, returning to activity levels that are near those experienced prior to injury (Table 2). None of the eight patients had any significant adverse events attributable to the CMI. A portion of these results were reported to and reviewed by the FDA prior to commencement of the MCT. Results of the Feasibility Study have been accepted for publication by Arthroscopy, The Journal of Arthroscopic and Related Surgery, which is expected to be published in April or May 2005.

Table 1: Tissue Re-Growth

      These two diagrams represent the medial meniscus of the human knee. The upper diagram (Post Partial Meniscectomy) shows the average amount of meniscus loss for prior surgery patients in the MCT. These patients had lost, on average, 63% of their medial meniscus leaving them with 37% of their original meniscus. The CMI was implanted in the area of meniscus loss. All CMI patients in the MCT were required to have arthroscopic re-look at 1 year post surgery. The lower diagram (Post CMI (1 year)) shows that one year after the CMI was implanted, the prior surgery MCT patients had gained approximately double (37% vs. 74%) the amount of meniscus tissue they would have had with a partial meniscectomy alone.

Table 1. Tissue Re-Growth

Prior Surgery Patients in U.S. Multicenter Trial

Table 2: Patient Activity Level

      The Tegner Activity Score is a validated method for assessing patient activity levels. A Tegner score of 0 means that the patient is disabled; while a score of 10 means that the patient is performing sports at a professional level. The graph below shows the mean Tegner Activity Index scores for the prior surgery CMI and control patients in the MCT and for the eight CMI patients in the Feasibility Study. The Tegner Activity Index tells us on average how much the patients have regained of their activity level as a result of their surgery, taking into account their activity level pre-injury, pre-surgery and at the 24 month and 5.8 year (Feasibility Study Patients only) post surgery follow-up time points. A patient with a Tegner Activity Index of 100 regained all of the loss in activity level that they experienced as a result of their injury. Patient activity levels were measured pre-injury, pre-surgery and at one, two and 5.8 years post surgery. Table 2 provides the Tegner Activity Index at 24 months post-index surgery for those patients in the MCT and at 24 months and 5.8 years for those patients in the Feasibility Study.

Table 2. Patient Activity Level

      Important Disclosure about Clinical Results: The results described in the text and illustrated in the tables above reflect data from an ongoing U.S. clinical trial and not all of the data reflected in these tables has been reported to the FDA. These results represent a limited data set regarding selected measurements being gathered in the trial. Due to the nature of the ongoing trial, data is still being gathered and analyzed and so these data may change. The key data will be updated periodically as required to disclose material changes. Although the CMI is cleared for sale in Europe, Australia and certain other countries, it is not approved for sale in the U.S., and the Company is making no claim regarding its safety, effectiveness or its potential for FDA approval.

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

      Although initially developed in connection with suturing the CMI, the SharpShooter is also suited for use in a portion of the industry-estimated 153,000 meniscal repair procedures performed in the U.S. in 2004, and an additional 61,000 meniscal repair procedures performed in the rest of the world. In 2000, the SharpShooter was cleared for sale in the U.S.

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

Customers, Sales and Marketing

      The Company currently has two principal customers that market and sell the Company’s two current products. Linvatec has a license to sell the SharpShooter product. Zimmer, which is also a shareholder of the Company, has a non-exclusive license to sell the CMI product outside of the U.S. and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. The inability or lack of desire of Linvatec or Zimmer to perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall.

The CMI

      On February 15, 2005 ReGen Biologics, Inc. (the “Company”) received notice from Zimmer, Inc. (“Zimmer”), the successor-in-interest to Allo Pro AG and the parent company of Centerpulse, of its intent to terminate, effective August 11, 2005, the Distributorship Agreement between the Company and Allo Pro AG dated as of February 16, 1996, as amended (the “Distributorship Agreement”). The Distributorship Agreement permits termination by Zimmer at any time upon six months’ prior written notice to the Company.

      Pursuant to the Distributorship Agreement, Zimmer was the exclusive distributor of the Collagen Meniscus Implant, or the CMI, outside the U.S. as long as certain minimum sales were realized. In 2004 the Company elected to exercise its rights under the Distributorship Agreement to amend the Distributorship Agreement to make the distribution rights to the CMI under the Distributorship Agreement non-exclusive because Zimmer failed to satisfy certain minimum sales obligations. Pursuant to the terms of the Distributorship Agreement, this election took effect as of April 17, 2004. The Distributorship Agreement also contains cost reimbursement provisions whereby Zimmer is obligated to reimburse the Company for certain expenses and a non-compete by which each party agreed not to conduct or participate in research, development, distribution or commercialization of any collagen-based meniscus implant competing with the CMI, except jointly as set forth in the Distributorship Agreement.

      In January 2002, in addition to amending the Distributorship Agreement with Zimmer, we agreed that all debt owed by us to Zimmer and its affiliates as of January 18, 2002, with the exception of the debt owed pursuant to a 2001 promissory note (which was subsequently converted to equity), would be restructured to provide for repayment within the earlier of 36 months of FDA approval of the CMI for sale in the U.S. or December 31, 2009. We further agreed that on the due date we may require Zimmer to convert any unpaid debt to equity at a conversion price of 75% of the fair market value per share at the time of conversion if (1) our shares are publicly traded, (2) there is reasonable liquidity in the trading of our shares and (3) the debt is converted into registered shares.

      In January 2005, we entered into a consulting agreement with MedWork AG, to provide, among other services, assistance with European marketing and distribution of the CMI. The agreement with MedWork is for an initial term of six months and provides for a monthly cash fee of CHF 20,000 and 50,000 shares of ReGen common stock to be issued June 30, 2005.

      The CMI is currently cleared for sale in Europe, Australia and certain other countries.

Table 3: Revenue from CMI Sales

      Revenue from CMI sales accounted for 36% of our revenue from sales for 2004, 26% for 2003 and 35% for 2002. Revenue from CMI units sold to the Centerpulse unit of Zimmer, our distributor of the CMI outside of the U.S. for the periods shown, approximated $165,000 in 2004, $68,000 in 2003 and $254,000 in 2002 (Table 3). Because the FDA has not approved the CMI for sale in the U.S., these revenue figures constitute all of the revenue from sales of the CMI.

      We intend to create a Swiss subsidiary to conduct our European marketing and distribution activities. Our distribution network may include a small direct sales staff and contracted local or regional distributors. We anticipate a transfer price, the price paid to us by our distributors, equal to 50% of the market price for the product. We plan to adopt a similar U.S. strategy if the FDA approves the CMI for sale in the U.S. Alternatively, we may enter into an agreement with a major orthopedics company to distribute the CMI worldwide, including the U.S., if we obtain FDA approval.

The SharpShooter

      The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.

      In April 2000, we entered into a license agreement with Linvatec, an industry leader in the arthroscopy marketplace, granting Linvatec exclusive worldwide rights to sublicense, make, have made, use, offer for sale and sell the SharpShooter in the meniscal tissue repair field. Linvatec is obligated under the agreement to diligently promote the SharpShooter with an adequate number of sales representatives who are trained to promote the product. Linvatec was obligated to pay us a license fee of $300,000 and is obligated to pay us a royalty of between 10% and 12% of net sales of SharpShooters that it sells to end users. Linvatec has the right to assume production responsibility from RBio for the SharpShooter, but to date has not exercised this right. Until the right to assume production responsibility is exercised, Linvatec must buy the SharpShooter components from ReGen at a price equal to ReGen’s cost. This agreement continues in force at Linvatec’s option so long as Linvatec meets certain minimum sales volume quotas. Pursuant to the terms of this agreement the distribution rights became non-exclusive in April 2002.

      Linvatec accounted for 54% of our revenue from sales for 2004, 23% for 2003 and 55% for 2002.

Our Business Strategy

      Our current strategy is to focus on the following initiatives:

•	Obtaining FDA approval of the CMI;

•	Developing our distribution and marketing capabilities for the CMI in the U.S., Europe and certain other countries;

•	Launching the CMI in the U.S.; and

•	Conducting further research on select product opportunities within our research and development pipeline.

      Our long-term strategy is to capitalize on our proven collagen scaffold technology by continuing to design, develop, manufacture, and market our own products, as well as partner with key market leaders to develop and market products in other targeted therapeutic areas.

Merger with RBio, Inc.

      On June 21, 2002, the Company approved a merger of RBio, formerly ReGen Biologics, Inc., into Aros Acquisition Corporation, a wholly owned subsidiary of the Company. In connection with the acquisition of RBio, Aros Corporation changed its name to ReGen Biologics, Inc. Prior to the merger, in 2001, the Company discontinued its operations and was evaluating alternatives to best utilize its assets. The merger included all of RBio’s business and operating activities and employees. We continue RBio’s business out of RBio’s current headquarters in Franklin Lakes, New Jersey.

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

      Immediately prior to the reverse merger, on June 21, 2002, RBio issued 5,564,047 shares of Series G Stock to existing shareholders of RBio for $1.2321 per share. Cash of $4 million was received for 3,246,490 of the shares issued. The remaining 2,317,557 shares were issued upon conversion of borrowings and accrued interest under certain notes and financings with a value of approximately $2.9 million. Subsequent to the conversion of these notes payable into Series G Stock, and also on June 21, 2002, in connection with the merger of ReGen and Aros, the Series G Stock was exchanged for Series A convertible preferred stock (the “Series A Stock”) of ReGen at a rate of 2.7495 shares of ReGen Series A Stock for each share of RBio Series G Stock, resulting in 15,298,351 shares of ReGen Series A Stock.

      The Series A Stock has rights and terms that provide for certain preferences in the event of liquidation to the common stock. Additionally, our Series A Stock has mandatory conversion features in certain circumstances including, but not limited to, a qualified offering that results in cash proceeds to us of at least $5 million and assumes a minimum valuation of RBio of at least $25 million. The Series A Stock is redeemable at the liquidation value at the option of the holder subject to certain conditions at any date from and after the date of the seventh anniversary of the issuance and delivery of the Series A Stock.

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

      In connection with the Series C Stock financing, we issued to the purchasers of the Series C Stock warrants to purchase an aggregate of up to approximately 2.1 million shares of our common stock. The Series C purchasers did not pay any additional consideration for the warrants. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that become exercisable is dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. In order for the warrants to become exercisable, there must be a subsequent equity financing at a price equal to or greater than $0.25 and less than $0.4881 per share. All of the warrants become exercisable if the subsequent equity financing price per share is greater than $0.25 and less than $0.40 and 50% of the warrants become exercisable if the subsequent equity financing price per share is equal to or greater than $0.40 but less than $0.4481. The warrants expire if a triggering event does not occur prior to 18 months from the warrant issue date.

Common Stock Financing

      On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock (“Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $9.9 million. The Privately Placed Common Stock is subject to a Registration Rights Agreement (the “Common Stock Registration Rights Agreement”) entered into as of April 19, 2004 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register their shares of Privately Placed Common Stock. Pursuant to the terms of the Common Stock Registration Rights Agreement, if the Company proposes to register any of its capital stock under the 1933 Act, with certain exceptions, the Company shall give each holder of the Privately Placed Common Stock written notice of such registration. Upon the written request of any such holder, given within twenty (20) days after mailing of such notice by the Company, the Company shall, subject to certain limitations related to underwritten offerings, use commercially reasonable efforts to cause a registration statement to become effective under the 1933 Act covering all of the Privately Placed Common Stock that each holder has requested that it register. Pursuant to the terms of the Common Stock Registration Rights Agreement, the Company gave notice of its intention to use commercially reasonable efforts to cause a registration statement to be filed and received a written request from the holders of all of the shares (12,074,595) requesting that the Company register the shares.

      The common stock sold in the private placement was initially subject to lock-up provisions for a period of 150 days after the completion of the private placement.

Registration Rights and Registration Statement on Form S-1

      We entered into a Registration Rights Agreement with the receiving shareholders of Series A Stock in the Aros/ RBio merger. This Registration Rights Agreement was amended and restated in connection with the Series C offerings. Pursuant to the Amended and Restated Registration Rights Agreement, the holders of the Series A Stock and Series C Stock have, in certain circumstances, the right to require us to register the common shares into which the Series A Stock and Series C Stock are convertible. ReGen has received notice from certain holders of the Series A Stock and Series C Stock, representing 35,549,814 shares, requesting that ReGen register such shares pursuant to the terms of the Registration Rights Agreement.

      The Privately Placed Common Stock is subject to a Registration Rights Agreement (the “Common Stock Registration Rights Agreement”) entered into as of April 19, 2004 whereby the holders of such shares have, in certain circumstances, the right to require the Company to register their shares of Privately Placed Common Stock. Pursuant to the terms of the Common Stock Registration Rights Agreement, the Company gave notice of its intention to use commercially reasonable efforts to cause a registration statement to be filed and received a written request from the holders of all of the shares (12,074,595) requesting that the Company register the shares pursuant to the terms of the Common Stock Registration Rights Agreement.

      On July 14, 2004 the Company filed a registration statement (the “Registration Statement”) with the SEC on Form S-1 for registration of 47,624,409 shares of common stock to be sold at the election of the selling stockholders. The Registration Statement was declared effective with the SEC on July 23, 2004. The shares registered include common shares registered pursuant to the Registration Rights Agreements (issuable upon the conversion of certain shares of Series A Stock and Series C Stock) and all of the Privately Placed Common Stock.

Stockholders’ Agreement

      As of December 31, 2004, the holders of approximately 38% of our outstanding common stock on an as converted basis were parties to a stockholders’ agreement.

      Allen & Company Incorporated, Dr. Richard Steadman, M.D., Sanderling Venture Partners IV Co-Investment Fund, L.P., Sanderling IV Biomedical Co-Investment Fund, L.P., Sanderling IV Venture Management, Sanderling Venture Partners V Co-Investment Fund, L.P., Sanderling V Biomedical Co-Investment Fund, L.P., Sanderling V Limited Partnership, Sanderling V Beteiligungs GmbH & Co. KG, Sanderling V Ventures Management and Centerpulse USA Holding Co. (the Centerpulse unit of Zimmer) entered into the stockholders’ agreement, dated as of June 21, 2002, in connection with the merger between ReGen and RBio. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, amending ReGen’s certificate of incorporation to increase the number of authorized shares of common stock of ReGen and amending ReGen’s by-laws.

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

      We require our employees, consultants and advisors to execute nondisclosure agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, and some consultants and advisors to agree to disclose and assign to us all inventions conceived during their work for us, using our property or which relate to our business.

      We own and/or have exclusive rights to 21 U.S. patents, 81 international patents, and 18 pending US and foreign applications. Of these patents and applications, 116 relate to the composition or application of our collagen scaffold technology and 4 relate to the SharpShooter device. Of our patents, the earliest to expire is US Patent No. 4,880,429, which expires July 20, 2007. The expiration dates of our U.S. patents relating to the composition of our collagen scaffold technology and SharpShooter device range from July 20, 2007 to January 21, 2017. We will apply for the statutory patent term extensions that we are eligible for with regard to both a patent covering our collagen scaffold technology (potentially up to 5 years) in consideration for time spent in the regulatory process. In addition to our patents, we also own federal trademark registrations of the marks REGEN and SHARPSHOOTER and have common law rights to various other trademarks, trade names and logos, including but not limited to REGEN BIOLOGICS and CMI.

      In April 1997, RBio entered into an assignment and royalty agreement with Dr. J. Richard Steadman, a member of our board of directors, and Modified Polymer Components, Inc. Pursuant to the agreement, Dr. Steadman and Modified Polymer Components, Inc. assigned, transferred and conveyed to RBio all right, title and interest in the SharpShooter and all legal rights to the SharpShooter. In consideration for the rights granted to RBio, RBio agreed to pay an up-front fee of $100,000 ($80,000 to Dr. Steadman and $20,000 to Modified Polymer Components, Inc.). Also in consideration for the rights granted to RBio pursuant to the agreement, RBio agreed to pay royalties to Dr. Steadman and Modified Polymer Components, Inc. For ten years after the first public announcement by the Company of the national launch of the SharpShooter in the U.S., RBio is obligated to pay Dr. Steadman royalties between 2.4% and 4.8% of net sales of the SharpShooter and is obligated to pay Modified Polymer Components, Inc. royalties between .6% and 1.2% of net sales of the SharpShooter. No further royalties will be due to either Dr. Steadman or Modified Polymer Components, Inc. on net sales made ten years after the national launch of the SharpShooter in the U.S. The assignment of rights under the agreement are irrevocable and cannot be invalidated, rescinded or terminated except by another written agreement executed by the parties to each assignment. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. The agreement may not be terminated except by mutual agreement of all of the parties.

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

Revenue Attributable to the U.S. and Foreign Countries

      In 2004, approximately 54% of our revenue from customers was attributed to the U.S. and 46% was attributed to Switzerland. In fiscal year 2003, approximately 23% of our revenue from customers was attributed to the U.S. and 77% was attributed to Switzerland. In 2002, approximately 58% of our revenue from customers was attributed to the U.S. and 42% was attributed to Switzerland. Revenue is allocated based upon the location of the customer from a billing perspective.

Research and Development

      Research and development expense approximated $3.7 million for 2004, $2.7 million for 2003, and $2.2 million for 2002.

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

      We believe that our proprietary collagen scaffold and related technologies have the potential to be used for the treatment of various injuries and degeneration of other tissue structures such as the intervertebral disc of the spine and articular cartilage of degenerated joints. This technology may also be used as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth applications, for introduction of growth or differentiation factors and genetic materials. These applications are in various stages of development from proof of concept to preparation for submission to the FDA.

      As advances in tissue growth and genetic engineering converge, we foresee opportunities to develop additional uses for our technologies. At this time, our collagen scaffold technology acts as a matrix to facilitate growth of new tissue using the body’s own cells. In the future, however, it is possible that our collagen scaffold will be used in conjunction with advanced forms of cellular, genetic and molecular technology.

      In 2001, we intentionally reduced new product development spending for cash management purposes. Since 2001 our research and development has been focused on the conduct of our CMI clinical trial in the U.S. and production of CMI units for testing and quality purposes. We have recently completed development of a CMI for the lateral meniscus, which is not currently cleared for sale, pending completion of clinical studies and compliance with related regulatory requirements, including FDA approval.

Third-Party Reimbursement

      In those countries where our products are approved for sale, we expect that sales volumes and prices of our products will continue to be influenced by the availability of reimbursement from third-party payers.

      The reimbursement process is comprised of the following three elements: (1) codes that describe the products and procedures; (2) coverage or the agreement by the payer to pay for the products and procedures; and (3) payment for the products and procedures.

      In general, it is important to assess the viability of device and procedure reimbursement early in the development and clinical process. If the new technology involves a new procedure, a unique CPT code may need to be obtained as well as appropriate assignment by Medicare to a payable facility APC code. The device associated with the procedure may also need to obtain an appropriate HCPC device. The primary assessment should focus on coding as well as the following:

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

      We are developing and implementing a reimbursement strategy that incorporates these considerations and defines a pathway for pursing appropriate procedure and device coding, coverage and payment. The timeline for formal implementation of this strategy is driven by the FDA approval process. Once FDA clearance or approval has been obtained, procedure and product codes and their associated payment levels may be identified and payor coverage of the technology may be formally pursued.

Reimbursement for the SharpShooter

      The SharpShooter device is comprised of both disposable one patient use parts, as well as reusable parts. Payment for the disposable device component is typically incorporated into facility negotiated payor payment levels. The reusable portion is considered hospital capital equipment.

Reimbursement for the CMI

      Reimbursement is not currently available for the CMI in the U.S. as the device used in the procedure has not received FDA approval.

      Obtaining U.S. reimbursement for the CMI can be a complex process. In the U.S., the CMI will be purchased by hospitals or ambulatory surgery centers that are reimbursed by third-party payors. Such payors include governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs.

      Particularly in the U.S., third-party payors have carefully negotiated payment levels for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the services that a member will receive.

      Three aspects of the CMI procedure increase the likelihood that insurance companies will provide favorable reimbursement:

•	Patients appear to receive a measurable clinical benefit within the 12 to 18 month timeframe desired by the insurers;

•	The expected price point of the CMI procedure will require less payment by the insurer than two or more partial meniscectomies or a joint replacement; and

•	We expect surgeons and patients to demand the CMI because the clinical results from the MCT and feasibility study appear positive, there are no apparent safety concerns associated with the CMI, and there is no alternative with the potential to facilitate growth of new tissue in the space created when meniscus tissue is removed through a partial meniscectomy procedure.

      We have retained the services of a national reimbursement consultant to refine and implement our reimbursement strategy. Implementation of this comprehensive strategy has begun and will continue through FDA approval of the CMI, if approved, and product launch. The current strategy incorporates the following elements:

•	Physician Coding and Payment: In 2005, a unique Category I CPT Code was created to describe meniscal transplantation. Based on dialog with relevant physician medical societies, it appears this CPT Code adequately describes the physician work involved in performing the CMI procedure. If FDA approval is granted for the CMI, medical society advice regarding the application of this CPT Code will be formalized in an attempt to have this CPT Code be applicable to the implantation of the CMI.

At launch, we plan to support physician offices regarding procedure coding and payment.

•	Hospital Coding and Payment: Medicare assigned the newly created meniscal transplantation CPT Code to a higher value APC payment code for the hospital. Should this code be applicable to the CMI technology, we hope to further augment the payment level by assessing the possibility of obtaining a procedure code for the implant.

At launch, we plan to support hospitals regarding product and procedure coding and payment.

•	Payor Coverage: New products and procedures are assessed for coverage by third-party payors. We intend to educate these payors on the economic and clinical benefits of the implant and procedure just prior to and after FDA approval of the CMI, if approved. We expect to use surgeons with experience using the implants to assist with this education.

Manufacturing

      We use bovine tendon as a primary raw material for production of our collagen scaffold technology. We obtain our tendon material through a specialized supplier which sources the material based upon specifications defined by us. The bovine material is readily available through U.S.-based slaughterhouses.

      Our current CMI production capacity will require expansion in order to fulfill the production requirements suggested by our market and market penetration projections. In order to prepare for the U.S. launch of the CMI, production capacity expansion will require additional equipment and production personnel, calling for capital expenditures of approximately $500,000 prior to launch and incremental production expenses associated with the addition of approximately four full-time staff. Potential production requirements through approximately five-years after U.S. launch of the CMI will require additional equipment, production personnel and expansion of the current production facilities, calling for additional capital expenditures of approximately $3.5 million and expenses associated with the addition of approximately 20 full-time staff. Current production facilities are leased through May 2006, with an option to extend the lease at then current market rates for an additional three years. In 2005, we will have access to contiguous production space, which would more than double the size of the current facility, which we believe will provide us with adequate production space to support required capacity through 2011.

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

      In 2003 the EU issued a directive requiring design examination of medical devices manufactured from tissues of animal origin to determine whether the product has a favorable risk-benefit profile. We have received an EC Design Examination Certificate indicating that the CMI conforms to the provisions of the directive and the CMI is cleared for continued use in the EU.

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

Competition

      The orthopedic industry as a whole is highly competitive. We are an orthopedic products company with an emphasis on soft tissue growth and repair products. Currently we are not aware of any other product that has been cleared for sale outside the U.S. or has entered pivotal human clinical trials in the U.S. with the potential to facilitate the growth of new tissue in the space created when meniscus tissue is removed through a partial meniscectomy procedure.

      The primary competition for our CMI product abroad and, upon FDA approval if granted, in the U.S. consists of procedure-based approaches to repair a patient’s torn or damaged meniscus. There are three primary procedures that address the damaged meniscus: (1) the partial meniscectomy, (2) meniscus repair and (3) the allograft. We do not believe that we currently compete with the meniscus repair or allograft procedures. Although we believe that we compete with the partial meniscectomy procedure, which involves the surgical removal of a portion of the patient’s torn or damaged meniscus, we believe that the CMI offers the following benefits compared to the partial meniscectomy procedure:

•	Support of natural growth of new tissue;

•	Minimized degenerative changes;

•	Significantly greater return to pre-injury activity levels; and

•	Maintenance of joint stability.

      The CMI is not competitive with products that patch or repair articular cartilage. Several companies are currently developing an approach to repairing articular cartilage that has a different function and location than the meniscus. We believe that as companies develop these technologies, they will find that it is increasingly more important to repair the damaged meniscus in order for their products to have successful long term outcomes. We believe that this will further enhance the adoption of the CMI.

      We have learned that Johnson & Johnson’s Depuy subsidiary applied for and, in 2004, received FDA approval to conduct a human feasibility study using its SIS tissue growth technology to grow tissue in the meniscus.

      The primary competition for the SharpShooter consists of Linvatec’s Zone Specific and other similar instruments used in the “inside out” suture repair technique, and Smith & Nephew’s FasT-Fix and a number of other similar instruments used in the “all inside” suture repair technique. Inside out suture repair remains the most reliable procedure for suture repair of a torn meniscus, but new devices, such as the FasT-Fix are making the all inside” technique more reliable. The all inside technique, together with these new devices, has the potential to decrease surgical time and increase the number of repair procedures performed. In some cases, the all inside type devices do not allow the surgeon to access certain locations of the meniscus, which can be accessed and repaired using an inside out technique. We believe the SharpShooter has certain advantages over other inside out devices, primarily related to the gun-like handle and attachable cannula that allow the surgeon to direct the sutures into various locations of the meniscus and control the advancement of the suture. We believe these all inside suturing devices also represent a potential significant advancement in the surgical techniques used to implant the CMI. Based upon laboratory studies and initial feedback from Europe, we have learned that the all inside technique when used in tandem with the inside out suturing technique can significantly reduce surgical time and complexity when implanting the CMI.

Credit Agreements

      Centerpulse has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under the second of these Credit Agreements, we have granted Centerpulse a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. In the event we, without the written consent of Centerpulse, enter into an agreement with a competitor of Centerpulse involving either the licensing of our intellectual property or the co-development of intellectual property, in each case relating to future generations of the CMI, Centerpulse may, at its option, accelerate the maturity of the debt. As of December 31, 2004, we owed approximately $7.1 million under these credit facilities. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock.

Government Regulation

U.S.

      Our products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. The FDA permits commercial distribution of a new medical device only after it has met the established regulatory compliance guidelines. These include quality system requirements and/or marketing clearance through the 510(k) premarket notification process for Class II medical devices. Class II devices must demonstrate that the new product is substantially equivalent, in terms of safety and intended use, to certain 510(k) cleared products which are already commercially available and legally sold on the market. The various components of the SharpShooter Tissue Repair System have met the necessary FDA regulatory requirements for distribution in the United States pursuant to the 510(k) premarket notification process.

      The Pre-market Approval (PMA) process is lengthier and more burdensome than the 510(k) premarket notification process. The PMA Approval process generally requires detailed animal and clinical studies, as well as manufacturing data and other information. If clinical studies are required by the FDA, an Investigational Device Exemption, or IDE, is required to conduct such studies. An IDE restricts the investigational use of the device to a limited number of investigational sites, investigators and patients. Its purpose is to provide human clinical data to support the safety and efficacy of the device. FDA approval of a PMA indicates that the FDA concurs that a device has been scientifically proven to be safe and effective for its intended use, through the review of extensive pre-clinical and clinical data included in the submission. In July 2004, we submitted the manufacturing module, the first of three PMA modules to be submitted to the FDA, for the CMI. We expect to complete the last of the two-year clinical follow-up exams relating to the CMI in the second quarter of 2005, and we expect to complete our PMA submission to the FDA prior to December 31, 2005 with submission of the clinical module, the third and final module.

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

      All of the Company’s products sold internationally are subject to applicable foreign regulatory approvals. In order to market our devices in the member countries of the European Union, we are required to comply with the Medical Device Directive and obtain CE Mark Certification. CE Mark Certification is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Device Directives. Under the Medical Device Directive, all medical devices must qualify for CE Marking.

      The Company’s products are manufactured in compliance with ISO 9001, EN 46001 and U.S. Quality System Regulations.

Employees

      As of December 31, 2004, we had 18 employees, 2 of whom were part-time employees. We have no unionized employees, nor do we have any collective bargaining agreements. We believe our relationship with our employees is good.

Item 2.	Properties

      We do not own any real estate or improvements. Our corporate headquarters is located in Franklin Lakes, New Jersey, in approximately 2,700 square feet of leased space, and our production facility is located in Redwood City, California in approximately 15,021 square feet of leased space. We have subleased 8,258 square feet of the 15,021 square feet in Redwood City, CA. We also lease 750 square feet in Vail, Colorado that we use for research and training.

      Our facilities are adequate for present operations.

Item 3.	Legal Proceedings

      We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to, and none of our properties are subject to, any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Registrant’s Common Equity Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low

Year Ended December 31, 2004
First Quarter	$1.70	$0.88
Second Quarter	1.32	0.98
Third Quarter	1.25	0.89
Fourth Quarter	1.52	1.10
Year Ended December 31, 2003
First Quarter	$0.64	$0.41
Second Quarter	0.54	0.42
Third Quarter	0.74	0.43
Fourth Quarter	1.25	0.57
Year Ended December 31, 2002
First Quarter	$0.14	$0.04
Second Quarter*	0.31	0.06
Third Quarter	0.44	0.19
Fourth Quarter	0.58	0.17

(*) stock prices begin to reflect the reverse merger that occurred on June 21, 2002

      As of March 21, 2005, the Company had 308 holders of record of its common stock.

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

Equity Compensation Plan Information(1)

	(A)	(B)	(C)
	Number Of		Number Of Securities
	Securities To Be		Remaining Available For
	Issued Upon	Weighted Average	Future Issuance Under
	Exercise Of	Exercise Price Of	Equity Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options, Warrants	Options, Warrants	Securities Reflected In
Plan Category	And Rights	And Rights	Column (A))

Equity compensation plans approved by security holders	15,984,888	$0.61	3,970,612
Equity compensation plans not approved by security holders(2)	6,636,499	$0.77	—

Total	22,621,387	$0.63	3,970,612

(1)	As of December 31, 2004.

(2)	Reflects warrants issued or assumed by the Company. See Note 13 in the accompanying financial statements for a discussion of such warrants issued and not approved by the security holders.

Item 6.	Selected Financial Data

      The selected consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 and with respect to the consolidated balance sheets as of December 31, 2004 and 2003 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2001 and 2000 and the balance sheet data as of December 31, 2002, 2001 and 2000 from audited financial statements not included in this Annual Report on Form 10-K. You should read the following selected consolidated financial data in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. All periods have been reclassified to account for the reverse merger and recapitalization between ReGen and RBio.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)
Statement of Operations Data:
Revenue	$504	$293	$781	$490	$972

Expenses:
Cost of goods sold	371	349	1,039	700	843
Research and development	3,656	2,675	2,222	2,125	2,712
Business development, general and administrative	3,020	2,483	2,147	1,592	1,573
Compensation expense associated with stock options and warrants	242	367	3,300	1,209	1,220

Total expenses	7,289	5,874	8,708	5,626	6,348

Operating loss	(6,785)	(5,581)	(7,927)	(5,136)	(5,376)
Merger cost	—	—	(515)	—	—
Interest and other income	138	23	66	12	18
Rental income	332	381	511	451	223
Rental expense	(329)	(278)	(316)	(303)	(150)
Interest expense	(137)	(275)	(1,770)	(354)	(244)
License fees	—	—	—	1,000	300

Net loss	$(6,781)	$(5,730)	$(9,951)	$(4,330)	$(5,229)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(762)	(4,343)	—	—	—

Net loss attributable to common stockholders	$(7,543)	$(10,073)	$(9,951)	$(4,330)	$(5,229)

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.35)	$(0.56)	$(0.25)	$(0.31)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for all periods prior to reverse merger and recapitalization)	42,436	29,114	17,671	17,045	17,045

	December 31,

	2004	2003	2002	2001	2000

	(In thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$12,190	$8,323	$3,474	$320	$721
Working capital	11,352	7,818	3,105	230	672
Total assets	12,724	9,029	4,226	1,181	1,703
Total debt including accrued interest	7,147	7,008	6,740	8,336	5,945
Series A redeemable convertible preferred stock	6,567	6,855	6,855	—	—
Series C redeemable convertible preferred stock	5,033	8,439	—	—	—
Total stockholders’ equity (deficit)	$(7,229)	$(14,411)	$(10,216)	$(7,741)	$(4,623)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      On June 21, 2002 ReGen acquired RBio, Inc. (“RBio” or the “Subsidiary”), formerly named ReGen Biologics, Inc., a privately held tissue engineering company that designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and regeneration of damaged human tissue. The merger included all of RBio’s business and operating activities and employees. The Company continues RBio’s business out of RBio’s current headquarters in Franklin Lakes, New Jersey. RBio’s business comprises substantially all of the business conducted by ReGen accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations.

      Our current principal product offerings are the CMI and the SharpShooter. The purpose of the CMI is to facilitate growth of new tissue otherwise lost in partial meniscectomy procedures and to assist patients in regaining activity, while forestalling or minimizing degenerative joint disease. The SharpShooter is a surgical tool that was initially designed for use with the CMI.

      The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives FDA approval for the CMI and is able to market the CMI in the United States. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, and planned spending rates, including expected costs associated with development of a European distribution network, management believes the Company has adequate cash on hand to support ongoing operations through the first quarter of 2006. The Company plans to raise additional capital in 2005. If obtained, the expected financing would allow the Company to support ongoing operations beyond the first quarter of 2006, including continuation of its marketing and distribution activities Europe; to further develop the Company’s tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if approved, launch of the CMI in the U.S.

      The Company is considered a development stage enterprise. Management believes that the Company will emerge from the development stage when the CMI product is available for sale in the U.S. or the Company begins to earn significant revenue from its principal operations.

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

      The Company receives royalties from its licensees. Royalties are generally due under the license agreements when the licensee sells the product to a third party. The Company recognizes royalty revenue when amounts are determinable and the Company has fulfilled its obligations under the applicable agreement.

      License fees represent payments received from distributors for licenses to sell the Company’s products in various geographic areas. These fees are recognized as other income when all performance criteria in the underlying agreement have been met. Generally, license fees for existing license arrangements are not recurring.

Inventory Valuation

      Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At December 31, 2004, 12% of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

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

Stock Based Compensation

      The Company has accounted for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense recognized for non-employee options and for warrants issued in connection with equity transactions is measured based on management’s estimate of fair value and recognized on an accelerated basis over the respective vesting period. Fair value is calculated using the Black-Scholes method with the following assumptions at the date of measurement: risk-free interest rate, dividend yield, expected lives and expected volatility. For periods prior to the merger of the Company with the Subsidiary, expense associated with compensatory options and warrants has been measured based on management’s estimate of the fair value of the underlying security (which in turn is based on management’s estimate of the fair value of the Subsidiary).

Income Taxes

      The Company had a net operating loss carryforward at December 31, 2004 of approximately $45.8 million and a research and development tax credit of approximately $410,000. The federal and state net operating loss carryforwards will begin to expire in 2005, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, and the effect of the reverse merger and recapitalization completed on June 21, 2002. Based on management’s evaluation of all positive and negative evidence, we have concluded that it is more likely than not that deferred tax assets resulting from future deductible amounts will not be realized. Accordingly, we have established a full valuation allowance for the net deferred tax assets.

RESULTS OF OPERATIONS

      REVENUE. The Company’s revenue for 2004 was $504,000 compared with $293,000 for 2003 and $781,000 for 2002, an increase of approximately $211,000 or 72% for 2004 compared to a decrease of approximately $488,000 or 62% for 2003. Revenue variances result from varying levels of product sales to our distributors and related royalties, which generally are due under the license agreements when our distributor sells the product to a third party.

      CMI sales approximated $165,000 for 2004 compared with $68,000 for 2003 and $254,000 for 2002. The 2004 increase of $97,000 or 143% and the 2003 decrease of $186,000 or 73%, result from variances in the number of CMI units ordered by and therefore shipped during each year to the Centerpulse unit of Zimmer, ReGen’s distributor of the CMI outside of the U.S. Unit shipments of the CMI during 2004 were 326 compared with 139 units shipped in 2003 and 547 units shipped in 2002, representing an increase of 187 units, or 135% for 2004 and a decrease of 408 units or 75% for 2003. Historically, shipments of the CMI, and therefore revenue to the Company, have been inconsistent for a number of reasons, including the supply requirements of our distributor and its anticipated rate of sales. Effective April 17, 2004, we elected to convert our distribution agreement with Centerpulse to non-exclusive. On February 15, 2005, the Company received notice from Centerpulse of its intent to terminate effective August 11, 2005, its non-exclusive right to distribute the CMI. In March 2005, the Company formed ReGen Biologics AG, as a subsidiary in Appenzell, Switzerland, to conduct its marketing and distribution activities in Europe.

      SharpShooter sales in 2004 approximated $296,000 compared with $194,000 in 2003 and $470,000 in 2002. The 2004 increase of $102,000 or 53% and the 2003 decrease of $276,000 or 59%, result from variances in the number of SharpShooter product components ordered by and therefore shipped during each year to Linvatec Corporation (Linvatec), ReGen’s primary distributor for the SharpShooter. SharpShooter sales to Linvatec Corporation approximated 84% of total 2004 SharpShooter sales compared with 31% and 87% of total SharpShooter sales for 2003 and 2002, respectively.

      Royalties received from Linvatec in 2004 approximated $43,000 compared with $31,000 in 2003 and $44,000 in 2002, an increase of $12,000 or 39% for 2004 compared with a decrease of $13,000 or 30% for 2003.

      In March and April 2003, Conmed Corporation (“Conmed”), the parent company of Linvatec announced that it had completed the acquisition of Bionx Implants, Inc. (“Bionx”) and that it would be integrating the sale of the Bionx products with its orthopedic subsidiary, Linvatec. As part of this integration, Conmed announced that it would be reorganizing its 90 direct orthopedic sales representatives into 18 exclusive sales agent groups that would eventually manage 230 sales professionals in the U.S. While shipments of the SharpShooter products have been historically inconsistent, we believe that these corporate and operating organizational matters have affected activities at Linvatec, such that 2003 orders of our products were negatively impacted. Although Linvatec’s sales of the SharpShooter increased during 2004, sales and related royalties for the year remained lower than pre-2003 levels. We will continue to closely monitor the sales performance of Linvatec over the course of the next several months.

      COST OF GOODS SOLD. Cost of goods sold approximated $371,000 for 2004 compared with $349,000 for 2003 and $1,039,000 for 2002. The 2004 increase of $22,000, or 6%, and the 2003 decrease of $690,000, or 66%, directly correlate to the sales variances in each of those years, particularly sales of CMI, which have a higher relative per unit cost. CMI costs approximated $155,000 for 2004 compared with $89,000 for 2003 and $369,000 for 2002. SharpShooter costs approximated $216,000 for 2004 compared with $260,000 for 2003 and $538,000 for 2002. Costs associated with warranty claims approximated $120,000 in 2002, including $72,000 associated with the SharpShooter recall and $48,000 associated with contaminated CMI that were destroyed. The percentage of inventory valued at below the Company’s cost at December 31, 2004, and 2003, was 12% and 8%, respectively. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for its products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for some of the

Company’s products. We do not consider the positive gross margin achieved in 2004 to be indicative of a future trend.

      RESEARCH AND DEVELOPMENT. Research and development expenses for 2004 approximated $3.7 million compared with $2.7 million for 2003 and $2.2 million for 2002. Significant factors contributing to the 2004 increase of $1 million, or 37% include (i) approximately $133,000 increase in employee compensation related to new hires and planned wage increases for existing employees, (ii) increased development costs approximating $518,000, primarily for consulting services in connection with the PMA submission for the CMI and new development projects and (iii) an approximate increase of $336,000 for patent fees for existing and new registrations and legal fees associated with patent and other intellectual property services. The 2003 increase of $500,000, or 23%, resulted from a higher proportion of CMI units produced for development and quality control purposes versus those produced for commercial resale during 2003 as compared to 2002. The relative proportion of development production versus commercial production of the CMI was not a significant factor contributing to the 2004 increase in research and development costs. In July 2004 the Company submitted to the FDA the manufacturing module, the first of three PMA modules, for the CMI. By December 31, 2005 the Company expects to complete its PMA submission to the FDA with submission of the clinical module, the third and final module of the PMA. Consequently, the Company expects to incur increased development cost in connection with the PMA submission during 2005.

      BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses approximated $3 million for 2004 compared with $2.5 million for 2003 and $2.1 million in 2002, an increase of $500,000, or 20%, for 2004 and $350,000, or 17%, for 2003. Significant factors contributing to the 2004 increase include (i) an approximate $406,000 increase in professional fees, principally for legal and accounting services, and printing costs, all of which relate to the registration statement on Form S-1 filed with the SEC in 2004 and other public filings, (ii) an approximate $160,000 increase in employee compensation, (iii) an approximate $109,000 increase in investor relations and (iv) a decrease of approximately $158,000 for costs incurred in 2003 related to exploring alternative financing. Significant factors contributing to the 2003 increase include (i) approximately $158,000 for costs incurred in 2003 related to exploring alternative financing, (ii) an increase of approximately $90,000 in insurance premiums for directors and officers, general liability, and workers’ compensation coverage, and (iii) a net increase of approximately $100,000 for employee compensation. Management expects that business development, general and administrative costs will continue to increase through 2005. In particular, the Company expects to incur additional costs during 2005 related to (i) professional fees for legal and accounting services in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, (ii) consulting fees, new employees, education, promotional activities, and related costs in connection with development of marketing and distribution capabilities for the CMI both in the U.S. and in Europe.

      COMPENSATION EXPENSE ASSOCIATED WITH STOCK OPTIONS AND WARRANTS. Compensation expense associated with stock options and warrants for 2004 approximated $242,000, compared to $367,000 for 2003 and $3.3 million for 2002. The 2004 costs decreased by $125,000 or 34% because fewer options and warrants which under the Company’s accounting policy for stock based compensation required recognition of compensation expense in the Statement of Operations, were granted in 2004 compared to 2003. The 2002 expense includes the impact of the accelerated vesting of all outstanding stock options of the Subsidiary at the time of the reverse merger and recapitalization. Stock-based compensation expense for employees and non-employees was $217,000 and $25,000, respectively, for 2004, compared to $358,000 and $9,000, respectively, for 2003.

      NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, interest expense and license fees. For 2002, this category also included merger costs of $515,000. Interest and other income approximated $138,000 in 2004 compared with $23,000 for 2003 and $66,000 for 2002. The 2004 increase of $115,000, related primarily to increased interest income on higher balances of cash and cash equivalents during 2004, while the 2003 decrease related primarily to amounts received in 2002 in connection with a previously discontinued

product line. Net rental income (expense), which is sub-lease rental revenue less rent and operating expenses, related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $3,000 for 2004 compared with $103,000 for 2003 and $195,000 for 2002. The decreases resulted from reduced sub-lease rent pursuant to amendments to the sub-lease agreement, which became effective June 1, 2003, and also provided for an abatement approximating $27,000 to offset rental revenue. Interest expense for 2004 approximated $137,000 compared with $275,000 for 2003 and $1.8 million for 2002. The 2004 decrease related to an adjustment for compound interest made in 2003, while the 2003 decrease related to conversion of bridge loan financing to equity in the second quarter of 2002.

QUARTERLY RESULTS — UNAUDITED

      The following table sets forth certain unaudited quarterly financial data for fiscal 2004 and 2003. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period:

	Fiscal Year 2004				Fiscal Year 2003

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

	(In thousands, except per share data)
Revenue	$107	$159	$202	$36	$182	$29	$69	$13

Expenses:
Cost of goods sold	59	122	169	21	271	25	52	1
Research and development	785	919	861	1,091	438	765	660	812
Business development, general and administrative	807	813	673	727	556	695	498	734
Compensation expense associated with stock options and warrants	119	38	42	43	—	1	35	331

Total expenses	1,770	1,892	1,745	1,882	1,265	1,486	1,245	1,878

Operating Loss	(1,663)	(1,733)	(1,543)	(1,846)	(1,083)	(1,457)	(1,176)	(1,865)
Interest and other income	9	30	46	53	5	2	1	15
Rental income	79	83	87	83	131	107	60	83
Rental expense	(78)	(83)	(86)	(82)	(81)	(77)	(59)	(61)
Interest expense	(29)	(31)	(35)	(42)	(36)	(27)	(29)	(183)

Net loss	$(1,682)	$(1,734)	$(1,531)	$(1,834)	$(1,064)	$(1,452)	$(1,203)	$(2,011)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(52)	(444)	(84)	(182)	—	—	(4,292)	(51)

Net loss attributable to common stockholders	$(1,734)	$(2,178)	$(1,615)	$(2,016)	$(1,064)	$(1,452)	$(5,495)	$(2,062)

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.05)	$(0.03)	$(0.04)	$(0.04)	$(0.05)	$(0.19)	$(0.07)

Weighted average number of shares used for calculation of net loss per share	29,322	41,003	48,499	50,762	29,071	29,071	29,071	29,243

LIQUIDITY AND CAPITAL RESOURCES

      On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85 (the April Financing), resulting in proceeds net of issuance costs of approximately $9.9 million, which the Company deposited into its money market account. The common stock sold in the private placement was subject to lock-up provisions for a period of 150 days after the completion of the private placement.

      Cash and cash equivalents approximated $12.2 million as of December 31, 2004, compared with approximately $8.3 million as of December 31, 2003. The increase in cash and cash equivalents is primarily the net effect of cash used to support the normal operations of ReGen offset by net proceeds of $9.9 million from the April Financing.

      Cash used in operating activities in 2004 increased approximately $1.4 million from $4.7 million in 2003. The 2004 cash used resulted from the net loss of approximately $6.8 million, adjusted to account for a decrease in accounts receivables, inventory and other assets of approximately $170,000 and a net increase in accounts payable, accrued expenses and other liabilities of $68,000, together with non-cash items including depreciation, compensation and interest expense totaling $431,000.

      ReGen’s 2004 operations were funded by cash provided by financing activities. During 2004 ReGen’s financing activities provided proceeds of approximately $10 million, including approximately $59,000 in proceeds from the exercise of common stock warrants, $80,000 in proceeds from the exercise of common stock options and $9.9 million in net proceeds from the April Financing, offset by $6,000 repayment of capital lease obligations. During 2004 ReGen purchased $28,000 of property and equipment including $9,000 pursuant to new financing leases accounted for as a capital leases.

      Through December 31, 2004, the Company has incurred cumulative net operating losses of approximately $54.3 million and used approximately $42.3 million in cash for operating activities. Management anticipates that the Company will continue to incur net losses at least until FDA approval is received and the Company is able to market the CMI product in the U.S. Management anticipates that additional funds will be required to satisfy expenses associated with the preparations for and, if approved, marketing and distribution of the CMI in the U.S., as well as continued product development. Such additional funds may be obtained in the form of debt financing, equity financing, or both. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, current spending rates, and expected costs associated with development of a distribution network in Europe, management believes the Company has adequate cash on hand to support ongoing operations through the first quarter of 2006. The Company anticipates that additional equity capital will be required to support ongoing operations, including continuation of its marketing and distribution activities in Europe, beyond the first quarter of 2006; to further develop the Company’s tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if approved, launch of the CMI in the U.S.

      The Company continues to sponsor a defined benefit pension plan for certain former employees of a former subsidiary. This pension plan was frozen and closed to new participants in October of 1997. Pension expense for 2004, 2003 and 2002 is comprised principally of interest on the accrued pension liability. At December 31, 2004, the pension plan had an unfunded liability of approximately $163,000. In December of 2004, the Company elected to terminate this pension plan effective March 31, 2005. Upon termination, the Company expects to make a cash contribution from its existing cash resources to fully fund all benefits. The amount of the cash contribution, which the Company expects to approximate the accrued pension liability of $163,000 at December 31, 2004, will be determined on the date of termination and is dependent upon the actual performance of the plan assets through the termination date. At the termination date, the Company will be required to recognize as expense, the minimum pension liability component of accumulated other comprehensive income which approximated $58,000 at December 31, 2004.

      We have obtained debt financing from Centerpulse, a shareholder, pursuant to two Credit Agreements. As of December 31, 2004, we owed approximately $7.1 million under these credit facilities. The Credit Agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock. Pursuant to the terms of the agreement between the Company and Centerpulse, the Company’s debt obligations pursuant to the Credit Agreements were not accelerated when the Company elected to exercise its contractual right to convert the distribution right in the Distributorship Agreement to a non-exclusive right, nor will they be accelerated upon the termination of the Distributorship Agreement. Accrued interest under these credit facilities is due upon maturity of the underlying principal. As of December 31, 2004, accrued interest on the credit facilities was approximately $1.1 million. The weighted average interest rate on the credit facilities was 1.92% and 1.90% for the years ended December 31, 2004 and 2003, respectively.

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

      In connection with the Series C Stock financing, ReGen issued to the purchasers of the Series C Stock warrants to purchase an aggregate of up to 2,079,965 shares of its Common Stock. The purchasers of the Series C Stock did not pay any additional consideration for the warrants. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that become exercisable is dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. In order for the warrants to become exercisable, there must be a subsequent equity financing at a price equal to or greater than $0.25 and less than $0.4881 per share. All of the warrants become exercisable if the subsequent equity financing price per share is greater than $0.25 and less than $0.40 and 50% of the warrants become exercisable if the subsequent equity financing price per share is equal to or greater than $0.40 but less than $0.4481. The warrants expire if a triggering event does not occur prior to 18 months from the warrant issuance date. A value of approximately $969,000 has been assigned to these warrants as of the closing dates of the Series C Stock, using the Black-Scholes valuation model, and assuming they become fully exercisable within the prescribed 18 month time frame. The values of these warrants are being carried in additional paid-in capital and as a reduction to the Series C Stock.

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

      The Series C Stock has been recorded outside of permanent equity in the accompanying balance sheet, net of the issuance costs of approximately $612,000 and warrants issued to Series C Stockholders valued at approximately $969,000. The Series C Stock is being accreted to the redemption value through a charge to retained earnings over a period of 7 years using the effective interest method. In addition, as Series C Stock is converted to common stock, any unamortized issuance costs related to the converted stock is recognized immediately.

      During 2004 holders of 642,723 shares of Series A Stock and holder of 9,302,620 shares of Series C Stock exercised their right to convert their shares to an equal number of shares of common stock. As a result of these conversions, $589,000 of unamortized issuance cost associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. The common stock issued upon conversion is included in the shares registered in July 2004.

      In the second quarter of 2003 ReGen completed the required enrollment and related surgical procedures for its CMI clinical trial in the U.S. All patients are expected to complete two years of follow-up prior to ReGen’s submission of the results in its PMA application to the FDA. ReGen expects the last of these two-year clinical follow-up exams will be completed by the second quarter of 2005. In July 2004 the Company submitted the manufacturing module, the first of three modules of the PMA, and expects to complete its PMA submission by December 31, 2005 with submission of the clinical module, the third and final module of the PMA. The process of review by the FDA is uncertain, and the FDA staff must clear the Company’s PMA for review by the Orthopedic Panel. Management expects that the FDA Orthopedic Panel will review our PMA and will issue its recommendation thereon to the FDA in late 2006, at the earliest, with a final decision from the FDA thereafter. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. are not expected to occur until, at the earliest, the first quarter of 2007.

      The FDA has not yet approved the CMI and there is no guarantee that we will obtain such approval. If we were to obtain FDA approval, we believe the following trends may be relevant to the performance of the Company. The number of partial meniscectomy procedures is expected to grow by approximately 5% per year for the foreseeable future due to the aging population, the growing proportion of “weekend warriors” and the lack of viable alternatives. The number of patients that would be eligible for a medial CMI implant in the U.S., if the CMI were approved by the FDA, is expected to increase to over 40% of all partial meniscectomy procedures, or approximately 500,000 patients, by 2011. We estimate that, based on the expected average sales price of the CMI in the U.S. if the CMI had been approved by the FDA, the U.S. market for the medial CMI in 2004 would have been approximately $1.2 billion, and is expected to increase to approximately $1.8 billion by 2011 if the CMI is approved by the FDA. This estimate is based on an assumed average reimbursed sales price of $3,500 for the CMI, and does not include surgeon and other facility costs. Sales of the CMI in the U.S. will not occur until it has been approved for sale in the U.S. by the FDA.

      Although the CMI is cleared for sale and distributed in Europe, Australia and certain other countries, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for FDA approval.

      In addition to regulatory related hurdles, in order to achieve positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including, but not limited to, special reimbursement provisions for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to obtain special reimbursement provisions, obtain them in any given time frame, or adequately address other operating issues.

      The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives FDA approval for the CMI and is able to market the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves and planned spending rates, including expected costs associated with development of a European distribution network, management believes the Company has adequate cash on hand to support ongoing operations through the first quarter of 2006. The Company anticipates that additional equity capital will be required to support ongoing operations, including continuation of its marketing and distribution activities in Europe, beyond the first quarter of 2006; to further develop the Company’s tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if approved, launch of the CMI in the U.S.

Significant New Accounting Pronouncement

      As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we do not recognize compensation cost related to employee stock options if the exercise price of the options equals or exceeds the fair value of the underlying stock at issuance date. In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement 123(R) on July 1, 2005, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of the fair-value method prescribed by Statement No. 123(R) will have a significant impact on our results of operations, although it will not have an impact on our overall financial position. The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future, option valuation models utilized and assumptions selected at the time of future grants. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the notes to our consolidated financial statements assuming that the same option valuation method and assumptions selected for the Statement No. 123 disclosure were utilized for Statement No. 123(R). Upon adoption of Statement No. 123(R), we may elect to utilize a different valuation method and/or different valuation assumptions. These selections may have a significant impact on the amount of share-based payment expense under Statement No. 123(R).

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

      The following table reflects a summary of our contractual obligations as of December 31, 2004:

	Payment by Year

					2008 and
	Total	2005	2006	2007	Thereafter

	(In thousands)
Contractual Cash Obligations:
Obligations:
Notes payable and long term debt, including accrued interest	$7,136	$—	$—	$—	$7,136
Capital lease commitments	13	8	3	2	—
Redeemable Series A preferred stock	6,567	—	—	—	6,567
Redeemable Series C preferred stock	5,033	—	—	—	5,033
Operating lease commitments	507	360	147	—	—

	$19,256	$368	$150	$2	$18,736

      The current lease for the manufacturing operations in Redwood City, CA expires in May 2006. The Company has an option to extend the lease at then current market rates for an additional three years.

      The Company did not have any material commercial commitments at December 31, 2004.

      In March of 2005, the Company entered into a commercial commitment for lab testing sources which requires the payment of $122,000 through the remainder of 2005.

RISK FACTORS

      Our business faces significant risks. We may face risks in addition to the risks and uncertainties described below. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. You should carefully consider and evaluate the risks and uncertainties listed below, as well as the other information set forth in this Annual Report on Form 10-K.

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability.

      The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31, 2004, we had an inception to date net loss of approximately $54.3 million, and total stockholders’ deficit of approximately $7.2 million. Historically, our net sales have varied significantly. We will need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless the CMI is approved by the FDA and becomes commercially available in the U.S. We will not submit the third and final, clinical, module of the PMA for the CMI until the second half of 2005 and would be unlikely to receive approval, if at all, until late 2006. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. are not expected to occur until, at the earliest, the first quarter of 2007. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue operations at current levels, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

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

Our debt level could adversely affect our financial health and affect our ability to run our business.

      As of December 31, 2004, our debt was approximately $7.1 million, of which $7,000 was the current portion of capital lease obligations. This level of debt could have important consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this significant amount of debt:

•	We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•	Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

•	Our operating flexibility is more limited due to financial and other restrictive covenants, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

•	We are subject to the risks that interest rates and our interest expense will increase.

•	Our ability to plan for, or react to, changes in our business is more limited.

      Under certain circumstances, we may be able to incur additional indebtedness in the future. If we add new debt, the related risks that we now face could intensify.

Product introductions or modifications may be delayed or canceled if we are unable to obtain FDA approval and we are unable to sell the CMI in the U.S.

      The U.S. Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities rigorously regulate the medical devices we manufacture and market. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, we could face criminal sanctions or closure of our manufacturing facility. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such approvals will be granted on a timely basis, if at all. An ongoing risk exists that the FDA’s policies may change or additional government regulations may be enacted which could prevent or delay regulatory approval of potential products. In addition, recent safety issues related to certain FDA approved products already on the market may have increased the FDA’s scrutiny of safety concerns and has caused the FDA to heighten its scrutiny of clinical trial data submitted in support of PMA applications. As a result the Company’s ongoing and future clinical studies may receive increased scrutiny which could adversely affect our ability to obtain approval of the CMI. In particular, the FDA has not yet approved the CMI and there is no guarantee that we will obtain such approval. There is no assurance that the strength of the clinical outcomes, patient compliance, surgeon documentation, or our management of administrative details will be sufficient to meet the stringent demands necessary for FDA approval. Sales of the CMI in the U.S. will not occur until it has been approved for sale in the U.S. by the FDA. FDA approval of the CMI is dependent, in part, on its review of the results of the two-year clinical follow-up data for patients who are enrolled in the Multicenter Pivotal Clinical Trial. We expect to complete the two-year clinical follow-up in the second quarter of 2005. We expect to complete the PMA submission to the FDA in the second half of 2005 and FDA approval, if received, is not expected until, at the earliest, late 2006.

      The regulatory process may delay the marketing of new products for lengthy periods and impose substantial additional costs or it may prevent the introduction of new products altogether. In particular, the FDA permits commercial distribution of a new medical device only after the device has met the established regulatory compliance guidelines. The FDA will clear marketing of a medical device through the 510k process if it is demonstrated that the new product is substantially equivalent to other 510k-cleared products. The Pre-market Approval Application process is more costly, lengthy and uncertain than the 510k pre-market notification process. There can be no assurance that any new products we develop will be subject to the shorter 510k clearance process; therefore, significant delays in the introduction of any new products that we develop may occur. If we are required to go through the Pre-market Approval Application process for new products, there will be significant costs and delays in the introduction of our new products and they may not be approved at all.

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

The CMI is a novel product and it contains biologic materials and so may face additional obstacles to FDA approval.

      To complete successful clinical trials, a product must meet the criteria for clinical approval, or endpoints, established in the clinical study. These endpoints are established in consultation with the FDA, following its clinical trial design guidelines to establish the safety and effectiveness for approval of Class III medical devices. However, in the case of products which are novel or which target parts of the human body for which there are no FDA approved products, the scientific literature may not be as complete and there may not be established guidelines for the design of studies to demonstrate the effectiveness of such products. As a result, clinical trials considering such products may take longer than average and obtaining approval may be more difficult. Additionally, the endpoints established for such a clinical trial might be inadequate to demonstrate the safety and efficacy levels required for regulatory approval because they do not measure the clinical benefit of the product being tested. In certain cases additional data collected in the clinical trial or further clinical trials may be required by the FDA.

      To our knowledge, the FDA has not to date approved or established endpoints for any other product with the potential to facilitate the growth of new tissue in the space created when meniscus tissue is removed through a partial meniscectomy procedure. Because the CMI is a novel product, it is possible that the FDA or the Company could determine that the endpoints established for such a clinical trial should be modified because they are inadequate to demonstrate the safety and efficacy levels required for regulatory approval of the CMI or that such endpoints fail to measure the benefit of the CMI. If this were to occur, we may be required to re-design our clinical trial using different measures. If we are required to identify new measures to test our endpoints, we will face substantial delays in our current timeline to commercialize and launch the CMI in the U.S. and will incur additional costs associated with these activities. Any delays in regulatory approval will delay commercialization of the CMI in the U.S., which would harm our business prospects.

      The FDA regulates human therapeutic products in one of three broad categories: drugs, biologics or medical devices. The FDA’s scrutiny of products containing biologic materials may be heightened. We use a biologic material, bovine tendon, in the production of the CMI. Use of this biological material in the CMI may result in heightened scrutiny of our product which may result in further delays in, or obstacles to, obtaining FDA approval.

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

      In the future, we will need to raise additional funds through equity or debt financing, collaborative relationships or other methods. Our future capital requirements depend upon many factors, including:

•	Our ability to increase revenues, which depends on whether we and our distribution partners can increase sales of our products;

•	Our ability to complete the CMI clinical trial and obtain FDA approval;

•	Our ability to effectively produce our products and adequately control the cost of production;

•	The extent to which we allocate resources toward development of our existing or new products;

•	The timing of, and extent to which, we are faced with unanticipated marketing or medical challenges or competitive pressures;

•	Our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	The amount and timing of leasehold improvements and capital equipment purchases; and

•	The response of competitors to our products.

      Because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market prices for our common stock. Our stock price has historically experienced significant volatility, which may make it more difficult to price a transaction at then current market prices. There can be no assurance that any such additional funding will be available when needed or on terms favorable to us, if at all.

      If we obtain financing through the sale of additional equity or debt securities, this could result in dilution to our stockholders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.

      In addition, in order to obtain additional equity financing, we must have a sufficient number of authorized shares available for issuance under our charter. If such shares are not available for issuance, in order to complete such financing, we would be required to seek the approval of our shareholders to amend our charter to increase our authorized shares available for issuance.

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

      Centerpulse has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under the Credit Agreements, we have granted Centerpulse a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. In the event we, without the written consent of Centerpulse, enter into an agreement with a competitor of Centerpulse involving either the licensing of our intellectual property or the co-development of intellectual property, in each case relating to future generations of the CMI, Centerpulse may, at its option, accelerate the maturity of the debt. As of December 31, 2004, we owed approximately $7.1 million under these credit facilities. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. If an event of default occurs under the 2000 Credit Agreement, Centerpulse may exercise its right to foreclose on certain intellectual property used as collateral for the payment of these obligations. Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

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

      We rely on third parties to distribute our products. The inability or lack of desire of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. We are subject to the risk that outside factors may prevent such third parties from meeting our distribution needs. The CMI is currently distributed outside the U.S. under a distribution agreement with Centerpulse which was exclusive until April 17, 2004 and which will be terminated, effective August 11, 2005. CMI sales to Centerpulse, our exclusive distributor of the CMI outside of the U.S. until April 17, 2004, decreased by approximately 73% for 2003 compared to 2002. Although CMI sales to Centerpulse in 2004 more than doubled in comparison to 2003, CMI sales to Centerpulse in 2004 remained lower than pre-2003 levels. On February 15, 2005 we received notice from Centerpulse of its intent to terminate, effective August 11, 2005, the Distributorship Agreement. The Distributorship Agreement permits termination by Zimmer at any time upon six months’ prior written notice to the Company. Zimmer did not provide any reason for the termination. The SharpShooter is currently marketed through a worldwide distribution agreement with Linvatec. Sales of the SharpShooter by Linvatec, the primary distributor of the SharpShooter, decreased by approximately 59% for, 2003 compared to 2002.

      Although Linvatec’s sales of the SharpShooter increased by 20% in 2004 compared to 2003, sales for 2004 remained lower than pre-2003 levels. These distributors have in the past, and may in the future, fail to effectively distribute our products.

      Although the FDA has not approved the CMI for sale in the U.S., if the FDA does approve the CMI for sale in the U.S., we do not have a distributor for the CMI in the U.S., or, beginning August 11, 2005, outside the U.S. There is no guarantee that we will be able to find a suitable third party to effectively distribute the CMI in the U.S. or elsewhere. We may not be successful in entering into distribution arrangements and marketing alliances with other third parties or if we do, we will be subject to a number of risks, including:

•	we may be required to relinquish important rights to our products;

•	we may not be able to control the amount and timing of resources that our distributors may devote to the commercialization of our products;

•	our distributors may experience financial difficulties; and

•	business combinations or significant changes in a distributor’s business strategy may also adversely affect a distributor’s willingness or ability to complete its obligations under any arrangement.

Failure to market and distribute products to our customers in a timely and cost effective manner would cause our operating costs to increase and our margins to fall.

Developing a sales and marketing organization is difficult, expensive and time-consuming.

      At present, we have no sales or marketing personnel. The Company is creating a Swiss subsidiary to conduct its European distribution activities through local market distributors and a limited number of employees to be hired by the Company or its subsidiary. If the CMI is approved by the FDA, the Company may elect to conduct its marketing and distribution activities itself in the U.S. Conducting marketing and distribution activities will force us to invest in sales and marketing personnel and related costs. Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have no experience developing a sales organization and may be unsuccessful in attempting to do so. Factors that may inhibit our efforts to market our products without third party distributors include our inability to recruit and retain adequate numbers of effective sales and marketing personnel and the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to use our products. If we are unable to develop a sales and marketing operation or if such sales or marketing operation is not successful, we may not be able to increase market awareness and sell the CMI in Europe and, if approved by the FDA, in the U.S.

Our reliance on Centerpulse as a shareholder and lender may allow Centerpulse to exert control over our actions.

      Based on shares outstanding as of December 31, 2004, Centerpulse beneficially owns approximately 7.6% of our common stock. Additionally, Centerpulse is a party to a stockholders’ agreement, which requires each of the parties to the stockholders’ agreement to vote for Centerpulse’s designee to our Board of Directors. The stockholders’ agreement expires on the earliest to occur of (i) June 21, 2007 (ii) a change of control of the Company, or (iii) the re-listing of the common stock of the Company on a national securities exchange or the NASDAQ. CMI sales to Centerpulse, the exclusive distributor of the CMI outside of the U.S. until April 17, 2004, decreased substantially for the year ended December 31, 2003 compared to the year ended December 31, 2002, and we elected to exercise our right to convert our distribution agreement with them to a non-exclusive agreement. On February 15, 2005 we received notice from Centerpulse of its intent to terminate the distribution agreement, effective August 11, 2005. The agreement permits termination by Centerpulse at any time upon six months’ prior written notice to the Company. Centerpulse did not provide any reason for the termination. Also on February 15, 2005, Richard Fritschi, the President of Centerpulse Orthopedics Ltd, a unit of Zimmer, resigned his position as a director of the Company. Mr. Fritschi’s resignation was not related to any disagreement with the Company. These actions will allow us to distribute the CMI directly or find a third party to distribute the CMI, but may also result in a decrease of sales of the CMI by Centerpulse in the future, which could result in a decrease in our sales and revenues from the CMI. Centerpulse has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under the Credit Agreements, we have granted Centerpulse a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. In the event we, without the written consent of Centerpulse, enter into an agreement with a competitor of Centerpulse involving either the licensing of our intellectual property or the co-development of intellectual property, in each case relating to future generations of the CMI, Centerpulse may, at its option, accelerate the maturity of the debt. These factors, individually or taken together, may result in Centerpulse being able to exercise substantial control over the Company. In many cases, Centerpulse’s interests and the Company’s interests are not aligned and so Centerpulse may exert control in a manner that is inconsistent with the Company’s interests.

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

      Our success depends, in part, upon our ability to attract and retain qualified operating personnel. Competition for skilled personnel in the areas of research and development, manufacturing, marketing and other areas is highly competitive. In addition, we believe that our success will depend on the continued employment of our Chairman, President and CEO, Dr. Gerald Bisbee with whom we have entered into an employment agreement, and our Senior Vice President, Clinical and Regulatory Affairs, John Dichiara, with whom we have no formal employment agreement, and others involved in the management and operation of the Company. We do not maintain key person life insurance for any of our personnel. To the extent we are unable to recruit or retain qualified personnel, our business may be adversely affected.

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

In the event of such an accident, we could be held liable for any damages that result and appropriate corrective action and any such liability could exceed our financial resources. Future changes in applicable federal, state or local laws or regulations or in the interpretation of current laws and regulations, could have a material adverse effect on our business. Failure to comply could subject us to denial of the right to conduct business, fines, criminal penalties and other enforcement actions. Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous chemical and biologic materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

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

      During the years ended December 31, 2004 and 2003, approximately 46% and 77%, respectively, of our revenues were generated by customers outside the U.S. We expect that customers outside the U.S. will continue to account for a significant portion of our revenue in the future, at least until we are able to market the CMI (or other new products) in the U.S. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

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

Our full Board of Directors, which is not fully independent, acts as the compensation committee; therefore, compensation and benefits may be excessive, inadequate or improperly structured.

      Our compensation committee, which was set up to determine the compensation and benefits of our executive officers, to administer our stock plans and employee benefit plans and to review policies relating to the compensation and benefits of our employees, and which formerly consisted of one director who was not independent under the listing standards of the national securities exchanges and automated quotation systems, has been eliminated. The full Board of Directors now performs those duties. Compensation decisions made by a Board of Directors, which is not independent, could result in excess compensation or benefits to our executives or employees. Additionally, the Board of Directors could recommend inadequate or improperly structured compensation and benefits for our executives or employees, which could result in a failure to retain or an inability to hire executives or employees.

The price of our common stock has been, and will likely continue to be, volatile.

      The market price of our common stock, like that of the securities of many other development stage companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three fiscal years, the closing price of our common stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $0.04 to a high of $1.70. The market price of our common stock could be impacted by a variety of factors, including:

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

      Based on shares outstanding as of December 31, 2004, the following entities beneficially own five percent or more of our common stock: Robert McNeil, Ph.D. owns approximately 27.8% (which includes shares owned by Sanderling Ventures); Sanderling Ventures owns approximately 26.9%; Centerpulse owns approximately 7.6%, L-R Global Partners LP and L-R Partners Global Fund, Ltd. own approximately 6.4% (5.0% and 1.4% respectively) and Gerald E. Bisbee, Jr., Ph.D. owns approximately 5.7%. These stockholders, if acting together, have the ability to exert substantial influence over the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

      Additionally, the holders of approximately 38.1% of our outstanding common stock on an as converted basis are parties to a stockholders’ agreement. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, a reverse split of the capital stock of ReGen, amending ReGen’s certificate of incorporation to increase the number of authorized shares of common stock of ReGen and amending ReGen’s by-laws.

A substantial number of shares of our common stock are eligible for sale pursuant to the Registration Statement on Form S-1 and pursuant to Rule 144 and this could cause our common stock price to decline significantly.

      All of the shares of common stock issued in connection with the merger of Aros Corporation and ReGen Biologics became eligible for sale pursuant to Rule 144 on June 21, 2003. Our Series A Stock and our Series C Stock are convertible into common stock on a one-for-one basis, and are convertible at any time at the election of the holders of Series A Stock and our Series C Stock. In order to sell common stock offered pursuant to the Registration Statement on Form S-1 and issuable upon the conversion of convertible preferred stock, any such shares of Series A Stock and Series C Stock must first be converted into shares of common stock by the selling stockholders. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As restrictions on resale end and in conjunction with the eligibility to sell common stock by the selling stockholders, as described in the Registration Statement on Form S-1, the market price of our common stock could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

The subordination of our common stock to our preferred stock could hurt common stockholders.

      Our common stock is expressly subordinate to our Series A Stock and Series C Stock in the event of our liquidation, dissolution or winding up. With respect to our Series A Stock and Series C Stock, any merger or sale of substantially all of our assets shall be considered a deemed liquidation. If we were to cease operations and liquidate our assets, we would first be required to pay approximately $11.6 million to the holders of our Series A Stock and Series C Stock and there may not be any remaining value available for distribution to the holders of common stock after providing for the Series A Stock and Series C Stock liquidation preference.

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

      As of December 31, 2004, warrants to purchase 6,636,499 shares of our common stock at a weighted average exercise price of $0.67 per share were outstanding and exercisable and options to purchase 11,619,184 shares of common stock at a weighted average exercise price of $0.67 per share were outstanding and exercisable.

We grant stock options and warrants as payment for consulting services and the exercise of such options and warrants may result in dilution to our common stockholders.

      We have granted stock options and warrants as payment for consulting services in the past and we may continue to do so in the future. In 2002, we issued 1,543,478 options to acquire common stock as payment for consulting services with exercise prices ranging from $0.13 per share to $0.22 per share. In 2003, we issued 30,523 options to acquire common stock with an exercise price of $0.45 per share and 700,000 warrants to acquire common stock with an exercise price of $0.45 per share. In 2004, we have issued 10,000 options to acquire common stock with an exercise price of $0.90 per share. To the extent that such options or warrants are exercised, our shareholders will incur dilution.

We may not be able to utilize all of our net operating loss carryforwards.

      The Company had a net operating loss carryforwards at December 31, 2004 of approximately $45.8 million and a research and development tax credit of approximately $410,000. The federal and state net operating loss carryforwards will begin to expire in 2005, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

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

      Because our common stock is not traded on a stock exchange or on Nasdaq, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.”

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

Cautionary Note Regarding Forward-Looking Statements

      Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the managements of ReGen and RBio and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in the Risk Factors section of this Form  10-K. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2005 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

      Important factors that could cause actual results to differ materially include but are not limited to our ability to complete the CMI clinical trial and obtain FDA approval, our ability to obtain additional financing, our ability or the ability of our distribution partners to effectively market and sell our products, our ability to procure product components and effectively produce products for resale, our ability to control production quantities and inventory in order to avoid unanticipated costs such as outdated inventory, the timely collection of our accounts receivable, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the occurrence of certain operating hazards and uninsured risks, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, the impact of governmental regulations, changes in technology, marketing risks, other unforeseen events that may impact our business and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

      Our quarterly revenue and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future.

      Quarterly revenue and operating results may fluctuate as a result of a variety of factors, including our ability or the ability of our distribution partners to market and sell our products, variable customer demand for our products and services, our investments in research and development or other corporate resources, our ability to effectively and consistently manufacture our products, and avoid costs associated with the recall of defective or potentially defective products, the ability of our vendors to effectively and timely delivery necessary materials and product components, acquisitions of other companies or assets, the timing of new product introductions, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of our costs, which primarily include personnel, facilities and related costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods.

      Our filings with the SEC are available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our obligations as of December 31, 2004 include debt instruments equal to (i) $454,000, original principal of $350,000 plus accrued interest through 2004, bearing interest at a fixed rate of 7% that compounds annually and (ii) approximately $6.7 million, $5.7 million in original principal plus accrued interest through 2004, bearing interest that compounds annually at variable rates ranging from 1.14% to 3.06% during 2004, adjusts annually at the anniversary dates of the loans, and is based upon the 1 year LIBOR. The book value of the variable rate debt approximates fair value. The fair value of the fixed rate debt instrument based on our estimate of our current incremental borrowing rate of 200-400 basis points above the prime rate is approximately $302,000 at December 31, 2004. As of December 31, 2003 our obligations included (i) $425,000 in principal plus accrued interest through 2003, bearing interest at a fixed rate of 7% that compounds annually and (ii) approximately $6.6 million in principal plus accrued interest through 2003 bearing interest at variable rates ranging from 1.14% to 2.93%. The fair value of the fixed rate debt instrument based on the same methodology applied in the current year was approximately $283,000 for December 31, 2003. A 100 basis point fluctuation in our estimated incremental borrowing rate would cause a variance of between $13,000 and $14,000 in the estimated fair value at December 31, 2004 and a variance of between $15,000 and $16,000 at December 31, 2003. All principal and accrued interest under these loans mature on the earlier of 36 months from the date we receive FDA approval for the CMI product, or December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors

ReGen Biologics, Inc.

      We have audited the accompanying consolidated balance sheets of ReGen Biologics, Inc. (a development stage company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and Series A and Series C redeemable convertible preferred stock, and cash flows for each of the three years in the period ended December 31, 2004 and for the period from December 21, 1989 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReGen Biologics, Inc. (a development stage company) as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, and for the period from December 21, 1989 (inception) to December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/S/ ERNST & YOUNG LLP

Baltimore, Maryland

March 21, 2005

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,190	$8,323
Trade receivables	7	11
Receivables from related party	37	—
Inventory	76	216
Prepaid expenses and other current assets	236	247

Total current assets	12,546	8,797
Property and equipment, net	55	80
Other assets	123	152

Total assets	$12,724	$9,029

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$378	$429
Accounts payable to related parties	7	5
Accrued expenses	639	541
Pension liability	163	—
Current portion of capital leases	7	4

Total current liabilities	1,194	979
Pension liability	—	144
Other liabilities	19	19
Long-term portion of capital leases	4	3
Long-term portion of notes payable to related party, including accrued interest of $1,094 and $958 as of December 31, 2004 and 2003, respectively	7,136	7,001

Total liabilities	8,353	8,146
Series A redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 14,655,628 shares at liquidation preference of $6,567 as of December 31, 2004, and 15,298,351 shares at liquidation preference of $6,855 as of December 31, 2003	6,567	6,855
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 12,943,533 shares at liquidation preference of $5,800 as of December 31, 2004, and 22,246,153 shares at liquidation preference of $9,969 as of December 31, 2003	5,033	8,439
Stockholders’ equity (deficit):
Common stock, $.01 par value; 130,000,000 shares authorized; issued 51,750,001 shares at December 31, 2004, and 29,318,901 shares at December 31, 2003; 27,016 shares held in treasury at December 31, 2004, and 18,115 shares held in treasury at December 31, 2003	517	293
Accumulated other comprehensive loss	(58)	(58)
Additional paid-in capital	51,750	37,249
Deficit accumulated during development stage	(59,438)	(51,895)

Total stockholders’ equity (deficit)	(7,229)	(14,411)

Total liabilities and stockholders’ equity (deficit)	$12,724	$9,029

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
	Years Ended December 31,			December 21, 1989
				(Inception) to
	2004	2003	2002	December 31, 2004

	(In thousands, except per share data)
Revenue:
Sales	$461	$262	$737	$2,856
Royalties	43	31	44	184
Grant and other revenue	—	—	—	433

Total revenue	504	293	781	3,473

Expenses:
Costs of goods sold	371	349	1,039	3,302
Research and development	3,656	2,675	2,222	31,123
Business development, general and administrative	3,020	2,483	2,147	16,746
Compensation expense associated with stock options and warrants	242	367	3,300	6,584

Total expenses	7,289	5,874	8,708	57,755

Operating loss	(6,785)	(5,581)	(7,927)	(54,282)
Merger cost	—	—	(515)	(515)
Interest and other income	138	23	66	1,372
Rental income	332	381	511	1,898
Rental expense	(329)	(278)	(316)	(1,760)
Interest expense	(137)	(275)	(1,770)	(3,096)
License fees	—	—	—	2,050

Net loss	$(6,781)	$(5,730)	$(9,951)	$(54,333)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(762)	(4,343)	—	(5,105)

Net loss attributable to common stockholders	$(7,543)	$(10,073)	$(9,951)	$(59,438)

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.35)	$(0.56)	$(3.04)

Weighted average number of shares used for calculation of net loss per share	42,436	29,114	17,671	19,583

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to December 31, 2004

					Stockholders Equity (Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share data)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—
Issuance of common stock at $0.005 per share for cash in November 1991					—	—
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—
Net loss from inception (December 21, 1989) through December 31, 1992					—	—
Balance at December 31, 1992					1,951,338	1
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—
Net loss					—	—
Balance at December 31, 1993					2,501,890	1
Net loss					—	—
Balance at December 31, 1994					2,501,890	1
Net loss					—	—
Balance at December 31, 1995					2,501,890	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(Dollars in thousands, except per share data)
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

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2004

					Stockholders Equity (Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share data)
Balance at December 31, 1995 (carried forward)					2,501,890	$1
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—
Net loss					—	—
Balance at December 31, 1996					3,693,211	1
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—
Net loss					—	—
Balance at December 31, 1997					4,028,525	1
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—
Compensation expense associated with stock option modifications					—	—
Net loss					—	—
Balance at December 31, 1998					4,028,525	1
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—
Compensation expense associated with stock option grants					—	—
Net loss					—	—
Balance at December 31, 1999					4,481,835	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(Dollars in thousands, except per share data)
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

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2004

Stockholders Equity (Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount

(Dollars in thousands, except per share data)
Balance at December 31, 1999 (carried forward)					4,481,835	$1
Compensation expense associated with stock option grants in prior year					—	—
Compensation expense associated with stock option grants in current year					—	—
Stock options cancelled during 2000					—	—
Net loss					—	—
Balance at December 31, 2000					4,481,835	1
Exercise of common stock options at $.10 per share in 2001					—	—
Exercise of common stock options at $1.45 per share in 2001					—	—
Compensation expense associated with stock option grants in prior years					—	—
Compensation expense associated with stock option grants in current year					—	—
Stock options cancelled during 2001					—	—
Deferred stock compensation associated with stock option grants to non- employees in 2001					—	—
Net loss					—	—
Balance at December 31, 2001					4,481,835	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(Dollars in thousands, except per share data)
Balance at December 31, 1999 (carried forward)	2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year	—	—	—	738	—		738
Compensation expense associated with stock option grants in current year	—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000	—	—	(1,089)	1,089	—		—
Net loss	—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000	2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001	25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001	125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years	—	—	—	935	—		935
Compensation expense associated with stock option grants in current year	—	—	1,010	(833)	—		177
Stock options cancelled during 2001	—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non- employees in 2001	—	—	228	(131)	—		97
Net loss	—	—	—	—	(4,330)		(4,330)
Balance at December 31, 2001	2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2004

					Stockholders Equity (Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share data)
Balance at December 31, 2001 (carried forward)					4,481,835	$1
Issuance of Common Stock
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1
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

	(Dollars in thousands, except per share data)
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

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2004

					Stockholders Equity (Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share data)
Conversion of Convertible Preferred Series B Stock to Company Common Stock							(12,025,656)	(120)
Minimum Pension Liability
Net loss
Net loss and comprehensive loss
Balance at December 31, 2002	15,298,351	6,855					—	—
Compensation expense associated with stock options outstanding
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			22,246,153	$9,357
Issuance of Common Stock warrants to Series C Stockholders				(969)
Valuation of beneficial conversion associated with Series C Stock financing				(4,292)
Accretion of beneficial conversion associated with Series C Stock financing				4,292
Issuance of Common Stock — warrants exercised
Accretion of Series C Stock issuance cost				51
Net loss and comprehensive loss
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(Dollars in thousands, except per share data)
Conversion of Convertible Preferred Series B Stock to Company Common Stock	12,025,656	120
Minimum Pension Liability						$(58)
Net loss					(9,951)
Net loss and comprehensive loss							(10,009)
Balance at December 31, 2002	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding			405				405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			97				97
Issuance of Common Stock warrants to Series C Stockholders			969				969
Valuation of beneficial conversion associated with Series C Stock financing			4,292				4,292
Accretion of beneficial conversion associated with Series C Stock financing					(4,292)		(4,292)
Issuance of Common Stock — warrants exercised	230,000	2	113				115
Accretion of Series C Stock issuance cost					(51)		(51)
Net loss and comprehensive loss					(5,730)		(5,730)
Balance at December 31, 2003	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A

AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2004

					Stockholders Equity (Deficit)

	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock

	Share	Amount	Share	Amount	Shares	Amount	Shares	Amount

	(Dollars in thousands, except per share data)
Balance at December 31, 2003 (carried forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—
Compensation expense associated with stock options outstanding
Accretion of Series C Stock issuance cost				173
Recognition of Series C Stock issuance cost upon conversion				589
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury
Issuance of Common Stock — options exercised
Issuance of Common Stock — common stock offering
Conversion of Series A Stock to Common Stock	(642,723)	(288)
Conversion of Series C Stock to Common Stock			(9,302,620)	(4,168)
Net loss and comprehensive loss
Balance at December 31, 2004	14,655,628	$6,567	12,943,533	$5,033	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)

					Deficit
					Accumulated	Accumulated	Total
	Common Stock		Additional	Deferred	During	Other	Stockholders’
			Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

	(Dollars in thousands, except per share data)
Balance at December 31, 2003 (carried forward)	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding			264				264
Accretion of Series C Stock issuance cost					(173)		(173)
Recognition of Series C Stock issuance cost upon conversion					(589)		(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	141,152	1	58				59
Issuance of Common Stock — options exercised	261,109	3	77				80
Issuance of Common Stock — common stock offering	12,074,595	121	9,745				9,866
Conversion of Series A Stock to Common Stock	642,723	6	282				288
Conversion of Series C Stock to Common Stock	9,302,620	93	4,075				4,168
Net loss and comprehensive loss					(6,781)		(6,781)
Balance at December 31, 2004	51,722,985	$517	$51,750	$—	$(59,438)	$(58)	$(7,229)

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
	Years Ended December 31,			December 21, 1989
				(Inception) to
	2004	2003	2002	December 31, 2004

	(In thousands)
Operating Activities
Net loss	$(6,781)	$(5,730)	$(9,951)	$(54,333)
Adjustments to reconcile net loss to net cash used in operating activities:
Compensation expense associated with stock options	242	367	3,300	6,586
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500	1,500
Non-cash interest expense	136	273	270	1,290
Depreciation and amortization	53	93	238	2,179
Loss on disposal of property and equipment	—	—	—	9
Changes in operating assets and liabilities:
Other current assets and receivables	1	(40)	200	(164)
Inventory	140	46	31	(76)
Other assets	29	29	(131)	(73)
Accounts payable and accrued expenses	49	313	(194)	713
Other liabilities	19	(22)	—	38

Net cash used in operating activities	(6,112)	(4,671)	(4,737)	(42,331)

Investing Activities
Purchases of property and equipment	(19)	(44)	(6)	(2,002)
Changes in short-term investments	—	3,473	(201)	2,945

Net cash (used in) provided by investing activities	(19)	3,429	(207)	943

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	—	6
Reduction in payable to stockholder	—	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs	—	9,454	3,857	34,221
Proceeds from issuance of common stock, net of offering costs paid in cash	10,004	115	105	10,420
Repayment on capital lease obligations	(6)	(5)	(6)	(123)
Proceeds from notes payable	—	—	988	11,410
Payments on notes payable	—	—	—	(2,323)

Net cash provided by financing activities	9,998	9,564	4,944	53,577

Net increase in cash	3,867	8,322	—	12,189
Cash and cash equivalents at beginning of period	8,323	1	1	1

Cash and cash equivalents at end of period	$12,190	$8,323	$1	$12,190

Supplemental disclosure of cash flow information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	—	$300
Equipment purchased pursuant to capital leases	9	—	10	133
Cancellation of stock options associated with deferred stock compensation associated	—	—	—	1,250
Net assets assumed in merger	—	—	2,733	2,733
Conversion of bridge financing to equity	—	—	2,860	2,860
Beneficial Conversion of Series C Preferred Stock	—	4,292	—	4,292
Warrants associated with Series C Preferred Stock	—	969	—	969
Warrants associated with Series C Preferred Stock private placement agent fee	—	97	—	97
Conversion of Series A Preferred Stock	288	—	—	288
Warrants exercised, cashless transaction	10	—	—	10
Conversion of Series C Preferred Stock	4,168	—	—	4,168
Cash disclosure:
Cash paid for interest	2	2	2	316

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

      Through its Subsidiary, the Company developed a proprietary collagen based matrix technology, which has been clinically proven to facilitate growth of new tissue to replace lost or damaged tissue. This technology produces a scaffold that uses the body’s own cells to grow new tissue into the implanted matrix. The matrix material then absorbs, leaving native tissue in its place. The Company chose to initially adapt this technology in the orthopedic area, which offers a substantial unmet need and large market size.

      The Company developed and currently markets outside the U.S., the Collagen Meniscus Implant (“CMI”). This implant product for the meniscus of the human knee is the Company’s initial application of its guided tissue generation technology. Patients with a damaged meniscus frequently undergo an arthroscopic surgical procedure known as a partial meniscectomy, removing the damaged tissue, leaving the patient with less meniscus to support the knee and protect the patient from further complications or injury. For many of these patients, the CMI presents a surgical alternative, with the potential to facilitate the growth of new tissue in the space created when meniscus tissue is removed in these procedures, allowing the patient to return to a more active lifestyle than otherwise may have been possible. The Company estimates that in 2004 there were approximately 1.2 million partial meniscectomy procedures performed worldwide, of which approximately 863,000 were performed in the United States.

      The Company has also developed and markets the SharpShooter Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implant of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures.

      The CMI and SharpShooter in 2000 each received the CE Mark for distribution in the European Economic Community. In 2002, the CMI was cleared for marketing in Australia and in 2000, the SharpShooter received marketing clearance by the United States Food and Drug Administration (“FDA”) for sale in the United States. In the fourth quarter of 2002 the Company completed the required enrollment and related surgical procedures for its CMI clinical trial in the United States.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The U.S. CMI clinical trial is a multicenter pivotal trial consisting of 313 patients, 18 centers and 33 surgeons. Prior to submission of results in the Company’s Pre-market Approval Application (“PMA”), all patients will undergo a clinical follow-up exam at two years after the date of their CMI procedure. To date, the Company has completed two-year clinical follow-up visits for approximately 83% of the patients in the CMI trial. The Company expects the last of these two-year clinical follow-up exams to be completed in the second quarter of 2005. In July 2004, the Company submitted the manufacturing module, the first of three modules, of its PMA with the FDA and expects to complete its PMA submission with submission of the clinical module, the third and final module, by December 31, 2005.

      The Company will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that the Company will emerge from the development stage when the CMI product is available for sale in the U.S. or the Company begins to earn significant revenue from its principal operations.

      The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory approvals for its CMI and other products. Although the CMI is cleared for sale and distributed in Europe, Australia and certain other countries, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The process of review by the FDA is uncertain, and the FDA staff must clear the Company’s PMA for review by the Orthopedic Panel. Management expects that the FDA Orthopedic Panel will review the Company’s PMA and will issue its ruling on the CMI product in late 2006, with a final decision from the FDA thereafter. Nevertheless, there is no guarantee that the Company will receive approval by the FDA in any specific time frame, or at all. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. are not expected to occur until, at the earliest, the second half of 2007.

      In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including special third party reimbursement provisions for the surgeons and facilities that will be responsible for implanting the Company’s CMI or other future products. While the Company is actively working to address these issues, there is no guarantee that the Company will be able to obtain special reimbursement provisions, or obtain them in any given time frame.

      The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives FDA approval for the CMI and is able to market the CMI in the United States. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no guarantee that the Company will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves and planned spending rates, including expected costs associated with development of a European distribution network, management believes the Company has adequate cash on hand to support ongoing operations through the first quarter of 2006. The Company anticipates that additional equity capital will be required to support ongoing operations, including continuation of its marketing and distribution activities in Europe, beyond the next 12 months; to further develop the Company’s tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if approved, launch of the CMI in the U.S.

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

      For the twelve months ended December 31, 2002, the pro forma amounts indicating results as if the merger had taken place on January 1, 2002 for revenue, net loss and earnings per share attributable to common stockholders were $781, ($9,963) and ($0.56), respectively.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents and Short-term Investments

      The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified the cash held in money market accounts and a sweep account as cash equivalents. As of December 31, 2004 and December 31, 2003, the Company held cash equivalents of $11,009 and $8,091 in money market accounts and $680 and $232 in a sweep account, respectively.

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

     Revenue Recognition

      The Company sells its products to distributors of orthopedic products under license agreements.

      Revenue from sales of products is recognized when goods are shipped to the distributors (the customers). Amounts billed to customers for shipping and handling are included in revenue from sales. Shipping and handling costs incurred by the Company are included in cost of goods sold. Under our agreements our customers do not have a right to return the product other than for quality issues and are required to purchase minimum quantities.

      The Company’s agreements with its customers provide for certain royalty payments to the Company when the customer sells the products to the end users. The Company recognizes royalty revenue when amounts are determinable and the Company has fulfilled its obligations under the applicable agreement.

      License fees represent payments received from customers for licenses to sell the Company’s products in various geographic areas (see Note 9). These fees are recognized as other income when all performance criteria in the underlying agreement have been met. License fees are not recurring.

     Research and Development Costs

      All research and development costs are charged to expense as incurred.

     Patent and Licensing Costs

      The Company records costs incurred to obtain patents and licenses as research and development expense.

     Advertising Costs

      All advertising costs are expensed as incurred. During the years ended December 31, 2004, 2003 and 2002, the Company expensed approximately $9, $18 and $89, respectively, as advertising costs.

     Comprehensive Loss

      Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The Company’s accumulated other comprehensive loss comprises a minimum pension liability.

     Fair Value of Financial Instruments and Concentrations

      The carrying amount of the Company’s variable rate debt approximates fair value. The fair value of the fixed rate debt, including original principal and accrued compounded interest, was approximately $302 and $283 as of December 31, 2004 and 2003, respectively. The fair value of the fixed rate debt is based on the Company’s estimate of its current incremental borrowing rate of 200 — 400 basis points above the prime rate. The carrying amount of the Company’s cash and cash equivalents, trade receivables, receivables from related party, accounts payable and accrued expenses approximate fair value due to their short-term nature.

      The Company currently has two principal customers (see Note 9), which market and sell the Company’s two current products. Customer A has the license to sell the Sharp Shooter product. Customer B, which is also a shareholder of the Company, has the license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

the sale of the CMI. Concentrations of receivables and revenues by customer as of and for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Years Ended
	December 31,

	2004	2003	2002

Accounts receivable:
Customer A	16%	100%	8%
Customer B	84%	—%	92%
Sales:
Customer A	54%	23%	55%
Customer B	46%	77%	45%
Royalties:
Customer A	100%	100%	100%

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

     Stock Based Compensation

      The Company has a stock-based employee compensation plan, which is described more fully in Note 13, and records compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, compensation expense for stock options issued to employees is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The estimated expense is recognized over the vesting periods specified in the respective grant awards. For grant awards that provide for graded vesting, the Company recognizes the estimated expense on an accelerated basis.

      The following table illustrates the effect on the Company’s net loss attributable to common stockholders and loss per share attributable to common stockholders if we had recorded stock-based

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

employee compensation by applying the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.

	Years Ended December 31

	2004	2003	2002

	(In thousands)
Net loss attributable to common stockholders, as reported	$(7,543)	$(10,073)	$(9,951)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	217	97	3,128
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(795)	(388)	(6,385)

Pro forma net loss attributable to common stockholders	$(8,121)	$(10,364)	$(13,208)

Loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.18)	$(0.35)	$(0.56)
Basic and diluted — pro forma	$(0.19)	$(0.36)	$(0.75)

      The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model.

      The following assumptions were used in the pricing calculation for 2004, 2003 and 2002:

	Years Ended December 31,

	2004	2003	2002

Risk-free interest rate	4.12 - 4.80%	2.94 - 4.05%	2.55 - 4.68%
Dividend yield	0%	0%	0%
Expected lives	10 years	5 - 10 years	7 - 10 years
Expected volatility	91.57 - 100.50%	102.10 - 108.10%	93.27%

      The expected volatility for 2002 was calculated by using the average volatility of comparative companies due to RBio being a privately held company prior to the reverse merger and recapitalization. The expected volatility for 2004 and 2003 was calculated by using historical stock prices of the Company.

      Stock options issued to non-employees are valued at their fair value using the Black-Scholes method on their date of grant. Expense associated with stock options issued to non-employees is amortized over the shorter of the vesting period or the period to which the related services pertain.

     Adoption of New Accounting Pronouncements

      In December 2003, the FASB issued FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The revised standard requires new disclosures in addition to those required by the original standard about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As revised, SFAS No. 132 was effective for financial statements for fiscal years ending after December 15, 2003. The interim-period disclosures required by this standard were effective for interim periods beginning after December 15, 2003. See Note 11 for disclosures regarding the Company’s benefit plans.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

     Accounting Principles Issued But Not Yet Adopted

      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123 (R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123 (R) is similar to the approach described in Statement 123. However, Statement 123 (R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

      Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

      Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2. A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

      The Company plans to adopt Statement 123(R) using the modified-prospective method.

      As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants with exercise prices equal to or greater than the fair value of the underlying stock at the grant date. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard using the same methods and assumptions as those used in the pro-forma disclosure required by Statement 123, would have approximated the impact of Statement 123 as disclosed above. Upon adoption of SFAS No 123(R), the Company may select a different valuation method and different assumptions which could have a significant impact on the amount of expense recognized. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), previously the Company has not recognized operating cash flows for such excess tax deductions.

     Reclassifications

      Certain prior year and inception to December 31, 2004 balances have been reclassified to conform to the current year’s presentation.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(4)	PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

	December 31,

	2004	2003

	(In thousands)
Computer equipment	$101	$111
Office equipment	99	105
Manufacturing equipment	464	464
Leasehold improvements	1,159	1,175

	1,823	1,855
Less accumulated depreciation and amortization	(1,768)	(1,775)

	$55	$80

      Depreciation and amortization of property and equipment was $53, $93 and $238 during 2004, 2003 and 2002, respectively.

(5)	INVENTORY

      Inventory consists of the following:

	December 31,

	2004	2003

	(In thousands)
Raw material	$29	$29
Work in process	10	16
Finished goods	37	171

	$76	$216

      Inventory was adjusted down $30 and $62 during 2004 and 2003, respectively, to reflect values at the lower of cost or market. At December 31, 2004 and 2003, 12% and 8%, respectively, of total inventory is valued at below the Company’s cost. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

(6)	ACCRUED EXPENSES

      Accrued expenses consist of the following:

	December 31,

	2004	2003

	(In thousands)
Accrued professional fees	$313	$190
Accrued officer compensation	174	178
Accrued printing cost	52	26
Other accrued cost	100	147

	$639	$541

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(7)	NOTES PAYABLE

     Credit Agreement and 2000 Credit Agreement

      On November 30, 1998, the Subsidiary entered into a Credit Facility (Credit Agreement) with a shareholder, who also holds the license to sell the Company’s CMI product outside of the United States. (see Note 9). The Credit Agreement provides for financing tranches of up to $2,043. As of December 31, 2004, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on December 1, 2003. During 2002, the Credit Agreement was amended to extend the maturity date to the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Subsidiary may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity. The outstanding balance bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 1.32% – 3.06% and 1.27% – 2.35% during 2004 and 2003, respectively. Accrued interest related to the Credit Agreement is due upon maturity of the underlying principal.

      On March 15, 2000, the Subsidiary entered into another Credit Facility (2000 Credit Agreement) with the same shareholder as the Credit Agreement. The 2000 Credit Agreement provided for financing tranches of up to $4,000. As of December 31, 2004, the Subsidiary has drawn the entire amount available. This facility originally was scheduled to mature on March 14, 2005. During 2002, the 2000 Credit Agreement was amended to extend the maturity date to the earlier of 36 months from the date the Subsidiary receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Subsidiary may, at its option and subject to certain conditions, require any unpaid debt be converted to equity. $350 of the financing is fixed at a rate of 7% compounded annually. The remaining $3,650 bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 1.14% – 2.76% and 1.14% – 2.93% during 2004 and 2003, respectively. Accrued interest related to the 2000 Credit Agreement is due upon maturity of the underlying principal.

      In connection with the 2000 Credit Agreement, the lender has obtained a security interest in certain of the Company’s intellectual properties.

      As of December 31, 2004, accrued interest on the credit facilities was approximately $1,094. The weighted average interest rate on the credit facilities for the year ended December 31, 2004 and 2003 was 1.92% and 1.90%, respectively.

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

      Future payments under capital lease obligations at December 31, 2004 are as follows:

December 31, 2004
Capital Leases

(In thousands)
2005	8
2006	3
2007	2

13
Amounts representing interest	(2)

$11

      Property and equipment under capital leases at December 31, 2004 and 2003, is $10 and $7, net of accumulated amortization of $20 and $14, respectively. Amortization of assets recorded under capital leases is included in the Company’s depreciation expense.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(9)	LICENSE AGREEMENTS

     Product Distribution License Agreements

      In February 1996, the Subsidiary entered into a perpetual product distribution agreement (1996 Product Distribution Agreement) for the Collagen Meniscus Implant (CMI) with a shareholder of the Subsidiary (Customer B), who is also the holder of the majority of the Subsidiary’s long-term debt. The Subsidiary received a nonrefundable, non-creditable $750 licensing fee in February 1996 in exchange for the granting of exclusive distribution and marketing rights outside the United States of America for the product under development.

      An additional $1,000 was recognized as other income during 2001 under the milestone provisions as adjusted by a new agreement between the parties during 2001. This payment is also nonrefundable and non-creditable. Also, under this agreement, the Subsidiary will be reimbursed by Customer B for all expenses it incurs in connection with obtaining regulatory approval for the CMI outside the United States of America. At December 31, 2004 and 2003, the Subsidiary had a receivable from Customer B of approximately $37 and $0, respectively.

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

      In 2003, Customer B was obligated to sell a minimum of 800 CMI’s. On February 5, 2004, Customer B submitted its final sales report for the calendar year ended December 31, 2003. This report indicated that Customer B failed to meet the minimum sales requirements. Pursuant to the terms of the 1996 Product Distribution Agreement as amended, the Subsidiary elected to amend the distribution agreement to make the distribution rights to the CMI held by Customer B non-exclusive. This election took effect on April 17, 2004. On February 15, 2005, the Subsidiary received notification from Customer B of its intent to terminate its non-exclusive distribution rights to the CMI under the distribution agreement. The termination will become effective on August 11, 2005.

      During 2000, the Subsidiary entered into an exclusive distribution agreement with a distributor granting the distributor exclusive rights to sell the Sharp Shooter product throughout the world. Pursuant to the terms of this agreement the distribution rights became non-exclusive in April 2002. In 2000 the Company received and recognized as license fee income a $300 nonrefundable, non-creditable license fee. The distributor is obligated to pay the Subsidiary a royalty on net sales of products sold by the distributor to end users at rates up to between 10% and 12%. For the years ended December 31, 2004, 2003 and 2002, the amount of royalty income under this agreement was $43, $31 and $44, respectively.

     Technology License Agreements

      In April 1997, the Subsidiary entered into an agreement with a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the Sharp Shooter. The Subsidiary paid $100 in 1997 in license fees ($80 to the member of the Board of Directors and $20 to MPC). Such fees were charged to research and development expense as the related technology was considered by the Subsidiary to be in the development stage, and such technology had no alternative future use. The Subsidiary is required to pay a royalty of up to 6% (up to 4.8% to the member of the Board of Directors and up to 1.2% to an assignee of MPC) on net sales of

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

products sold incorporating the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. For the years ended December 31, 2004, 2003 and 2002, royalty expense under this agreement approximated $10, $9 and $12, respectively which is included in business development, general and administrative section in the accompanying Statement of Operations. Royalties accrued under this agreement are included in other accrued cost and approximated $1 and $3, respectively at December 31, 2004 and 2003.

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

      In 1990, the Subsidiary entered into an agreement with the Massachusetts Institute of Technology (MIT) to obtain an exclusive license to certain patent rights relating to the use of biodegradable materials for regeneration of tissue. The Subsidiary paid $25 to MIT in 1990 as license fees. The Subsidiary is required to pay MIT a royalty of the lesser of 6% of net sales or 10% of the gross margin, as defined, on sales of products covered under the agreement, except that no amounts will be due MIT for products that are also covered under the agreement with Neomorphics, Inc. (Neomorphics) discussed below. The last patent covered by this agreement expired in 2002 and, accordingly, no royalty payments have been due under this agreement since 2002.

      In 1990, the Subsidiary entered into a sublicense agreement with Neomorphics for certain products previously licensed to Neomorphics by MIT (and also in the MIT agreement discussed above). The Subsidiary was required to pay an annual maintenance fee of $10 per year in connection with the sublicense. The Subsidiary was also required to pay Neomorphics a royalty of 4% of its net sales of the sublicensed products. The annual license maintenance fees were creditable against royalties due. The amounts paid to MIT and Neomorphics were included as part of research and development expense in the periods in which such payments were made. The related patent expired in 2001 and, accordingly, no royalty payments have been due under this agreement since 2001.

(10)	COMMITMENTS AND CONTINGENCIES

      The Company leases its corporate headquarters in Franklin Lakes, New Jersey under a non-cancelable operating lease that expires on March 31, 2005. The Company leases space for its manufacturing operations in Redwood City, California, under a non-cancelable operating lease that expires in May 2006. A portion of the manufacturing facility is sub-leased at the rate of $16 per month under a sub-lease which expires in May 2006. At December 31, 2004, the Company had a month-to-month operating lease agreement for office space in Vail, Colorado. In January 2005, the Company entered into a new lease agreement for its Vail office space. The lease is effective February 1, 2005, expires January 31, 2008, and provides for initial year base annual rent of $27, payable monthly. Total net rent expense approximated $276, $247 and $214 for the years ended December 31, 2004, 2003 and 2002, respectively.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      Future minimum lease payments are as follows at December 31, 2004:

(In thousands)
2005	$360
2006	147

$507

      Future minimum sublease receipts are as follows at December 31, 2004:

(In thousands)
2005	$198
2006	83

$281

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

      The Company has entered into an employment agreement with another officer of the Company providing for minimum aggregate annual compensation of approximately $180. The contract provides for consecutive one year terms of employment which may be terminated by either party upon a ninety-day prior written notice.

      During 2001 and 2002, the Company shipped certain components of the SharpShooter that were later identified to have the potential to become non-sterile. The Company instituted a recall of such product components during 2002. The original recall plan was to involve reworking product that had been sold, with the Company bearing the cost of the rework, but the customer retaining title of the product. The reworked packaging design to correct the issue that led to the recall requires FDA approval before the reworked products can be returned to the customer. Due to the length of time required to receive this approval and therefore return the reworked product to the customer, the Company agreed to take title to the returned product and issued a credit to the customer in the fourth quarter of 2002 of approximately $144 for these returns. This credit was recorded as a reduction in revenue in the fourth quarter of 2002. As of December 31, 2004, the customer has used all of the total credit. As a result of the recall, the Company received and included in inventory a total of 6,084 units of the component. A warranty reserve associated with the recall of these products in 2001 and 2002 was estimated based on the costs to be incurred to recall and rework the product. The estimated warranty reserve established by the Company approximated $127, including approximately $55 recorded in 2001 for 2001 shipments and $72 recorded in 2002 for 2002 shipments. Costs incurred and paid to rework the returned inventory have been included in inventory to the extent of the original carrying amount. The Company received the termination letter from the FDA closing the recall on July 3, 2003. No additional costs are anticipated by the Company. As of December 31, 2004, the Company has sold all of the reworked product.

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

      The benefits under the Pension Plan are based on final average compensation. This defined benefit is offset by a linked profit sharing retirement plan that was also sponsored by National Health Advisors. The Pension Plan covers the portion of the participant’s defined benefit that is not covered by the balance in the participant’s linked profit sharing retirement account on the date of their retirement. While the total amount of each participant’s defined benefit was frozen, the Pension Plan’s share of the defined benefit will fluctuate as the funds invested in each participant’s linked profit sharing retirement account fluctuates. In December 2004, the Company’s board of directors approved termination of the Pension Plan, effective March 31, 2005. During 2005, the Company expects to contribute to the Pension Plan an amount sufficient to fully fund the benefit obligation at the termination date. The Company expects that this contribution will be approximately $163 which is the accrued pension liability recognized in the Company’s consolidated balance sheet at December 31, 2004. Previously, the Company’s funding policy was to contribute annually an amount that could be deducted for federal income tax purposes and met minimum-funding standards, using an actuarial cost method and assumptions, which are different from those used for financial reporting.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the Pension Plan’s funded status at October 31, 2004 and 2003, the measurement date, and significant assumptions follow.

	October 31,
	(measurement
	date)

	2004	2003

	(In thousands)
CHANGE IN BENEFIT OBLIGATION
Beginning of the year	$414	$381
Interest cost	26	24
Actuarial loss (gain)	(2)	9

End of the year	$438	$414

CHANGE IN FAIR VALUE OF ASSETS
Beginning of the year	$261	$237
Actual return on plan assets	23	24
Employer contributions	—	—

End of the year	$284	$261

RECONCILIATION OF FUNDED STATUS
(Under)/over funded status	$(154)	$(153)
Accrued pension cost	$(154)	$(153)
SIGNIFICANT ASSUMPTIONS:
Discount rate	6.26%	6.26%
Expected return on plan assets	6.26%	6.26%
Rate of compensation increase	5.00%	5.00%

      The expected rate of return on plan assets is based on historical rates of return of actual investments. No Pension Plan participants are expected to reach normal retirement age in the next five years.

      Because the Pension Plan is frozen, the Company will not have any future service costs associated with this plan. Future pension expense could result from amortization of actuarial gains and increases in the benefit obligation due to further decreases in the linked profit sharing retirement accounts. At October 31, 2004 and 2003, the balance in the linked profit sharing retirement accounts was approximately $174 and $160, respectively. Decreases in this balance will increase the benefit obligation of the Pension Plan while increases in this balance will decrease the benefit obligation of the Pension Plan.

      The Company’s pension expense is as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Interest cost	$26	$24	$21
Expected return on plan assets	(16)	(15)	(14)
Recognized net actuarial loss (gain)	—	—	2

	$10	$9	$9

      As of the 2002 measurement date, the market value of the Pension Plan assets was below the accumulated benefit obligation, and the Company was required to record a minimum liability of

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

approximately $58 in 2002. This amount was reflected as an increase in pension liability and a decrease in other comprehensive income in 2002. Due to the Company’s net operating loss position, no tax benefit was provided for this additional liability. There was no change in the additional minimum liability during 2003 or 2004.

     Pension Plan Assets

      At October 31, 2004 and 2003, Pension Plan assets totaled approximately $284 and $261, respectively.

Allocation of Pension Plan Assets at October 31,

	Defined Benefit
	Pension Plan

	2004	2003

Cash and Cash Equivalents	—%	36%
Equity	94%	53%
Non-U.S. Equity	6%	11%

Total	100%	100%

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

      The Company has a cost reimbursement agreement with a shareholder of the Company. For the years ended December 31, 2004, 2003 and 2002, the Company was entitled to, and recorded as a reduction of business development expenses, reimbursement of approximately $17, $90 and $66, respectively. The cost reimbursement agreement will terminate effective August 11, 2005.

      For the years ended December 31, 2004, 2003 and 2002, 46%, 77% and 45%, respectively, of the Company’s revenue was from sales to Customer B, a related party.

      At December 31, 2004 and December 31, 2003 accounts payable due to related parties represent amounts due to a shareholder and an affiliate of a shareholder for reimbursable expenses, royalty payments and fees for services provided to the Company. Payments to the aforementioned related parties approximated $21 and $59 during 2004 and 2003, respectively.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      During the second quarter of 2004 the Company made a donation of approximately $8 to the Steadman Hawkins Foundation for orthopedic research. Dr. Steadman, a director and shareholder of the Company is a director of the Foundation.

(13)	STOCKHOLDERS’ EQUITY

      The Company’s capital structure was significantly impacted by the reverse merger and recapitalization of June 21, 2002 (see Note 16). The information contained in this note reflects the disclosures related to all shares, options and warrants outstanding at December 31, 2004 and 2003, and where applicable, historical information related to these securities and plans.

     Financing and Capital Transactions

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

      In connection with the Series C Stock financing, the Company issued to the purchasers of the Series C Stock, warrants to purchase an aggregate of up to 2,079,965 shares of its Common Stock. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that become exercisable is dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. In order for the warrants to become exercisable, there must be a subsequent equity financing at a price equal to or greater than $0.25 and less than $0.4481 per share. All of the warrants become exercisable if the subsequent equity financing price per share is greater than $0.25 and less than $0.40 and 50% of the warrants become exercisable if the subsequent equity financing price per share is equal to or greater than $0.40 but less than $0.4481. The warrants expire if a triggering event does not occur. A value of approximately $969 has been assigned to these warrants as of the closing dates of the Series C Stock, using the Black-Scholes valuation model, and assuming they become fully exercisable within the prescribed 18 month time frame. The values of these warrants are being carried in additional paid-in capital and as a reduction to the Series C Stock.

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

      Beginning on the 7th anniversary of the issuance and delivery of the Series C Stock, or September 2010, the Series C Stock shall be subject to redemption at the option of not less than a majority of the holders of the Series C Stock at a per share redemption price equal to the liquidation value of the Series C Stock at the time of redemption. The liquidation value will equal the purchase price of the Series C Stock plus any declared, but unpaid dividends and taking into account any stock splits or similar adjustments to the Series C Stock. If a request for redemption at the option of the Series C Stockholders is made, the Company shall redeem not less than all of the Series C Stock at the Redemption Price, pro-

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

rata among all of the holders of the Series C Stock, in one-third (1/3) increments on each of the 7th, 8th and 9th anniversaries of the issuance and delivery of the Series C Stock.

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

      The Company received notice from certain holders of the Series C Stock and Series A Stock, representing 35,549,814 shares, requesting that the Company register such shares pursuant to the terms of the Registration Rights Agreements. On July 14, 2004, the Company filed a registration statement (the “Registration Statement”) with the SEC on Form S-1 for registration of 47,624,409 shares of common stock to be sold at the election of the selling stockholders. The Registration Statement was declared effective with the SEC on July 23, 2004. The shares registered include common shares registered pursuant to the Registration Rights Agreements (issuable upon the conversion of certain shares of Series A Stock and Series C Stock) and all of the shares issued in the April Financing.

      During 2004 holders of 642,723 and 9,302,620 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. As a result of this conversion, $589 of unamortized issuance cost associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. The Common Stock issued upon conversion is included in the shares registered in July 2004.

     Stock Options

      The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, if the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

      The Company has an Employee Stock Option Plan (the Plan) that provides up to 9,450,000 options to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. At December 31, 2004, options for 6,463,121 shares were outstanding and options for 2,973,492 shares were available for grant under the Plan. The Company has reserved 9,450,000 shares of common stock for issuance under the Plan. During 2004 the Company granted options to purchase 341,117 shares at exercise prices ranging between $0.90 and $1.14, of which 50,000 options were below the market price of the Company’s stock on the grant date. During 2003 the Company granted

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

options to purchase 2,018,025 shares at an exercise price $0.45, of which 1,818,025 of the options were below the market price of the Company’s stock on the grant date. During 2002 the Company granted options to purchase 3,217,000 shares at an exercise price of $0.19 and 770,000 shares at an exercise price of $0.22.

      In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), which was amended and restated effective April 1, 2004. The Director Option Plan is administered by a Committee composed of the Chairman of the Company’s Board of Directors and such other employee members of the Board who may be selected by the Chairman. The timing of grants and exercise price of options granted under the Director Option Plan are at the discretion of the Committee. Vesting requirements expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. Aggregate grants under the Director Option Plan are limited to 2,500,000 shares subject to adjustment for stock splits and similar events. As of December 31, 2004, options for 1,822,480 shares were outstanding and 672,520 were available for grant. The Company has reserved 2,500,000 shares of common stock for issuance under the Director Option Plan. During 2004 the Company granted options to purchase 109,980 shares at an exercise price of $0.16 and options to purchase 450,000 shares at an exercise price of $1.09. All options issued during 2004 were below the market price of the Company’s stock on the day of the grant. During 2003, the Company granted options to purchase 1,250,000 shares at an exercise price of $0.45, of which 1,000,000 of the shares were below the market price of the stock on the day of the grant. The options vest over four years. During 2002 the Company granted options to purchase 5,000 common shares at exercise prices of $0.0825, which was considered to be equal to the fair market value at the date of grant.

      In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan) that provides up to 500,000 options to be issued to the Directors of the Company as amended. The exercise price of such options shall not be less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 2004, options for 100,400 shares were outstanding and 324,600 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 500,000 shares of common stock for issuance under the Director Supplemental Option Plan.

      At June 21, 2002 the Subsidiary had reserved the equivalent of 2,394,526 shares of the Company’s common stock for issuance under its 1991 Stock Option Plan (the Plan). The Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2004, 692,877 options for shares remain outstanding, which originated from the Plan and are fully exercisable.

      At June 21, 2002, the Subsidiary had reserved the equivalent of 1,649,700 shares of the Company’s common stock for issuance under its 1993 Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2004, 680,501 options for common stock of the Company remain outstanding, which originated from the Directors’ Plan and are fully exercisable.

      At June 21, 2002, the Subsidiary had reserved the equivalent of 4,674,150 shares of the Company’s common stock for issuance under its 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was closed

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2004, 3,538,999 options for common stock of the Company remain outstanding, which originated from the 1999 Plan and are fully exercisable.

      At June 21, 2002 the Subsidiary had reserved the equivalent of 2,852,161 shares of the Company’s common stock for issuance under two separate stock option plans for specified key employees. The Plans were closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2004, 2,357,251 options for common stock remain outstanding, which originated under these plans and are fully exercisable.

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

      In addition to the grants made pursuant to the forgoing plans, the Company has granted options to purchase 401,288 shares to certain non-employees. These options are included in the table below. At December 31, 2004 options for 329,259 shares are outstanding and fully exercisable at prices ranging from $2.00 to $13.00. If not exercised the options begin to expire in August 2004.

      A summary of activity under the Company’s stock option plans is as follows:

	Options Outstanding

			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share

Conversion of RBio December 31, 2001 to ReGen Options	6,230,210	$0.16 – $ 0.53	$0.49
ReGen balance at December 31, 2001	1,146,268	$0.08 – $13.00	$4.26
ReGen options granted	3,992,000	$0.08 – $ 0.22	$0.20
ReGen options canceled	(388,968)	$0.08 – $13.00	$2.24
RBio options granted	2,788,103	$0.13 – $ 0.53	$0.16
RBio options exercised	(824,850)	$ 0.13	$0.13
RBio options expired	(151,223)	$0.13 – $ 0.53	$0.35

Balance at December 31, 2002	12,791,540	$0.08 – $13.00	$0.63

Options canceled	(494,910)	$0.16 – $ 0.53	$0.37
Options granted	3,268,025	$ 0.45	$0.45

Balance at December 31, 2003	15,564,655	$0.08 – $13.00	$0.60
Options granted	901,097	$0.16 – $ 1.14	$0.91
Options canceled	(37,566)	$0.19 – $ 0.92	$0.45
Options exercised	(261,109)	$0.08 – $ 0.53	$0.30
Options expired	(182,189)	$0.16 – $ 4.29	$1.71

Balance at December 31, 2004	15,984,888	$0.08 – $13.00	$0.61

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      During 2004, the Company granted 901,097 stock options with a per share weighted average fair value of $1.06 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. During 2003, the Company granted 3,268,025 stock options with a per share weighted average fair value of $0.56 estimated in a similar manner. During 2002, the Company granted 6,780,103 stock options with a per share weighted average fair value of $0.36 estimated in a similar manner. Of the options granted in 2002, 1,562,055 shares are subject to accelerated vesting if certain performance criteria are met.

      The following table summarizes information about options at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Exercise	Average
		Contractual	Exercise		Contractual	Exercise
Price Per Share	Shares	Life in Years	Price	Shares	Life in Years	Price

$0.00 – $ 0.50	9,549,143	7.99	$0.27	5,874,057	7.53	$0.22
$0.51 – $ 1.00	5,575,974	4.84	$0.55	5,279,011	4.37	$0.53
$1.01 – $ 2.00	497,400	8.92	$1.12	105,350	7.22	$1.23
$2.01 – $13.00	362,371	1.69	$9.74	362,371	1.69	$9.74

	15,984,888			11,620,789

Warrants

      The Company has 349,653 outstanding warrants issued to stockholders in 1995 with an exercise price of $1.43 per share that expire in 2005; and 73,356 outstanding warrants issued to stockholders in 1995 with an exercise price of $8.18 per share that expire in 2005. These warrants are fully exercisable.

      In August 1997 and September 1997, the Subsidiary issued in connection with financings, warrants to purchase the equivalent of 249,388 shares of the Company’s common stock at $0.53 per share. In August 2002, these warrants were extended for an additional 5 years to expire in August 2007 and are fully exercisable. During 2004, 19,405 warrants were exercised.

      In conjunction with the 2000 Credit Agreement, the Subsidiary issued warrants to purchase the equivalent of 412,425 shares of the Company’s common stock at $1.64 per share. The warrants expire on August 7, 2005. These warrants can be exercised by the holder to the extent that the Holder’s ownership of the Company on a fully diluted basis does not exceed 19.9%. At December 31, 2004, the holder of the warrants owned approximately 7.6% of the Company on a fully diluted basis and the warrants were fully exercisable.

      In March 2001, the Company issued 1,000,000 warrants for common stock to the stockholders of MetaContent, Inc. at an exercise price of $0.50 per share. During 2003, 230,000 warrants were exercised. The remaining warrants expire March 19, 2006 and are fully exercisable.

      In connection with the 2001 and 2002 Bridge Loans, and subsequent Series G Convertible Preferred financing, entered into between the Subsidiary and certain of its shareholders, the Subsidiary issued the equivalent of 2,151,765 warrants for the Company’s common shares at an exercise price of $0.45 per share. During 2004 130,648 warrants were exercised, the remaining warrants expire June 21, 2007 and are fully exercisable.

      In September 2003, in connection with the private placement of its Series C Stock, the Company issued warrants to purchase 2,279,965 shares of common stock. See discussion under Convertible Preferred Stock Section.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      In October 2003, as consideration for advisory services, the Company issued warrants to purchase 500,000 shares of common stock to a stockholder of the Company at an exercise price of $0.45 per share. The warrants expire on October 1, 2008 and are fully exercisable. These warrants were issued for services provided before the grant date and as such, the 2003 results of operations include approximately $258 in compensation expense related to these warrants. The value of the warrants was computed using the Black-Scholes method, under the assumptions outlined earlier in Note 3.

(14)	INCOME TAXES

      The Company had differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current	$—	$—	$—
Deferred	(2,720)	(2,895)	(3,330)
Valuation allowance	2,720	2,895	3,330

	$—	$—	$—

      The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Tax at statutory rate	$(2,373)	$(2,006)	$(3,247)
State taxes	(365)	(637)	(403)
Permanent items	8	7	320
Other	10	(259)	—
Increase in valuation allowance	2,720	2,895	3,330

	$—	$—	$—

      The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$18,512	$15,794
Accrued expenses	135	135
Deferred compensation	1,987	1,970
Property, plant and equipment	370	385
Intangible assets	23	23
R&D credit carryforward	410	410

	21,437	18,717
Valuation allowances	(21,437)	(18,717)

	$—	$—

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

      The net operating loss carryforward as of December 31, 2004 and 2003 approximated $45.8 million and $39.1 million, respectively. The research and development tax credit as of December 31, 2004 and 2003 approximated $410. The federal and state net operating loss carryforwards will begin to expire in 2005, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and the Subsidiary, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

      A valuation allowance is required when it is more likely than not that a deferred tax asset will not be realized. As a result of evaluating all positive and negative evidence, a full valuation allowance has been established for the net deferred tax assets.

(15)	BASIC AND DILUTED LOSS PER SHARE

      Basic net loss attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares that would be issued upon conversion of preferred stock or debt instruments are not included in the calculation of weighted average number of common shares outstanding during the period due to the Company’s net operating loss position. Dividends on preferred stock are not added to the net loss attributable to common stockholders until such dividends are declared. Due to the Company’s net operating loss position, all options, warrants and contingently issuable shares are anti-dilutive. Therefore, dilutive and basic net loss attributable to common shareholders are the same.

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

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Dollars in thousands, except per share data)

(17)	SUBSEQUENT EVENTS

      Subsequent to December 31, 2004, 1,673,732 shares of Series C Preferred Stock were converted by their holders into an equal number of shares of common stock.

      On March 23, 2005, the Company formed ReGen Biologics AG, as a wholly-owned subsidiary in Appenzell, Switzerland to conduct the Company’s marketing and distribution activities in Europe. The financial statements of this subsidiary will be consolidated with the Company from the date of formation. Funding for this subsidiary’s activities will be provided by the Company on an as needed basis.

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

      Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Annual Report on the Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certification of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Office have concluded that, as of December 31, 2004, our Disclosure Controls and Procedures were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

      Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

      Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2005 Annual Meeting of Shareholders to be filed with the Securities & Exchange Commission, which we refer to as the Proxy Statement.

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

      (a)(1) Financial Statements

      See Item 8 of Part II of this Annual Report on Form 10-K.

      (a)(2) Financial Statement Schedules

      No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

      (a)(3) Exhibits

      The following Exhibits are filed herewith and made a part hereof:

Number		Description

2.1		Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)
2.2		Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3		Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4		Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5		Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1		Amended and Restated Certificate of Incorporation(5)
3.2		Certificate of Amendment to the Certificate of Incorporation(6)
3.3		Amended and Restated By-Laws(4)
3.4		Certificate of Amendment of the Amended and Restated Certificate of Incorporation(17)
4.1		Specimen Common Stock Certificate(7)
4.2		Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)
4	.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4	.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)
4.5		Registration Rights Agreement between the Company and the Investors listed therein(8)
4.6		Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)

Number		Description

4.7		Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)
4.8		Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(18)
4.9		Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)
4.10		Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)
4	.11*	Form of Nonqualified Director Stock Option Agreement(11)
4.12		Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)
4.13		Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)
4	.14*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)
4.15		Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(22)
4	.16*	Form of Incentive Stock Option Agreement(23)
4	.17*	Form of Nonqualified Director Supplemental Stock Option Agreement(23)
10	.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(13)
10.2		Form of Indemnification Agreement(4)
10.3		Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)
10	.4*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)
10.5		Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)
10.6		License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)
10.7		Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)
10.8		Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)
10	.9*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)
10.10		Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)
10	.11*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)
10.12		Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(22)
10.13		Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(24)
21.1		Subsidiaries of the Registrant (24)
23.1		Consent of Ernst & Young LLP(24)
31.1		Section 302 Certification from Gerald E. Bisbee, Jr., dated March 28, 2005(24)
31.2		Section 302 Certification from Brion Umidi, dated March 28, 2005(24)
32.1		Section 906 Certification from Gerald E. Bisbee, Jr., dated March 28, 2005(24)
32.2		Section 906 Certification from Brion Umidi, dated March 28, 2005(24)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/ A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/ A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/ A, filed on January 14, 2004 (File No. 333-110605).

(22)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(23)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(24)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2005.

REGEN BIOLOGICS, INC.

By:	/s/ GERALD E. BISBEE, JR., PH.D.

Gerald E. Bisbee, Jr. Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2005 by the following persons on behalf of the Registrant in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Gerald E. Bisbee, Jr., Ph.D and Brion D. Umidi as his attorney-in-fact and agent, with full power of substitution and re-substitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Capacity

/s/ GERALD E. BISBEE, JR., PH.D. Gerald E. Bisbee, Jr., Ph.D.	Chief Executive Officer, President, Secretary, Director and Chairman of the Board (Principal Executive Officer)

/s/ BRION D. UMIDI Brion D. Umidi	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ABHI ACHARYA, PH.D. Abhi Acharya, P.h.D	Director

/s/ ALAN W. BALDWIN Alan W. Baldwin	Director

/s/ ROBERT G. MCNEIL, PH.D. Robert G. McNeil, Ph.D.	Director

/s/ J. RICHARD STEADMAN, M.D J. Richard Steadman, M.D	Director

/s/ WILLIAM R. TIMKEN William R. Timken	Director