Form 10-Q
period 2005-03-31
REGEN BIOLOGICS INC
filed 2005-05-16
CIK 883697

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Title of Class

Common Stock $.01 par value per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     The number of outstanding shares of the registrant’s common stock as of April 30, 2005 was 53,396,717

REGEN BIOLOGICS, INC.

INDEX

		Page No.
PART I — Financial Information		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 (unaudited) and 2004 (unaudited), and the Period from December 21, 1989 to March 31, 2005 (unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to March 31, 2005 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (unaudited) and 2004 (unaudited) and the Period from December 21, 1989 (inception) to March 31, 2005 (unaudited)	15

	Notes to Condensed Consolidated Financial Statements (unaudited)	17

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39
Item 4.	Controls and Procedures	39

PART II — Other Information		40

Item 1.	Legal Proceedings	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults upon Senior Securities	40
Item 4.	Submission of Matters to a Vote of Security Holders	40
Item 5.	Other Information	40
Item 6.	Exhibits	40
Signatures		44
Certification

PART I — Financial Information

  Item 1. Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,206	$12,190
Trade receivables	66	7
Receivables from related party	25	37
Inventory	85	76
Prepaid expenses and other current assets	234	236

Total current assets	10,616	12,546
Property and equipment, net	119	55
Other assets	116	123

Total assets	$10,851	$12,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$454	$378
Accounts payable to related parties	21	7
Accrued expenses	455	639
Pension liability	163	163
Current portion of capital leases	16	7

Total current liabilities	1,109	1,194
Other liabilities	20	19
Long-term portion of capital leases	54	4
Long-term portion of notes payable to related party, including accrued interest of $1,140 and $1,094 as of March 31, 2005 and December 31, 2004, respectively	7,182	7,136

Total liabilities	8,365	8,353
Series A redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 14,655,628 shares at liquidation preference of $6,567 as of March 31, 2005 and December 31, 2004	6,567	6,567
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,269,801 shares at liquidation preference of $5,050 as of March 31, 2005 and 12,943,533 shares at liquidation preference of $5,800 as of December 31, 2004	4,409	5,033
Stockholders’ equity (deficit):
Common stock	534	517
Accumulated other comprehensive loss	—	(58)
Additional paid-in capital	52,520	51,750
Deficit accumulated during development stage	(61,544)	(59,438)

Total stockholders’ equity (deficit)	(8,490)	(7,229)

Total liabilities and stockholders’ equity (deficit)	$10,851	$12,724

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

			Period from
	Three Months Ended March 31,		December 21, 1989
			(Inception) to
	2005	2004	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)
Revenue:
Sales	$138	$95	$2,994
Royalties	17	12	201
Grant and other revenue	—	—	433

Total revenue	155	107	3,628
Expenses:
Costs of goods sold	224	59	3,526
Research and development	904	785	32,027
Business development, general and administrative	889	807	17,635
Recognition of expense for the minimum pension liability component of accumulated other comprehensive loss upon termination of defined benefit pension plan	58	—	58
Stock-based compensation	65	119	6,649

Total expenses	2,140	1,770	59,895
Operating loss	(1,985)	(1,663)	(56,267)
Merger cost	—	—	(515)
Interest and other income	57	9	1,429
Rental income	78	79	1,975
Rent expense	(77)	(78)	(1,837)
Interest and other expense	(53)	(29)	(3,149)
License fees	—	—	2,050

Net loss	$(1,980)	$(1,682)	$(56,313)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(126)	(52)	(5,231)

Net loss attributable to common stockholders	$(2,106)	$(1,734)	$(61,544)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.06)	$(3.06)

Weighted average number of shares used for calculation of net loss per share	53,238	29,322	20,126

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2005 (unaudited)
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

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders’
			Paid-In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)
	Shares	Amount
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990	1,400,000	$1	$44	—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991	700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44	—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29	—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992	—	—	—	—	(2,476)		(2,476)
Balance at December 31, 1992	2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29	—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993	200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant	5,000	—	1	—	—		1
Net loss	—	—	—	—	(1,342)		(1,342)
Balance at December 31, 1993	2,105,200	1	6,828	—	(3,818)		3,012
Net loss	—	—	—	—	(1,463)		(1,463)
Balance at December 31, 1994	2,105,200	1	6,828	—	(5,281)		1,549
Net loss	—	—	—	—	(1,959)		(1,959)
Balance at December 31, 1995	2,105,200	$1	$6,828	—	$(7,240)		$(410)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2005 (unaudited)
(In thousands, except share and per share data)

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

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders’
			Paid-In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)
	Shares	Amount
Balance at December 31, 1995 (brought forward)	2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536	—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996	163,333	—	43	—	—		43
Net loss	—	—	—	—	(1,931)		(1,931)
Balance at December 31, 1996	2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53	—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997	32,111	—	5	—	—		5
Net loss	—	—	—	—	(3,868)		(3,868)
Balance at December 31, 1997	2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively	159,879	—	108	—	—		108
Compensation expense associated with stock option modifications	—	—	56	—	—		56
Net loss	—	—	—	—	(3,815)		(3,815)
Balance at December 31, 1998	2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999	42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash	—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants	—	—	3,436	(3,247)	—		189
Net loss	—	—	—	—	(5,458)		(5,458)
Balance at December 31, 1999	2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2005 (unaudited)
(In thousands, except share and per share data)

Stockholders’ Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Stock		Series C		Stock		Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 1999 (brought forward)					4,481,835	$1
Compensation expense associated with stock option grants in prior year					—	—
Compensation expense associated with stock option grants in current year					—	—
Stock options cancelled during 2000					—	—
Net loss					—	—
Balance at December 31, 2000					4,481,835	1
Exercise of common stock options at $.10 per share in 2001					—	—
Exercise of common stock options at $1.45 per share in 2001					—	—
Compensation expense associated with stock option grants in prior years					—	—
Compensation expense associated with stock option grants in current year					—	—
Stock options cancelled during 2001					—	—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—
Net loss					—	—
Balance at December 31, 2001					4,481,835	$1

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders’
			Paid-In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)
	Shares	Amount

Balance at December 31, 1999 (brought forward)	2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year	—	—	—	738	—		738
Compensation expense associated with stock option grants in current year	—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000	—	—	(1,089)	1,089	—		—
Net loss	—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000	2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001	25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001	125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years	—	—	—	935	—		935
Compensation expense associated with stock option grants in current year	—	—	1,010	(833)	—		177
Stock options cancelled during 2001	—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001	—	—	228	(131)	—		97
Net loss	—	—	—	—	(4,330)		(4,330)
Balance at December 31, 2001	2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

     See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.

(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2005 (unaudited)
(In thousands, except share and per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Stock		Stock		Stock		Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001 (brought forward)					4,481,835	$1
Issuance of Common Stock
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1
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

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders’
			Paid-In	Stock	Development	Comprehensive	Equity
	Common Stock		Capital	Compensation	Stage	Loss	(Deficit)
	Shares	Amount
Balance at December 31, 2001 (brought forward)	2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock	301,930	1	104				105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138			6,716				6,717
Deferred stock compensation associated with stock option grants in 2002			370	(370)
Compensation expense associated with stock options outstanding				452			452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing			657				657
Valuation of beneficial conversion associated with bridge financing			843				843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger				2,848			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value			(6,854)				(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	297,146	3	(122)
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock	(2,829,974)	(1)	1
Issuance of Company Common Stock	7,781,018	78	(78)
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	8,966,966	89	2,678				2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	12,025,656	120
Minimum Pension Liability Adjustment						$(58)
Net loss					(9,951)
Net loss and comprehensive loss							(10,009)
Balance at December 31, 2002	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding			405				405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			97				97
Issuance of Common Stock warrants to Series C Stockholders			969				969
Valuation of beneficial conversion associated with Series C Stock financing			4,292				4,292
Accretion of beneficial conversion associated with Series C Stock financing					(4,292)		(4,292)
Issuance of Common Stock — warrants exercised	230,000	2	113				115
Accretion of Series C Stock issuance costs					(51)		(51)
Net loss and comprehensive loss					(5,730)		(5,730)
Balance at December 31, 2003	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to March 31, 2005 (unaudited)
(In thousands, except share and per share data)

					Stockholders’ Equity (Deficit)
	Series A		Series C
	Redeemable		Redeemable		Series A - F		Series B
	Convertible		Convertible		Convertible		Convertible
	Preferred		Preferred		Preferred		Preferred
	Stock		Stock		Stock		Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—
Compensation expense associated with stock options outstanding
Accretion of Series C Stock issuance cost				173
Recognition of Series C Stock issuance cost upon conversion				589
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury
Issuance of Common Stock — options exercised
Issuance of Common Stock — common stock offering
Conversion of Series A Stock to Common Stock	(642,723)	(288)
Conversion of Series C Stock to Common Stock			(9,302,620)	(4,168)
Net loss and comprehensive loss
Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—
Stock-based compensation expense
Accretion of Series C Stock issuance cost				28
Recognition of Series C Stock issuance cost upon conversion				98
Conversion of Series C Stock to Common Stock			(1,673,732)	(750)
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan
Net loss
Net loss and comprehensive loss

Balance at March 31, 2005 (unaudited)	14,655,628	$6,567	11,269,801	$4,409	—	$—	—	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Stockholders’ Equity (Deficit)
					Deficit
					Accumulated	Accumulated	Total
			Additional	Deferred	During	Other	Stockholders’
	Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding			264				264
Accretion of Series C Stock issuance costs					(173)		(173)
Recognition of Series C Stock issuance costs upon conversion					(589)		(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	141,152	1	58				59
Issuance of Common Stock — options exercised	261,109	3	77				80
Issuance of Common Stock — common stock offering	12,074,595	121	9,745				9,866
Conversion of Series A Stock to Common Stock	642,723	6	282				288
Conversion of Series C Stock to Common Stock	9,302,620	93	4,075				4,168
Net loss and comprehensive loss					(6,781)		(6,781)
Balance at December 31, 2004	51,722,985	517	51,750	—	(59,438)	(58)	(7,229)
Stock-based compensation expense			37				37
Accretion of Series C Stock issuance costs					(28)		(28)
Recognition of Series C Stock issuance costs upon conversion					(98)		(98)
Conversion of Series C Stock to Common Stock	1,673,732	17	733				750
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan						58
Net loss					(1,980)
Net loss and comprehensive loss							(1,922)

Balance at March 31, 2005 (unaudited)	53,396,717	$534	$52,520	$—	$(61,544)	$—	$(8,490)

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

			Period from
			December 21, 1989
	Three Months Ended March 31,		(Inception) to
	2005	2004	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net loss	$(1,980)	$(1,682)	$(56,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	65	119	6,649
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	8	28	2,187
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability component of accumulated other comprehensive loss upon termination of defined benefit pension plan	58	—	58
Exchange loss	4	—	4
Changes in operating assets and liabilities:
Other current assets and receivables	(72)	(51)	(236)
Inventory	(9)	(16)	(85)
Other assets	7	7	(66)
Accounts payable and accrued expenses	(48)	118	1,957
Other liabilities	1	9	39

Net cash used in operating activities	(1,966)	(1,468)	(44,297)

Investing Activities
Purchases of property and equipment	(11)	(5)	(2,013)
Changes in short-term investments	—	—	2,945

Net cash provided by (used in) investing activities	(11)	(5)	932

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock	—	31	10,420
Repayment of capital lease obligations	(3)	(1)	(126)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	(3)	30	53,574

Effect of exchange rate changes on cash	(4)	—	(4)

Net increase (decrease) in cash	(1,984)	(1,443)	10,205
Cash and cash equivalents at beginning of period	12,190	8,323	1

Cash and cash equivalents at end of period	$10,206	$6,880	$10,206

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	61	4	194
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series A Preferred Stock	—	—	288
Warrants exercised, cashless transaction	—	—	10
Conversion of Series C Preferred Stock	750	—	4,918
Cash disclosure:
Cash paid for interest	2	—	318

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(Dollars in thousands, except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of ReGen Biologics, Inc (“ReGen” or the “Company”) include accounts of the Company and its wholly-owned subsidiaries, RBio, Inc. and ReGen Biologics AG. Intercompany transactions and balances are eliminated in consolidation.

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

          For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2004.

          ReGen currently operates in one business segment, an orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.

     Reclassifications

          Certain prior year and inception to March 31, 2005 balances have been reclassified to conform to the current period’s presentation.

     Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified cash held in a money market account and sweep account as cash equivalents. The Company held cash equivalents of $8,963 and $11,009 in money market accounts and $336 and $680 in a sweep account as of March 31, 2005 and December 31, 2004, respectively.

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

Inventory consists of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Raw material	$39	$29
Work in process	26	10
Finished goods	20	37

	$85	$76

          Inventory was adjusted down $126 and $30 as of March 31, 2005 and December 31, 2004, respectively, to reflect values at the lower of cost or market. At March 31, 2005, and December 31, 2004, 27% and 12%, respectively, of total inventory is valued at below the Company’s cost. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

     Accrued Expenses

          Accrued expenses consist of the following:

	March 31,	December 31,
	2005	2004
	(In thousands)
Accrued professional fees	$250	$313
Accrued wages and vacation	60	210
Accrued printing cost	94	52
Other accrued cost	51	64

	$455	$639

     Defined Benefit Plan

          The Company previously sponsored a defined benefit pension plan (“Pension Plan”) covering all former employees of National Health Advisors, a former subsidiary of the Company acquired in 1997. The Pension Plan was amended to freeze benefit accruals and the entry of new participants effective October 31, 1997. The sale of the Company’s APACHE business in 2001 resulted in the termination of all remaining participants in the Pension Plan.

          The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it had elected to terminate this pension plan effective March 31, 2005. At the termination date, the Company recognized as expense $58 which was the minimum pension liability component of accumulated other comprehensive loss. During 2005, the Company expects to make a cash contribution from its existing cash resources to fully fund all benefits. The amount of the cash contribution, which the Company expects to approximate the accrued pension liability of $163 at March 31, 2005, will be determined by the Pension Plan’s actuaries as of the date of termination and is dependent upon the actual performance of the plan assets through the termination date. Other pension expense during the three month periods ending March 31, 2005 and 2004 was not material.

     Foreign Currency Transactions

          The Company has determined the functional currency of its Swiss subsidiary to be the U.S. dollar (USD). The Swiss subsidiary’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures the Swiss subsidiary’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Exchange gains and losses from intercompany transactions of a long-term investment nature are reported in other comprehensive income. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the Swiss subsidiary’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the three months ended March 31, 2005, approximated $5. Before 2005 the Company had no foreign currency transaction gains or losses.

     Rental Activities

          The Company subleases space in one of its facilities to an unrelated third party. Rental income and expense associated with this sublease are recorded below operating loss. Rental expense includes an allocation of building related expenses based on the ratio of subleased space to total space.

     Basic and Diluted Loss Per Share

          Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares that would be issued upon conversion of preferred stock or debt instruments are not included in the calculation of weighted average number of common shares outstanding during the period due to the Company’s net operating loss position. Dividends on preferred stock are not added to the net loss attributable to common stockholders until such dividends are declared. Due to the Company’s net operating loss position, all options, warrants and contingently issuable shares are antidilutive. Therefore, dilutive and basic net loss attributable to common shareholders are the same.

     Stock Based Compensation

          The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees, for options and warrants issued in connection with certain financing and equity transactions, and for common stock to be issued to a vendor in consideration for consulting services. Expense recognized for nonemployee options and for warrants issued in connection with equity transactions is measured based on management’s estimate of fair value and recognized on an accelerated basis over the respective vesting period. Fair value is calculated using the Black-Scholes method with the following assumptions at the date of measurement: risk-free interest rate, dividend yield, expected lives and expected volatility.

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

	Three Months Ended
	March 31,
	2005	2004
Net loss attributable to common stockholders, as reported	$(2,106)	$(1,734)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	35	113
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(191)	(253)

Pro forma net loss attributable to common stockholders	$(2,262)	$(1,874)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.04)	$(0.06)
Basic and diluted — pro forma	$(0.04)	$(0.06)
Shares	53,238	29,322

     Accounting Principles Issued But Not Yet Adopted

          On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          In April 2005, the SEC delayed the effective date for Statement 123(R) to the beginning of any annual period after June 15, 2005 so that Statement 123(R) will be effective for us beginning on January 1, 2006.

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

          As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants with exercise prices equal to or greater than the fair value of the underlying stock at the grant date. Accordingly, the adoption of Statement 123(R)‘s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard using the same methods and assumptions as those used in the pro-forma disclosure required by Statement 123, would have approximated the impact of Statement 123 as disclosed above. Upon adoption of SFAS No 123(R), the Company may select a different valuation method and different assumptions which could have a significant impact on the amount of expense recognized. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), previously the Company has not recognized operating cash flows for such excess tax deductions.

          In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of Statement 151 for inventory costs incurred beginning January 1, 2006. The Company is currently evaluating what effects, if any, adoption of the provisions of Statement 151 will have on the consolidated financial statements.

     (2) CONCENTRATIONS OF RISK

          The Company currently has two principal customers, which market and sell the Company’s two current products. Linvatec has a license to sell the Sharp Shooter product. The Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”), which is also a shareholder of the Company, has, pursuant to a distribution agreement, a non-exclusive license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. The distributorship agreement with Centerpulse will terminate effective August 11, 2005, at which time ReGen will have exclusive worldwide rights to market the CMI. Effective March 23, 2005, the Company has formed a Swiss subsidiary, ReGen Biologics AG, to conduct its marketing and distribution activities in Europe.

          Concentrations of receivables and revenue by customer as of and for the periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended		Year ended
	March 31,		December 31,
	2005	2004	2004
Receivables:
Trade (Linvatec)	72%	99%	16%
Related party (Centerpulse)	28%	1%	84%
Sales revenue:
Linvatec	80%	97%	54%
Centerpulse	20%	3%	46%
Royalties:
Linvatec	100%	100%	100%

          In several cases the Company relies on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

          At March 31, 2005, less than 1% of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 6% of accrued expenses related to unsettled obligations denominated in CHF. For the three month period ended March 31, 2005, 3% of the Company’s expenses resulted from transactions denominated in CHF. Before 2005 the Company did not have cash and cash equivalents balances held in foreign currency or material transactions denominated in foreign currency.

     (3) RELATED PARTY TRANSACTIONS

          At March 31, 2005 and December 31, 2004, accounts payable due to related parties includes amounts due to a shareholder for reimbursable expenses. The March 31, 2005 balance also includes royalties due to an individual who is a shareholder and director.

     (4) CAPITAL TRANSACTIONS

          In the first quarter of 2005, holders of 1,673,732 shares of Series C Redeemable Convertible Preferred Stock exercised their right to convert their shares to an equal number of shares of common stock. As a result of this conversion, during the first quarter of 2005, $98 of unamortized issuance costs associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. The Common Stock issued upon conversion is included in the shares registered in July 2004.

     (5) COMMITMENTS AND CONTINGENCIES

          From time to time the Company may be a defendant to lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subject it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.

          The Company’s operations are under rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. In the second quarter of 2005 the FDA initiated an inspection, or audit, of the Company’s records relating to the CMI clinical trial. At the conclusion of such audits, the FDA generally issues a notice listing the investigators’ observations or, in some cases, the FDA may issue a more formal “warning letter.” Responding to FDA inquiries and providing the FDA with information is time consuming for management and could cause a delay in the submission of our PMA to the FDA. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of our PMA for the CMI, enforcement actions, injunctions, and criminal prosecution.

     (6) SUBSEQUENT EVENTS

          Subsequent to March 31, 2005, the Company’s Board of Directors and stockholders authorized an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 130,000,000 to 165,000,000 shares and approved a 1 for 7 reverse stock split of the Company’s issued and outstanding common stock. The reverse split may be effected at the Board’s discretion during a period of up to six months after May 13, 2005.

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

Business

     We are a development stage orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. Our primary product, the Collagen Meniscus Implant, or CMI, is an implant designed to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee. A damaged meniscus is frequently treated with an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the patient from further degeneration or injury.

     Currently we are not aware of any other product that has been cleared for sale outside the U.S. or has entered pivotal human clinical trials in the U.S. with the potential to facilitate the growth of new tissue in the space created when meniscus tissue is removed through a partial meniscectomy procedure.

     ReGen is conducting a Multicenter Pivotal Clinical Trial (the “MCT”). The MCT is a two-arm, controlled, and randomized study comparing the CMI to the current standard of care, the partial meniscectomy. Initially, 288 patients were enrolled in the trial. At the request of surgeons participating in the trial, additional patients were added resulting in a total of 313 patients enrolled in the trial. The study was randomized on a one-to-one basis at each of the centers participating in the MCT, resulting in a total of 162 patients receiving the CMI. One arm of the trial consists of patients with no prior surgery to the meniscus (the “acute” patients) and the other arm consists of patients with one to three prior surgeries to the involved meniscus (the “chronic” patients).

     In November 2002, we completed the required enrollment and surgeries in the large-scale clinical trial of the CMI. The additional 25 patients were enrolled and surgeries completed by early 2003. All patients included in the trial are expected to complete two years of follow-up prior to ReGen’s submission of the results in its Pre-market Approval application, or PMA, to the FDA. In July 2004, we submitted the manufacturing module, the first of three modules, of the PMA for the CMI. In the second quarter of 2005, the two-year clinical follow-up exams were completed on the last of the patients in the MCT. We expect to complete our submission of the PMA to the FDA in the second half of 2005, with submission of the clinical module, the third and final module of the PMA for the CMI.

     The MCT is comprised of two separate protocols, one for acute patients and one for chronic patients. Both clinical protocols for the CMI specify a composite analysis of multiple endpoints. In particular, there are three primary endpoints for the clinical trial of the CMI: i) pain; ii) function; and iii) patient self-assessment (i.e. the patient’s self assessment of “the condition of the knee”). There are three secondary endpoints for the CMI trial: i) tissue growth; ii) histology; and iii) radiology. In each of these sets of three endpoints, success is defined as superiority in two out of three of the endpoints. There is an additional endpoint, activity level, measured by the Tegner Score, that has a specific success criteria specified in the protocol. This endpoint is defined to include an analysis of the pre-injury, pre-operative and post-operative activity levels measured by the Tegner Index, which measures the return of activity lost due to the patient’s injury. There are a number of other variables provided for in the MCT protocols, including patient satisfaction.

     Our preliminary data analysis is based on a review of data from approximately 70% of the patients, all of whom have completed their two-year follow-up exam. Based on preliminary results of the MCT, the greatest measured benefits from implantation of the CMI to the patient at the two-year follow-up examination are seen in the chronic patients. For acute patients, who generally have a smaller amount of meniscus loss, as we expected, preliminary observations demonstrate that, for most of the endpoints, the results of implantation of the CMI were approximately equivalent at the two-year follow-up examination to the results for patients in the control group. While data analysis on the patients is ongoing, preliminary observations on the chronic patients indicate that for certain endpoints the results have been superior to the results for patients in the control group, while for other endpoints the results have been approximately equivalent to the results for patients in the control group. In no cases have the results been worse than the results for patients in the control group.

     Although the preliminary results of the MCT do not match all of the endpoints in the clinical protocol, we are encouraged by these preliminary observations. We have seen positive results in tissue growth, the primary goal of the CMI. We believe that the tissue growth may delay future degenerative problems in the knee. Positive results in activity level mean that patients are better able to return to their pre-injury lifestyles. Finally, the preliminary results indicate that the CMI is safe and that patient satisfaction levels are higher with the MCT than the control group. We will continue to evaluate data as the remaining results of the two-year follow-up examinations become available.

     The preliminary observations presented above are for informational purposes only and should not be construed as providing conclusive evidence regarding the results to be expected from the clinical trials. We are continuing to analyze the data in order to more completely interpret the preliminary observations. The preliminary observations presented above are not in any way indicative of the likelihood for FDA approval of the CMI. The FDA has not yet approved the CMI and there is no guarantee that we will obtain such approval.

     If we were to obtain FDA approval, we believe the following trends may be relevant to the sales of the CMI in the U.S. The number of partial meniscectomy procedures is expected to grow by approximately 5% per year for the foreseeable future due to the aging population, the growing proportion of “weekend warriors” and the lack of viable alternatives. The number of patients that would be eligible for a medial CMI implant in the U.S., if the CMI were approved by the FDA, is expected to increase to approximately 40% of all partial meniscectomy procedures, or approximately 500,000 patients, by 2011. We estimate that, based on the expected average sales price of the CMI in the U.S. if the CMI had been approved by the FDA, the U.S. market for the medial CMI in 2004 would have been approximately $1.2 billion, and is expected to increase to approximately $1.8 billion by 2011 if the CMI is approved by the FDA. This estimate is based on an assumed average reimbursed sales price of $3,500 for the CMI, and does not include surgeon and other facility costs. Sales of the CMI in the U.S. will not occur until it has been approved for sale in the U.S. by the FDA.

     In addition to FDA approval of the CMI, in order to achieve positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including, but not limited to, gaining reimbursement for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products, if developed and approved. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to obtain an attractive reimbursement level, obtain it in any given time frame, or adequately address other operating issues.

     Although the CMI is cleared for sale and distributed in Europe, Australia and certain other countries, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for FDA approval. We now distribute the CMI outside the U.S. on a non-exclusive basis pursuant to a distributorship agreement with the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”). The primary business of Centerpulse is the development, production and marketing of joint replacement products for the knee, hip and other joints. We do not believe that Centerpulse has committed the necessary resources to building a marketing and sales initiative for sports medicine products in general or the CMI in particular. Pursuant to the distributorship agreement, Centerpulse was the exclusive distributor of the CMI outside the U.S. as long as certain minimum sales were realized. Because Centerpulse failed to satisfy certain minimum sales obligations, in 2004 we elected to exercise our right to amend the agreement to make the distribution rights to the CMI nonexclusive. This election took effect as of April 17, 2004. We have received notice from Centerpulse of its intent to terminate the distributorship agreement, effective August 11, 2005. The distributorship agreement permits termination by Centerpulse at any time upon six months’ prior written notice to us. The distributorship agreement also contains cost reimbursement provisions whereby Centerpulse is obligated to reimburse the Company for certain expenses and a non-compete by which each party agreed not to conduct or participate in research, development, distribution or commercialization of any collagen-based meniscus implant competing with the CMI, except jointly as set forth in the agreement. The cost reimbursement agreement will also terminate effective August 11, 2005.

     Upon termination of the distributorship agreement with Centerpulse, effective August 11, 2005, ReGen will have exclusive worldwide rights to market the CMI. Effective March 23, 2005, we have created a Swiss subsidiary to conduct our European distribution activities through local market distributors and a limited number of employees.

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

     Our long-term strategy is to capitalize on our proven collagen scaffold technology by continuing to design, develop, manufacture, and market our own products, as well as partner with key market leaders to develop and market products in other targeted therapeutic areas. There can be no assurance that we will successfully implement all or any of these strategies.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. For further discussion of our accounting policies see Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited).

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

REVENUE. Our revenue for the three months ended March 31, 2005 was $155 compared with $107 for the same period in 2004 an increase of approximately $48 or 45%, resulting from higher SharpShooter sales to our distributors and related royalties.

We had no CMI sales in either of the three month periods ended March 31, 2005 or 2004. Shipments of the CMI to Centerpulse, our distributor of the CMI outside the U.S., and therefore our revenue have been historically inconsistent. Effective April 17, 2004, we elected to convert our distributorship agreement with Centerpulse to non-exclusive and in February 2005, Centerpulse notified us of their intention to terminate the distributorship agreement effective August 11, 2005. We do not anticipate future shipments of the CMI to Centerpulse after the first quarter of 2005. Therefore, until new distribution channels are established, we do not expect to earn future revenue from CMI sales. Upon termination of our distribution relationship with Centerpulse we will have exclusive worldwide rights to market the CMI and we have created a Swiss subsidiary to conduct our European marketing and distribution activities.

SharpShooter sales in the three months ended March 31, 2005 approximated $138 compared with $95 for the same period in 2004, an increase of $43 or 45%. The first quarter 2005 increase in Sharp Shooter sales is partially due to backorders from the fourth quarter of 2004. Fourth quarter 2004 SharpShooter sales approximated $29 compared to average sales of approximately $89 per quarter and $87 per quarter for the first three quarters of 2004 and for the period from January 1, 2004 through March 31, 2005, respectively. SharpShooter sales to Centerpulse for the period ended March 31, 2005 were $28 compared to $3 for the same period in 2004, an increase of $25 or 833%. In connection with termination of the Centerpulse distributorship agreement we do not anticipate significant future shipments of SharpShooter products to Centerpulse after the first quarter of 2005. For the period ended March 31, 2005, SharpShooter sales to Linvatec, our primary distributor for the SharpShooter, approximated $110 compared to $92 for the same period in 2004, an increase of $18 or 20%. SharpShooter sales to Linvatec accounted for approximately 80% of total SharpShooter sales for the three months ended March 31, 2005 and 97% for the same period in 2004.

Royalties received from Linvatec for the three months ended March 31, 2005 approximated $17 compared with $12 in the same period 2004, an increase of $5 or 42%.

COST OF GOODS SOLD. For the three months ended March 31, 2005 cost of goods sold approximated $224, of which $98 related to SharpShooter units sold compared with $59 for SharpShooter units sold in the same period in 2004, an increase of $39, or 66%. The remaining $126 of first quarter 2005 cost of goods sold results from the write-down to net realizable value of CMI units produced during the period and included in work-in-process inventory at March 31, 2005. The percentage of inventory valued at below the Company’s cost at March 31, 2005 and December 31, 2004, was 27% and 12%, respectively. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2005 approximated $904 compared with $785 for the same period in 2004, an increase of approximately $119, or 15%. The increase primarily results from (i) $40 increased salaries and benefits related to new hires and planned wage increases; (ii) $165 higher consulting, legal, and other professional fees related to our PMA submission to the FDA for the CMI; (iii) $16 increase in costs related to the CMI clinical trial; partially offset by (iv) $103 reduction of development costs related to a lower proportion of CMI units produced for development purposes versus those produced for commercial resale during the three months ended March 31, 2005 as compared with the same period in 2004. Management expects continued higher levels of spending for professional fees through 2005 as we prepare our PMA for submission to the FDA.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses approximated $889 for the three months ended March 31, 2005 compared with $807 for the same period in 2004, an increase of approximately $82, or 10%, resulting primarily from (i) $104 increased consulting fees for marketing and distribution associated with establishing our Swiss subsidiary and with preparation of marketing plans for Europe and the U.S.; (ii) $43 increase in salary and benefits related to new hires and planned wage increases; partially offset by (iii) $69 decrease in professional fees, primarily for legal, accounting, and printing charges incurred in 2004 associated with preparation and filing of a registration statement with the Securities and Exchange Commission on Form S-1.

RECOGNITION OF EXPENSE FOR THE MINIMUM PENSION LIABILITY. We previously disclosed in our financial statements for the year ended December 31, 2004, that we had elected to terminate, effective March 31, 2005, a defined benefit pension plan covering former employees of a former subsidiary. At the termination date we recognized as expense the minimum pension liability component of accumulated other comprehensive loss.

STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense for the three months ended March 31, 2005 approximated $65, compared to $119 for the same period in 2004 and included $31 for non-employees and $34 for employees for the three months ended March 31, 2005 compared with $6 for non-employees and $113 for employees for the same period in 2004. In addition to compensation expense associated with stock options and warrants, stock-based compensation expense for the first quarter of 2005 includes $26 associated with common stock to be issued to a vendor for consulting services.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $57 for the three months ended March 31, 2005 compared with $9 for the same period in 2004, an increase of approximately $48, related to higher balances of cash and cash equivalents during 2005. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $1 for each of the three month ended March 31, 2005 and 2004. Interest and other expense for the three months ended March 31, 2005 approximated $53 compared with $29 for the same period in 2004, an increase of approximately $24, primarily due to (i) $19 increase resulting from higher interest rates and compounding of interest and (ii) $5 increase related to foreign currency transaction losses.

Liquidity and Capital Resources

     Cash and cash equivalents were approximately $10,206 as of March 31, 2005 compared with approximately $12,190 as of December 31, 2004. The decrease in cash and cash equivalents is a result of cash used to support our normal operations, for equipment purchases, and for repayment of capital lease obligations.

     During the first quarter of 2005 we formed a Swiss subsidiary to conduct our European marketing and distribution activities. At March 31, 2005 less than 1% of our cash and cash equivalents balance is held in Swiss francs. The effect on our first quarter 2005 financial statements of remeasurement of the accounts of our Swiss subsidiary is immaterial.

     Cash used in operating activities of approximately $1,966 resulted from the net loss of $1,980, adjusted to account for a net increase in accounts receivables, inventory and other assets of approximately $74, a net decrease in accounts payable, accrued expenses and other liabilities of $47 together with an increase of $135 for non-cash items, including depreciation, stock-based compensation, recognition as expense of the minimum pension liability component of accumulated other comprehensive loss upon termination of the defined benefit pension plan and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

     During the three months ended March 31, 2005, we used approximately $11 to invest in property and equipment and approximately $3 for the repayment of capital lease obligations.

     Through March 31, 2005, we have incurred cumulative net losses of approximately $56,313 and used approximately $44,297 in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive FDA approval for our CMI product and we are able to market the CMI product in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if approved by the FDA, marketing and distribution of the CMI in the U.S., as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, current spending rates, and expected costs associated with development of a distribution network in Europe, management believes we have adequate cash on hand to support ongoing operations through the first quarter of 2006. Our estimate may change, however, based on decisions with respect to our clinical trials related to the CMI and other developments in our business. We anticipate that additional equity capital will be required to support ongoing operations, including continuation of our marketing and distribution activities in Europe, beyond the first quarter of 2006; to further develop our tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if approved by the FDA, launch of the CMI in the U.S.

     We continue to sponsor a defined benefit pension plan for certain former employees of a former subsidiary. This pension plan was frozen and closed to new participants in October of 1997. Pension expense for 2004 was comprised principally of interest on the accrued pension liability. At March 31, 2005 and December 31, 2004, the pension plan had an unfunded liability of approximately $163. In December of 2004 we elected to terminate this pension plan effective March 31, 2005. During 2005 we expect to make a cash contribution from our existing cash resources to fully fund all benefits. The amount of the cash contribution, which we expect to approximate the accrued pension liability of $163, will be determined by the plan’s actuaries as of the termination date and is dependent upon the actual performance of the plan’s assets through the termination date. The actuaries have not yet completed their calculation of the funded status of the plan as of the termination date. At the termination date, March 31, 2005, we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58.

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

     The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of March 31, 2005, we had an inception to date net loss of approximately $56.3 million, and total stockholders’ deficit of approximately $8.5 million. Historically, our net sales have varied significantly. We will need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless the CMI is approved by the FDA and becomes commercially available in the U.S. We do not expect to submit the third and final, clinical, module of the PMA for the CMI until the second half of 2005 and would be unlikely to receive approval, if at all, until late 2006, at the earliest. Should the FDA approve the CMI for sale in the U.S., sales of the CMI in the U.S. are not expected to occur until, at the earliest, the first quarter of 2007. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue operations at current levels, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

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

     As of March 31, 2005, our debt was approximately $7.3 million, of which $16 was the current portion of capital lease obligations. This level of debt could have important consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this significant amount of debt:

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

     The U.S. Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities rigorously regulate the medical devices we manufacture and market. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, we could face criminal sanctions or closure of our manufacturing facility. The process of obtaining regulatory approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such approvals will be granted on a timely basis, if at all. An ongoing risk exists that the FDA’s policies, both formal and informal, may change, or be applied in new ways, or that additional government regulations may be enacted which could prevent or delay regulatory approval of potential products. In addition, recent safety issues related to certain FDA approved products already on the market may have increased the FDA’s scrutiny of safety concerns and has caused the FDA to heighten its scrutiny of clinical trial data submitted in support of PMA applications. As a result the Company’s ongoing and future clinical studies may receive increased scrutiny which could adversely affect our ability to obtain approval of the CMI. In particular, the FDA has not yet approved the CMI and there is no guarantee that we will obtain such approval. There is no assurance that our management and administration of the clinical trials, the strength of the clinical outcomes, patient compliance and surgeon documentation will be sufficient to meet the stringent demands necessary for FDA approval. Sales of the CMI in the U.S. will not occur until it has been approved for sale in the U.S. by the FDA. FDA approval of the CMI is dependent, in part, on its review of the results of the two-year clinical follow-up data for patients who are enrolled in the Multicenter Pivotal Clinical Trial. In the second quarter of 2005, the two-year clinical follow-up exams were completed on the last of the patients in the MCT. FDA approval, if received, is not expected until, at the earliest, late 2006.

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

     Moreover, foreign governmental authorities have become increasingly stringent and we may be subject to more rigorous regulation by such authorities in the future. Any inability or failure of our foreign independent distributors to comply with the varying regulations or new regulations could restrict such distributors’ ability to sell our products internationally and this could adversely affect our business. All products and manufacturing facilities are subject to continual review and periodic inspection by regulatory agencies. Following these periodic inspections, or audits, the FDA may issue a Form 483 notice of inspection observations or, in some cases, a more formal “warning letter” that could cause us to modify certain activities identified during the inspection. A Form 483 notice is generally issued at the conclusion of an FDA inspection and lists conditions the FDA investigators believe may violate good manufacturing practices or other FDA regulations. In April, 2005, one of the clinical trial sites was audited. As a result of that audit, the site received a Form 483 notice. The site is currently preparing a response to the FDA’s notice. In the second quarter of 2005, the FDA initiated an audit of the Company’s records relating to the clinical trial. As a result of this audit, the FDA may issue a Form 483 notice, or a more formal warning letter. Responding to FDA inquiries and audits and providing the FDA with information is time consuming for management and could cause a delay in the submission of the PMA to the FDA. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of our PMA, enforcement actions, injunctions and criminal prosecution. In addition, the FDA actively enforces regulations prohibiting the promotion of medical devices for unapproved indications.

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

     To our knowledge, the FDA has not to date approved or established endpoints for any other product with the potential to facilitate the growth of new tissue in the space created when meniscus tissue is removed through a partial meniscectomy procedure. It is possible that the FDA or the Company could determine that the endpoints established for the CMI clinical trial should be modified because they are inadequate to demonstrate the safety and efficacy levels required for regulatory approval of the CMI or that such endpoints fail to measure the benefit of the CMI. If this were to occur, we may be required to collect additional patient data or to re-design our clinical trial using different measures. If we are required to identify new measures to test our endpoints, we will face substantial delays in our current timeline to commercialize and launch the CMI in the U.S. and will incur additional costs associated with these activities. Any delays in regulatory approval will delay commercialization of the CMI in the U.S., which would harm our business prospects.

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

     The Board of Directors and the shareholders of the Company have approved a 1 for 7 reverse stock split of ReGen’s issued and outstanding common stock to be effected, at the Board’s discretion, during a period of up to six months after May 13, 2005. The Board also has the authority not to effect the reverse stock split in such timeframe. If effected, the reverse stock split would result in a reduction in the number of shares of our common stock issued and outstanding and an associated increase in the number of authorized shares which would be unissued and available for future issuance after the reverse stock split. Such shares could be used for any proper corporate purpose including, among others, future financing transactions. If effected, the reverse stock split would result in a reduction in the number of shares of our common stock issued and outstanding and an associated increase in the number of authorized shares which would be unissued and available for future issuance after the reverse stock split. Such shares could be used for any proper corporate purpose including, among others, future financing transactions.

     Additionally, the Board of Directors and the shareholders authorized an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of our authorized shares of common stock from 130,000,000 shares to 165,000,000 shares. As of March 31, 2005, a total of 53,396,717 shares of the Company’s currently authorized 130,000,000 shares of common stock were issued and outstanding. Additionally, the Company has reserved 25,925,429 shares of common stock for conversion of outstanding Preferred Stock and 24,229,550 shares of common stock for exercise of stock options and warrants. The increase in the number of authorized but unissued shares of common stock will enable the Company, without further stockholder approval, to issue shares from time to time as may be required for proper business purposes, including, among others, future financing transactions.

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

     Centerpulse has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under one of the Credit Agreements, we have granted Centerpulse a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. In the event we, without the written consent of Centerpulse, enter into an agreement with a competitor of Centerpulse involving either the licensing of our intellectual property or the co-development of intellectual property, in each case relating to future generations of the CMI, Centerpulse may, at its option, accelerate the maturity of the debt. As of March 31, 2005, we owed approximately $7.2 million under these credit facilities, of which approximately $4.7 million is collateralized by a security interest in certain of our intellectual property. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. If an event of default occurs under the 2000 Credit Agreement, Centerpulse may exercise its right to foreclose on certain intellectual property used as collateral for the payment of these obligations. Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

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

     We rely on third parties to distribute our products. The inability or lack of desire of these third parties to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. We are subject to the risk that outside factors may prevent such third parties from meeting our distribution needs. The CMI is currently distributed outside the U.S. under a distributorship agreement with Centerpulse which was exclusive until April 17, 2004. On February 15, 2005 we received notice from Centerpulse of its intent to terminate, the Distributorship Agreement effective August 11, 2005. The Distributorship Agreement permits termination by Zimmer at any time upon six months’ prior written notice to the Company. Zimmer did not provide any reason for the termination. We have had no CMI sales to Centerpulse during the first quarter of 2005 and do not expect to have CMI sales to Centerpulse in subsequent periods. The SharpShooter is currently marketed through a worldwide distribution agreement with Linvatec. Although, sales of the SharpShooter by Linvatec, the primary distributor of the SharpShooter, increased by 20% in the first quarter of 2005 compared to the same period in 2004, historically sales to Linvatec have been inconsistent. These distributors have in the past, and may in the future, fail to effectively distribute our products.

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

     The Company has created a Swiss subsidiary to conduct its European distribution activities through local market distributors and a limited number of employees to be hired by the Company or its subsidiary. If the CMI is approved by the FDA, the Company may elect to conduct its marketing and distribution activities itself in the U.S. Conducting marketing and distribution activities will force us to invest in sales and marketing personnel and related costs. Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have limited experience developing a sales organization and may be unsuccessful in attempting to do so. Factors that may inhibit our efforts to market our products without third party distributors include our inability to recruit and retain adequate numbers of effective sales and marketing personnel and the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to use our products. If we are unable to develop a sales and marketing operation or if such sales or marketing operation is not successful, we may not be able to increase market awareness and sell the CMI in Europe and, if approved by the FDA, in the U.S.

Our reliance on Centerpulse as a shareholder and lender may allow Centerpulse to exert control over our actions.

     Based on shares outstanding as of March 31, 2005, Centerpulse beneficially owns approximately 7.1% of our common stock. Additionally, Centerpulse is a party to a stockholders’ agreement, which requires each of the parties to the stockholders’ agreement to vote for Centerpulse’s designee to our Board of Directors. The stockholders’ agreement expires on the earliest to occur of (i) June 21, 2007 (ii) a change of control of the Company, or (iii) the re-listing of the common stock of the Company on a national securities exchange or the NASDAQ. CMI sales to Centerpulse, the exclusive distributor of the CMI outside of the U.S. until April 17, 2004, decreased substantially for the year ended December 31, 2003 compared to the year ended December 31, 2002, and we elected to exercise our right to convert our distributorship agreement with them to a non-exclusive agreement. On February 15, 2005 we received notice from Centerpulse of its intent to terminate the distributorship agreement, effective August 11, 2005. The agreement permits termination by Centerpulse at any time upon six months’ prior written notice to the Company. Centerpulse did not provide any reason for the termination. Also on February 15, 2005, Richard Fritschi, the President of Centerpulse Orthopedics Ltd, a unit of Zimmer, resigned his position as a director of the Company. Mr. Fritschi’s resignation was not related to any disagreement with the Company. These actions will allow us to distribute the CMI directly or find a third party to distribute the CMI, but may also result in a decrease of sales of the CMI by Centerpulse in the future, which could result in a decrease in our sales and revenues from the CMI. Centerpulse has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under one of the Credit Agreements, we have granted Centerpulse a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. In the event we, without the written consent of Centerpulse, enter into an agreement with a competitor of Centerpulse involving either the licensing of our intellectual property or the co-development of intellectual property, in each case relating to future generations of the CMI, Centerpulse may, at its option, accelerate the maturity of the debt. These factors, individually or taken together, may result in Centerpulse being able to exercise substantial control over the Company. In many cases, Centerpulse’s interests and the Company’s interests are not aligned and so Centerpulse may exert control in a manner that is inconsistent with the Company’s interests.

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

     During the period ended March 31, 2005 and the year ended December 31, 2004, approximately 20% and 46%, respectively, of our revenue was generated by customers outside the U.S. We expect that customers outside the U.S. will continue to account for a significant portion of our revenue in the future, at least until we are able to market the CMI (or other new products) in the U.S. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

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

     The market price of our common stock, like that of the securities of many other development stage companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three fiscal years, and for the period from January 1, 2005 through March 31, 2005, the closing price of our common stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $0.04 to a high of $1.54. The market price of our common stock could be impacted by a variety of factors, including:

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

     Based on shares outstanding as of March 31, 2005, the following entities beneficially own five percent or more of our common stock: Robert McNeil, Ph.D. owns approximately 27.8% (which includes shares owned by Sanderling Ventures); Sanderling Ventures owns approximately 26.9%; Centerpulse owns approximately 7.1%, L-R Global Partners LP and L-R Partners Global Fund, Ltd. own approximately 6.4% (5.0% and 1.4% respectively) and Gerald E. Bisbee, Jr., Ph.D. owns approximately 5.8%. These stockholders, if acting together, have the ability to exert substantial influence over the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

     Additionally, the holders of approximately 37.8% of our outstanding common stock on an as converted basis are parties to a stockholders’ agreement. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, a reverse split of the capital stock of ReGen, amending ReGen’s certificate of incorporation to increase the number of authorized shares of common stock of ReGen and amending ReGen’s by-laws.

A substantial number of shares of our common stock are eligible for sale pursuant to the Registration Statement on Form S-1 and pursuant to Rule 144 and this could cause our common stock price to decline significantly.

     All of the shares of common stock issued in connection with the merger of Aros Corporation and ReGen Biologics and the shares issued in connection with the financings in September 2003 and April 2004 are eligible for sale pursuant to Rule 144.

     In July 2004, the Company filed a registration statement (the “Registration Statement”) with the SEC on Form S-1 for registration of 45,253,053 shares of common stock to be sold at the election of the selling stockholders, including shares from each of the September 2003 and the April 2004 financings. The Registration Statement was declared effective with the SEC on July 23, 2004. The shares registered include common shares registered pursuant to the registration rights agreements between the Company and purchasers of the Common Stock of the Company (issuable upon the conversion of certain shares of Series A Stock and Series C Stock on a one-for-one basis at the election of the holders and all of the Common Stock of the Company issued in the April 2004 financing. As of April 30, 2005, shareholders cannot sell shares registered under the Registration Statement because the Registration Statement must be amended by the filing of a post-effective amendment to include recent financial statements, which amendment must be declared effective by the SEC.

     If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As a result of restrictions on resale ending and in conjunction with the eligibility to sell common stock by the selling stockholders, pursuant to, and as described in, the amended Registration Statement once declared effective, the market price of our common stock could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

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

     There are a significant number of outstanding warrants and options to purchase our stock.If the market price of our common stock rises above the exercise price of outstanding warrants and options, holders of those securities are likely to exercise their warrants and options and sell the common stock acquired upon exercise of such warrants and options in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options or warrants exercise those options or warrants, our common stockholders will incur dilution.

     As of March 31, 2005, warrants to purchase 4,366,722 shares of our common stock at a weighted average exercise price of $0.74 per share were outstanding and exercisable and options to purchase 12,002,910 shares of common stock at a weighted average exercise price of $0.66 per share were outstanding and exercisable.

We grant stock options and warrants as payment for consulting services and the exercise of such options and warrants may result in dilution to our common stockholders.

     During the first quarter of 2005, we have not granted options or warrants for the acquisition of our common stock. However, in the past we have granted stock options and warrants as payment for consulting services and we may continue to do so in the future. In 2002, we issued 1,543,478 options to acquire common stock as payment for consulting services with exercise prices ranging from $0.13 per share to $0.22 per share. In 2003, we issued 30,523 options to acquire common stock with an exercise price of $0.45 per share and 700,000 warrants to acquire common stock with an exercise price of $0.45 per share. In 2004, we have issued 10,000 options to acquire common stock with an exercise price of $0.90 per share. To the extent that such options or warrants are exercised, our shareholders will incur dilution.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     For information regarding ReGen’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Except as described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposure since December 31, 2004.

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

     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on the Form 10-Q are certification of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Office have concluded that, as of March 31, 2005, our Disclosure Controls and Procedures were effective to ensure that material information is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

     (a) Exhibits.

     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation(5)

3.2	Certificate of Amendment to the Certificate of Incorporation(6)

3.3	Amended and Restated By-Laws(4)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation(17)

4.1	Specimen Common Stock Certificate(7)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(8)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)

Number		Description
4.8		Nonqualified Stock Option Agreement between the Company and The Cleveland Clinic Foundation, dated August 19, 1994(18)

4.9		Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)

4.10		Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)

4.11	*	Form of Nonqualified Director Stock Option Agreement(11)

4.12		Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)

4.13		Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)

4.14	*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)

4.15		Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(22)

4.16	*	Form of Incentive Stock Option Agreement(23)

4.17	*	Form of Nonqualified Director Supplemental Stock Option Agreement(23)

10.1	*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(13)

10.2		Form of Indemnification Agreement(4)

10.3		Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)

10.4	*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)

10.5		Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)

10.6		License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)

10.7		Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)

10.8		Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)

10.9	*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)

10.10		Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)

10.11	*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)

10.12		Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(22)

10.13		Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(24)

10.14		Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(25)

21.1		Subsidiaries of the Registrant(24)

31.1		Section 302 Certification from Gerald E. Bisbee, Jr., dated May 13, 2005(22)

31.2		Section 302 Certification from Brion Umidi, dated May 13, 2005(22)

32.1		Section 906 Certification from Gerald E. Bisbee, Jr., dated May 13, 2005(22)

32.2		Section 906 Certification from Brion Umidi, dated May 13, 2005(22)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 1997 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(22)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(23)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805)

(25)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2005.

REGEN BIOLOGICS, INC

By:	/s/ BRION D. UMIDI

Brion D. Umidi
Senior Vice President and Chief Financial Officer