Form 10-Q
period 2005-06-30
REGEN BIOLOGICS INC
filed 2005-08-11
CIK 883697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock as of August 1, 2005 was 67,703,729

REGEN BIOLOGICS, INC.
INDEX

		Page No.
PART I — Financial Information		3
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at June 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2005 (unaudited) and 2004 (unaudited), the Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2005 (unaudited)	4

	Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to June 30, 2005 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 (unaudited) and 2004 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2005 (unaudited)	10

	Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2.	Management’s Discussion and Analysis of Financial Conditions and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27

PART II — Other Information		29

Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	30
Item 6.	Exhibits	31
Signatures		35
Certification

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,177	$12,190
Trade receivables	106	7
Receivables from related party	7	37
Inventory	78	76
Prepaid expenses and other current assets	292	236

Total current assets	8,660	12,546
Property and equipment, net	116	55
Other assets	110	123

Total assets	$8,886	$12,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$441	$378
Due to related parties	14	8
Accrued expenses	667	638
Pension liability	163	163
Current portion of capital leases	15	7

Total current liabilities	1,300	1,194
Other liabilities	19	19
Long-term portion of capital leases	54	4
Long-term portion of notes payable to related party, including accrued interest of $1,195 and $1,094 as of June 30, 2005 and December 31, 2004, respectively	7,237	7,136

Total liabilities	8,610	8,353
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 14,632,958 shares at liquidation preference of $6,557 as of June 30, 2005 and 14,655,628 shares at liquidation preference of $6,567 as of December 31, 2004	6,557	6,567
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 as of June 30, 2005 and 12,943,533 shares at liquidation preference of $5,800 as of December 31, 2004	4,348	5,033
Stockholders’ equity (deficit):
Common stock	537	517
Accumulated other comprehensive loss	(2)	(58)
Additional paid-in capital	52,686	51,750
Deficit accumulated during development stage	(63,850)	(59,438)

Total stockholders’ equity (deficit)	(10,629)	(7,229)

Total liabilities and stockholders’ equity (deficit)	$8,886	$12,724

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

					Period from
					December 21, 1989
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to
	2005	2004	2005	2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Sales	$177	$146	$315	$241	$3,171
Royalties	14	13	31	25	215
Grant and other revenue	—	—	—	—	433

Total revenue	191	159	346	266	3,819

Expenses:
Costs of goods sold	115	122	339	181	3,641
Research and development	1,324	928	2,237	1,723	36,450
Business development, general and administrative	1,015	842	1,960	1,758	22,200
Recognition of expense for the minimum pension liability component of accumulated other comprehensive loss upon termination of defined benefit pension plan	—	—	58	—	58

Total expenses	2,454	1,892	4,594	3,662	62,349

Operating loss	(2,263)	(1,733)	(4,248)	(3,396)	(58,530)

Merger cost	—	—	—	—	(515)
Interest and other income	54	30	111	39	1,483
Rental income	85	83	163	162	2,061
Rent expense	(84)	(83)	(161)	(161)	(1,921)
Interest and other expense	(59)	(31)	(112)	(60)	(3,208)
License fees	—	—	—	—	2,050

Net loss	$(2,267)	$(1,734)	$(4,247)	$(3,416)	$(58,580)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(39)	(444)	(165)	(496)	(5,270)

Net loss attributable to common stockholders	$(2,306)	$(2,178)	$(4,412)	$(3,912)	$(63,850)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.05)	$(0.08)	$(0.11)	$(3.09)

Weighted average number of shares used for calculation of net loss per share	53,411,887	41,003,054	53,321,120	35,162,690	20,660,625

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to June 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44	—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—	—	(2,476)		(2,476)
Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1	—	—		1
Net loss					—	—			—	—	—	—	(1,342)		(1,342)
Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828	—	(3,818)		3,012
Net loss					—	—			—	—	—	—	(1,463)		(1,463)
Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828	—	(5,281)		1,549
Net loss					—	—			—	—	—	—	(1,959)		(1,959)
Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828	—	$(7,240)		$(410)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to June 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (carried forward)					2,501,890	$1			2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43	—	—		43
Net loss					—	—			—	—	—	—	(1,931)		(1,931)
Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5	—	—		5
Net loss					—	—			—	—	—	—	(3,868)		(3,868)
Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108	—	—		108
Compensation expense associated with stock option modifications					—	—			—	—	56	—	—		56
Net loss					—	—			—	—	—	—	(3,815)		(3,815)
Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)
Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to June 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)
Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to June 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock									301,930	1	104				105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1					6,716				6,717
Deferred stock compensation associated with stock option grants in 2002											370	(370)
Compensation expense associated with stock options outstanding												452			452
Effect of reverse merger and recapitalization:
Valuation of warrants associated with bridge financing											657				657
Valuation of beneficial conversion associated with bridge financing											843				843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger												2,848			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)					(6,854)				(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares					(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:
Elimination of Subsidiary Common Stock									(2,829,974)	(1)	1
Issuance of Company Common Stock									7,781,018	78	(78)
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)									8,966,966	89	2,678				2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock							(12,025,656)	(120)	12,025,656	120
Minimum Pension Liability Adjustment														$(58)
Net loss													(9,951)
Net loss and comprehensive loss											—				(10,009)
Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding											405				405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants			22,246,153	$9,357							97				97
Issuance of Common Stock warrants to Series C Stockholders				(969)							969				969
Valuation of beneficial conversion associated with Series C Stock financing				(4,292)							4,292				4,292
Accretion of beneficial conversion associated with Series C Stock financing				4,292									(4,292)		(4,292)
Issuance of Common Stock — warrants exercised									230,000	2	113				115
Accretion of Series C Stock issuance cost				51									(51)		(51)
Net loss and comprehensive loss													(5,730)		(5,730)
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series
A and Series C Redeemable Convertible Preferred Stock
Period from December 21, 1989 (inception) to June 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding											264				264
Accretion of Series C Stock issuance cost				173									(173)		(173)
Recognition of Series C Stock issuance cost upon conversion				589									(589)		(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury									141,152	1	58				59
Issuance of Common Stock — options exercised									261,109	3	77				80
Issuance of Common Stock — common stock offering									12,074,595	121	9,745				9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)							642,723	6	282				288
Conversion of Series C Stock to Common Stock			(9,302,620)	(4,168)					9,302,620	93	4,075				4,168
Net loss and comprehensive loss													(6,781)		(6,781)
Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	51,750	—	(59,438)	(58)	(7,229)

Stock-based compensation expense											46				46
Accretion of Series C Stock issuance cost				55									(55)		(55)
Recognition of Series C Stock issuance cost upon conversion				110									(110)		(110)
Conversion of Series A Preferred Stock to Common Stock	(22,670)	(10)							22,670	—	10				10
Conversion of Series C Preferred Stock to Common Stock			(1,896,896)	(850)					1,896,896	19	831				850
Issuance of Common Stock— work completed									50,000	1	49				50

Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan														58
Cumulative translation loss														(2)
Net loss													(4,247)
Net loss and comprehensive loss															(4,191)

Balance at June 30, 2005 (unaudited)	14,632,958	$6,557	11,046,637	$4,348	—	$—	—	$—	53,692,551	$537	$52,686	$—	$(63,850)	$(2)	$(10,629)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

			Period from
			December 21, 1989
	Six Months Ended June 30,		(Inception) to
	2005	2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net loss	$(4,247)	$(3,416)	$(58,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	127	157	6,713
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	17	40	2,196
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability component of accumulated other comprehensive loss upon termination of defined benefit pension plan	58	—	58
Exchange loss	7	—	7
Changes in operating assets and liabilities:
Other current assets and receivables	(156)	(49)	(320)
Inventory	(2)	47	(78)
Other assets	13	15	(60)
Accounts payable and accrued expenses	198	180	2,201
Other liabilities	—	14	38

Net cash used in operating activities	(3,985)	(3,012)	(46,316)

Investing Activities
Purchases of property and equipment	(15)	(10)	(2,017)
Changes in short-term investments	—	—	2,945

Net cash provided by (used in) investing activities	(15)	(10)	928

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock	—	9,909	10,420
Repayment of capital lease obligations	(4)	(2)	(127)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	(4)	9,907	53,573

Effect of exchange rate changes on cash	(9)	—	(9)

Net increase (decrease) in cash and cash equivalents	(4,013)	6,885	8,176
Cash and cash equivalents at beginning of period	12,190	8,323	1

Cash and cash equivalents at end of period	$8,177	$15,208	$8,177

Supplemental Disclosure of Cash Flow Information

			Period from
			December 21, 1989
	Six Months Ended June 30,		(Inception) to
	2005	2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	63	4	196
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series A Preferred Stock	10	196	298
Warrants exercised, cashless transaction	—	10	10
Conversion of Series C Preferred Stock	850	2,741	5,018
Cash disclosure:
Cash paid for interest	2	1	318
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
     To date, sales of the Company’s products have been limited. ReGen will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen will emerge from the development stage when the Collagen Meniscus Implant, or CMI, product is available for sale in the U.S. or the Company begins to earn significant revenue from its principal operations.
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
  Reclassifications
     Stock-based compensation, previously presented separately in the consolidated statements of operations has been reclassified as follows:

			Period from
	Three Months	Six Months	December 21, 1989
	Ended June 30,	Ended June 30,	(Inception) to
	2004	2004	June 30, 2005
	(In thousands)
Research and Development	$9	$19	$3,108
Business development, general and administrative	29	138	3,553

Total stock-based compensation expense — reclassified	$38	$157	$6,661

     Certain other prior year and inception to June 30, 2005 balances have been reclassified to conform to the current period’s presentation.

  Use of Estimates
     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
  Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified cash held in money market accounts and a sweep account as cash equivalents. The Company held cash equivalents of $6,818 and $11,009 in money market accounts and $142 and $680 in a sweep account as of June 30, 2005 and December 31, 2004, respectively.
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
     Inventory consists of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Raw material	$23	$29
Work in process	40	10
Finished goods	15	37

	$78	$76

     Inventory was adjusted down $126 and $30 as of June 30, 2005 and December 31, 2004, respectively, to reflect values at the lower of cost or market. At June 30, 2005, and December 31, 2004, 38% and 12%, respectively, of total inventory is valued at below the Company’s cost. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.
  Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	December 31,
	2005	2004
	(In thousands)
Accrued professional fees	$449	$313
Accrued wages and vacation	55	210
Accrued printing cost	85	52
Other accrued cost	78	63

	$667	$638

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
     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it had elected to terminate this pension plan effective March 31, 2005. At the termination date, the Company recognized as expense $58 which was the minimum pension liability component of accumulated other comprehensive loss. During 2005, the Company expects to make a cash contribution from its existing cash resources to fully fund all benefits. The amount of the cash contribution, which the Company expects to approximate the accrued pension liability of $163 at June 30, 2005, will be determined by the Pension Plan’s actuaries as of the date of termination and is dependent upon the actual performance of the plan assets through the termination date. Other pension expense during the three and six month periods ended June 30, 2005 and 2004 was not material.
  Foreign Currency Transactions
     The Company has determined the functional currency of its Swiss subsidiary to be the U.S. dollar (USD). The Swiss subsidiary’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures the Swiss subsidiary’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Exchange gains and losses from intercompany transactions of a long-term investment nature are reported in other comprehensive income. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the Swiss subsidiary’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the three month and six month periods ended June 30, 2005, approximated $4 and $9, respectively. Before 2005 the Company had no foreign currency transaction gains or losses.
  Rental Activities
     The Company subleases space in one of its facilities to an unrelated third party. Rental income and expense associated with this sublease are recorded below operating loss. Rental expense includes an allocation of building related expenses based on the ratio of subleased space to total space.
  Basic and Diluted Loss Per Share
     Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares that would be issued upon conversion of preferred stock or debt instruments are not included in the calculation of weighted average number of common shares outstanding during the period due to the Company’s net operating loss position. Dividends on preferred stock are not added to the net loss attributable to common stockholders until such dividends are declared. Due to the Company’s net operating loss position, all options, warrants and contingently issuable shares are antidilutive. Therefore, dilutive and basic net loss attributable to common stockholders are the same.

  Stock Based Compensation
     The Company accounts for its stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees, for options and warrants issued in connection with certain financing and equity transactions, and for common stock issued to a vendor in consideration for consulting services. Expense recognized for nonemployee options and for warrants issued in connection with equity transactions is measured based on management’s estimate of fair value and recognized on an accelerated basis over the respective vesting period. Fair value is calculated using the Black-Scholes method with the following assumptions at the date of measurement: risk-free interest rate, dividend yield, expected lives and expected volatility.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(2,306)	$(2,178)	$(4,412)	$(3,912)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	34	32	68	145
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(188)	(166)	(379)	(419)

Pro forma net loss attributable to common stockholders	$(2,460)	$(2,312)	$(4,723)	$(4,186)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.04)	$(0.05)	$(0.08)	$(0.11)
Basic and diluted — pro forma	$(0.05)	$(0.06)	$(0.09)	$(0.12)
Shares	53,411,887	41,003,054	53,321,120	35,162,690
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
     As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants with exercise prices equal to or greater than the fair value of the underlying stock at the grant date. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no net impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard using the same methods and assumptions as those used in the pro-forma disclosure required by Statement 123, would have approximated the impact of Statement 123 as disclosed above. Upon adoption of SFAS No 123(R), the Company may select a different valuation method and different assumptions which could have a significant impact on the amount of expense recognized. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).
     In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of Statement 151 for inventory costs incurred beginning January 1, 2006. The Company is currently evaluating what effects, if any, adoption of the provisions of Statement 151 will have on its consolidated financial statements.
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
     Linvatec has a worldwide non-exclusive license to sell the Sharp Shooter product. The Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”), which is also a shareholder of the Company, has, pursuant to a distribution agreement, a non-exclusive license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. The distributorship agreement with Centerpulse will terminate effective August 11, 2005, at which time ReGen will have exclusive worldwide rights to market the CMI. Effective March 23, 2005, the Company has formed a Swiss subsidiary, ReGen Biologics AG, to conduct certain of its marketing and distribution activities outside the U.S.

Concentrations of receivables and revenue by customer as of and for the periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Receivables:
Trade (Linvatec)	94%	43%	94%	43%
Related party (Centerpulse)	6%	57%	6%	57%
Sales revenues:
Linvatec	96%	46%	89%	66%
Centerpulse	4%	54%	11%	34%
Royalties:
Linvatec	100%	100%	100%	100%
     In several cases the Company relies on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.
     At June 30, 2005, less than 1% of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and less than 2% of current liabilities related to unsettled obligations denominated in CHF. For both the three month and six month periods ended June 30, 2005, 3% of the Company’s expenses resulted from transactions denominated in CHF. Before 2005 the Company did not have cash and cash equivalent balances held in foreign currency or material transactions denominated in foreign currency.
  (3) RELATED PARTY TRANSACTIONS
     Amounts due to related parties at June 30, 2005 and December 31, 2004 include reimbursable expenses due to a shareholder and royalties due to an individual who is a shareholder and director.
  (4) CAPITAL TRANSACTIONS
     In the second quarter of 2005, holders of 22,670 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Stock”) and in the first and second quarters, respectively, holders of 1,673,732 and 223,164 shares of Series C Redeemable Convertible Preferred Stock (the “Series C Stock”) exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C Stock conversions, during the first and second quarters of 2005 $98 and $12, respectively, of unamortized issuance costs associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders.
  (5) COMMITMENTS AND CONTINGENCIES
     From time to time the Company may be a defendant to lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.
     The Company’s operations are under rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. In the second quarter of 2005 the FDA initiated an inspection, or audit, of the Company’s records relating to the CMI clinical trial and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company has responded to the FDA’s audit notice and, where deemed necessary by management, has taken corrective action to address the investigators’ observations. Responding to FDA inquiries and providing the FDA with information is time consuming for management and could cause a delay in the submission of our Pre-Market Approval Application (PMA) to the FDA. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of our PMA for the CMI, enforcement actions, injunctions, and criminal prosecution.
  (6) SUBSEQUENT EVENTS
     On July 14, 2005, the Company completed a private placement of 14,011,178 shares of Common Stock (the “2005 Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $11,200 (the “July 2005 Financing”). In connection with the July 2005 Financing, the Company also issued to the purchasers warrants to purchase 3,502,797 shares of the Company’s Common Stock at an initial exercise price of $1.00, subject to adjustment (the “2005 Warrants”). The 2005 Warrants are exercisable for a period of five years from the closing of the July 2005 Financing. If within three years from the date of the closing of the July 2005 Financing, the Company issues shares of its Common Stock, or other securities or instruments convertible or exchangeable for shares of its Common Stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate.
     Pursuant to the terms of the Subscription Agreement by and between the Company and each Investor, the 2005 Privately Placed Common Stock and the Common Stock issuable upon the exercise of the 2005 Warrants is subject to registration rights whereby the Company agreed to file a registration statement under the 1933 Act covering all of the 2005 Privately Placed Common Stock and the Common Stock issuable upon the exercise of the 2005 Warrants within 30 days of the closing of the July 2005 Financing. On July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the 2005 Common Stock issuable upon the exercise of the Warrants as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain shares of the Series A Stock and the Series C Stock. The registration statement on Form S-1 was declared effective of August 5, 2005.

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
     The CMI represents the only product, of which we are aware, that has been cleared for sale or has entered pivotal human clinical trials in the U.S., with the potential to facilitate growth of new tissue to replace removed meniscus tissue in the human knee. The CMI is sutured into the area where torn or damaged meniscus tissue has been removed. Once sutured in place, the CMI provides a matrix to guide the generation of new tissue using the body’s own cell structure. New tissue forms and the CMI is absorbed by the body leaving new tissue in its place.
     ReGen is conducting a Multicenter Pivotal Clinical Trial (the “MCT”). The MCT is a two-arm, controlled, and randomized study comparing the CMI to the current standard of care, the partial meniscectomy. Initially, 288 patients were enrolled in the trial. At the request of surgeons participating in the trial, additional patients were added resulting in a total of 313 patients enrolled in the trial. The study was randomized on a one-to-one basis at each of the centers participating in the MCT, resulting in a total of 162 patients receiving the CMI. One arm of the trial consists of patients with no prior surgery to the involved meniscus (the “acute” patients) and the other arm consists of patients with one to three prior surgeries to the involved meniscus (the “chronic” patients).
     All patients are required to complete a two-year clinical follow-up prior to the submission of clinical results in our Pre-market Approval Application (PMA) to the FDA. In November 2002, we completed the required enrollment and related surgical procedures for our CMI clinical trial in the U.S. By April 2003, surgical procedures were completed on the additional 25 patients. As of December 2004, all of the 313 patients had reached their one-year follow-up time point and 97% had reached their 24-month time point. We completed the last of the two-year clinical follow-up exams in the second quarter of 2005. In July 2004, we submitted to the FDA the manufacturing module, the first of three modules, of the PMA for the CMI. We expect to complete our submission to the FDA in the second half of 2005, with submission of the pre-clinical and clinical modules, the remaining modules of the PMA.
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
     Although the preliminary results of the MCT do not match all of the endpoints in the clinical protocol, we are encouraged by these preliminary observations. We have seen positive results in tissue growth, the primary goal of the CMI. We believe that the tissue growth may delay future degenerative problems in the knee. Positive results in activity level mean that patients are better able to return to their pre-injury lifestyles. Finally, the preliminary results indicate that the CMI is safe and that patient satisfaction levels are higher with the CMI than the control group. We will continue to evaluate data as the remaining results of the two-year follow-up examinations become available.
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
     In addition to FDA approval of the CMI, in order to achieve positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including, but not limited to, establishing effective distribution channels and gaining reimbursement for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products, if developed and approved. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to achieve its various operating objectives.
     To date, sales of our products have been limited. Although the CMI is cleared for sale and distributed in Europe, Australia and certain other countries, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for FDA approval. We now distribute the CMI outside the U.S. on a non-exclusive basis pursuant to a distributorship agreement with the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”). This distributorship agreement will terminate effective August 11, 2005, at which time ReGen will have exclusive worldwide rights to market the CMI. Effective March 23, 2005, we have created a Swiss subsidiary to conduct our European distribution activities through local market distributors and a limited number of employees to be hired by the Company or its subsidiary.

     We also sell the SharpShooter Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscal repair procedures. The SharpShooter is currently marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD). The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.
     Our current business strategy is to focus on the following initiatives:
•	Obtaining FDA approval of the CMI;

•	Developing our distribution and marketing capabilities in the U.S., Europe and certain other countries;

•	Conducting further research and development on select product opportunities within our research and development pipeline.
     Our long-term strategy is to capitalize on our proven collagen scaffold technology by continuing to design, develop, manufacture, and market our own products, as well as partner with key market leaders to develop and market products in other targeted therapeutic areas. There can be no assurance that we will successfully implement all or any of these strategies.
Recent Developments
     On July 14, 2005, the Company completed a private placement of 14,011,178 shares of Common Stock (the “2005 Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $11,200 (the “July 2005 Financing”). This transaction is discussed in greater detail under “Liquidity and Capital Resources” below.
     In the second quarter of 2005 the FDA initiated an inspection, or audit, of the Company’s records relating to the CMI clinical trial and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company has responded to the FDA’s audit notice and, where deemed necessary by management, has taken corrective action to address the investigators’ observations.
     The Board of Directors and the shareholders of the Company have approved a 1 for 7 reverse stock split of ReGen’s issued and outstanding common stock to be effected, at the Board’s discretion, during a period of up to six months after May 13, 2005. The Board also has the authority not to effect the reverse stock split in such timeframe. Although there can be no assurance of the future effect on ReGen’s stock price, the reverse stock split would likely increase the per share price of ReGen’s common stock. Initially, the increase in the per share stock price would likely correspond to the reduction in the number of shares of ReGen’s common stock that are outstanding. The Board approved this resolution for the following reasons. First, the reverse stock split will aid ReGen’s efforts to have our common stock re-listed on either the Nasdaq Small Cap Market or the Nasdaq National Market by increasing the per share price of our stock to meet the market’s minimum listing price. Second, the Board believes that an increased per share stock price may have the effect of making our common stock more attractive to individuals as well as institutional investors in the future. The Board believes that having ReGen’s common stock listed on a national securities exchange, the Nasdaq Small Cap Market or the Nasdaq National Market is in the best interests of the long-term success of the Company. However, the Board believes that overall market conditions, the momentum in the price of our stock and other factors may impact the desired timing of effectuating the reverse stock split. If the reverse stock split were to be implemented, there would be a reduction in the number of shares of our common stock issued and outstanding and an associated increase in the number of authorized shares which would be unissued and available for future issuance after the reverse stock split. Such shares could be used for any proper corporate purpose including, among others, future financing transactions. Such issuances, if they occur, could result in dilution to our stockholders by increasing the number of shares of outstanding stock.

     Additionally, the Board of Directors and the shareholders authorized an amendment to the Company’s Amended and Restated Certificate of Incorporation and the Company amended the Amended and Restated Certificate of Incorporation, effective May 24, 2005, increasing the number of authorized shares of common stock from 130,000,000 to 165,000,000. As of August 1, 2005, a total of 67,703,729 shares of the Company’s currently authorized 165,000,000 shares of common stock were issued and outstanding. The Company has reserved 25,679,595 shares of common stock for conversion of outstanding Preferred Stock and 26,885,131 shares of common stock for exercise of stock options and warrants.
     The increase in the authorized number of shares of common stock could have a number of effects on the Company’s stockholders depending upon the exact nature and circumstances of any actual issuances of authorized but unissued shares. The increase could have an anti-takeover effect, in that additional shares could be issued (within the limits imposed by applicable law) in one or more transactions that could make a change in control or takeover of the Company more difficult. For example, additional shares could be issued by the Company so as to dilute the stock ownership or voting rights of persons seeking to obtain control of the Company. Similarly, the issuance of additional shares to certain persons allied with the Company’s management could have the effect of making it more difficult to remove the Company’s current management by diluting the stock ownership or voting rights of persons seeking to cause such removal.
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
Results of Operations
RECLASSIFICATION OF STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense, previously presented separately, has been reclassified as follows:

			Period from
	Three Months	Six Months	December 21, 1989
	Ended June 30,	Ended June 30,	(Inception) to
	2004	2004	June 30, 2005
	(unaudited)	(unaudited)	(unaudited)
	(In thousands)
Research and Development	$9	$19	$3,108
Business development, general and administrative	29	138	3,553

Total stock-based compensation expense — reclassified	$38	$157	$6,661

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004
REVENUE. The Company’s revenue for the three and six months ended June 30, 2005 approximated $191 and $346, respectively, compared with $159 and $266, respectively, for the same periods in 2004. The approximate increases of $32 or 20% and $80 or 30%, respectively, resulted from higher SharpShooter sales to our distributors and related royalties, partially offset by no 2005 CMI sales.
We had no CMI sales in the three and six months ended June 30, 2005 compared to approximately $57 for the same periods in 2004. Historically, shipments of the CMI to the Centerpulse unit of Zimmer (“Zimmer”), our distributor of the CMI outside the U.S., and therefore our revenue, have been inconsistent. Our distributorship agreement with Zimmer will terminate effective August 11, 2005; accordingly, we do not anticipate future shipments of the CMI to Zimmer. Therefore, until new distribution channels are established, we do not expect to earn future revenue from CMI sales. Upon termination of our distribution relationship with Zimmer we will have exclusive worldwide rights to market the CMI. In March 2005, the Company formed ReGen Biologics AG, as a subsidiary in Appenzell, Switzerland, to conduct its marketing and distribution activities in Europe.
SharpShooter sales in the three and six months ended June 30, 2005 approximated $177 and $315, respectively, compared with $89 and $184, respectively for the same periods in 2004, representing increases of $88 (99%) and $131 (71%), respectively.
For the three and six months ended June 30, 2005, SharpShooter sales to Linvatec, our primary distributor for the SharpShooter, approximated $170 and $280, respectively, compared to $68 and $160, respectively, for the same periods in 2004, representing increases of $102 (150%) and $120 (75%), respectively. Sales to Linvatec accounted for approximately 96% and 89%, respectively, of total SharpShooter sales for the three and six months ended June 30, 2005 and 77% and 87%, respectively, for the same periods in 2004. Historically, sales to Linvatec have been inconsistent. We do not consider the increased sales to Linvatec in the first half of 2005 to be indicative of a future trend.
SharpShooter sales to Zimmer for the three and six months ended June 30, 2005 approximated $7 and $35, respectively, compared to $21 and $24, respectively, for the same periods in 2004, representing a decrease of $14 (67%) and an increase of $11 (46%), respectively. We do not anticipate future shipments of SharpShooter products to Zimmer after the distributorship agreement terminates August 11, 2005.
Royalties received from Linvatec for the three and six months ended June 30, 2005 approximated $14 and $31, respectively, compared with $13 and $25, respectively, for the same periods in 2004, representing increases of $1 (8%) and $6 (24%), respectively.
COST OF GOODS SOLD. For the three and six months ended June 30, 2005 cost of goods sold approximated $115 and $339, respectively, compared with $122 and $181 for the same periods in 2004, representing a decrease of $7 (6%) and an increase of $158 (87%), respectively. For the three and six months ended June 30, 2005 approximately $115 and $213, respectively, of cost of goods sold related to SharpShooter units sold compared with $69 and $128, respectively, for SharpShooter units sold in the same periods in 2004, representing increases of $46 (67%) and $85 (66%), respectively. The remaining $126 of cost of goods sold for the six months ended June 30, 2005, resulted from the write-down to net realizable value of CMI units produced during the period and included in work-in-process inventory at June 30, 2005. CMI cost of goods sold approximated $53 for the three and six months ended June 30, 2004. The percentage of inventory valued at below the Company’s cost was 38% at both June 30, 2005 and 2004. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. We do not consider the positive gross margin achieved in the second quarter of 2005 to be indicative of a future trend.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and six months ended June 30, 2005 approximated $1,324 and $2,237, respectively, compared with $928 and $1,723, respectively, for the same periods in 2004. Significant factors contributing to the $396 (43%) increase for the comparative three month periods include: (i) $318 increase for consulting, legal, and other professional fees related to our PMA submission to the FDA and for research and development projects; (ii) $76 increased salaries and benefits related to new hires, planned wage increases and temporary help; (iii) $81 increase due to the higher proportion of CMI units produced for development and quality control purposes versus those produced for commercial resale; and (iv) $8 increase in facility and administrative costs; partially offset by (v) $86 decrease in costs associated with the CMI clinical trial. Significant factors contributing to the $514 (30%) increase for the comparative six month periods include: (i) $485 increase for consulting, legal, and other professional fees related to our PMA submission to the FDA and for research and development projects; (ii) $115 increased salaries and benefits related to new hires, planned wage increases and temporary help and (iii) $20 increase in administrative costs; partially offset by (iv) $78 reduction of costs related to the CMI clinical trials; and (v) $28 decrease due to a lower proportion of CMI units produced for development and quality control purposes. Management expects continued higher levels of spending for professional fees through 2005 as we prepare our PMA for submission to the FDA. Although clinical costs associated with the CMI MCT have decreased in 2005 compared with 2004, other related costs, such as professional fees incurred for preparation and submission of the PMA, have increased in 2005 compared with 2004. For the remainder of 2005 we expect costs generally associated with the MCT will continue to increase as we continue the PMA preparation and submission process.
BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and six months ended June 30, 2005 approximated $1,015 and $1,960, respectively, compared with approximately $842 and $1,758, respectively, for the same periods in 2004. Significant factors contributing to the $173 (21%) increase for the comparative three month periods include: (i) $102 increase for marketing and distribution costs, including consulting fees and other marketing costs associated with establishing our Swiss subsidiary and development of our distribution and marketing capabilities for Europe and the U.S; (ii) $90 increase in salary and benefits related to new hires and planned wage increases; (iii) $44 increase for expenses related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act; and (iv) $4 increase in office and administrative costs; partially offset by (v) $53 decrease in professional fees, primarily for legal, accounting, and printing charges incurred in 2004 associated with preparation and filing of a registration statement with the Securities and Exchange Commission on Form S-1; and (vi) $14 decrease for registration fees incurred in 2004 in connection with a financing that closed in April 2004. Significant factors contributing to the $202 (11%) increase for the comparative six month periods include: (i) $215 increase in marketing and distribution costs, including consulting fees and other marketing costs associated with establishing our Swiss subsidiary and with preparation of marketing plans for Europe and the U.S.; (ii) $60 increase in salary and benefits related to new hires and planned wage increases; (iii) $90 increase for expenses related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act; and (iv) $12 increase for investor relations; partially offset by (v) $175 decrease in professional fees, primarily for legal, accounting, and printing charges incurred in 2004 associated with preparation and filing of a registration statement with the Securities and Exchange Commission on Form S-1. We expect that business development, general and administrative costs will continue to increase during 2005. In particular, we expect to incur additional costs during 2005 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and (ii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities both in the U.S. and foreign markets.
RECOGNITION OF EXPENSE FOR THE MINIMUM PENSION LIABILITY. We previously disclosed in our financial statements for the year ended December 31, 2004, that we had elected to terminate, effective March 31, 2005, a defined benefit pension plan covering former employees of a former subsidiary. At the termination date we recognized as expense the $58 minimum pension liability component of accumulated other comprehensive loss.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $54 and $111 for the three months and six months ended June 30, 2005, respectively, compared with $30 and $39 for the same periods in 2004, increases of approximately $24 and $72, respectively, primarily related to higher interest rates and higher cash and cash equivalents balances during 2005. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $1 and $2, respectively for the three and six months ended June 30, 2005, compared with $0 and $1 for the same periods in 2004. Interest and other expense approximated $59 and $112 for the three months and six months ended June 30, 2005, respectively, compared with $31 and $60, respectively, for the same periods in 2004, increases of $28 and $52, respectively, primarily due to (i) increases of $24 and $43, respectively, resulting from higher interest rates and compounding of interest and (ii) increases of $4 and $9, respectively, related to foreign currency transaction losses.
Liquidity and Capital Resources
     Cash and cash equivalents approximated $8,177 as of June 30, 2005 compared with approximately $12,190 as of December 31, 2004. The decrease in cash and cash equivalents is a result of cash used to support our normal operations, for equipment purchases, and for repayment of capital lease obligations.
     During the first quarter of 2005 we formed a Swiss subsidiary to conduct certain of our marketing and distribution activities outside the U.S. At June 30, 2005 less than 1% of our cash and cash equivalents balance is held in Swiss francs. The effect on our 2005 consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.
     Cash used in operating activities of approximately $3,985 resulted from the net loss of $4,247, adjusted to account for a net increase in accounts receivables, inventory and other assets of approximately $145, a net increase in accounts payable, accrued expenses and other liabilities of $198 together with adjustments of $209 for non-cash items, including depreciation, stock-based compensation, recognition as expense of the minimum pension liability component of accumulated other comprehensive loss upon termination of the defined benefit pension plan and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.
     During the six months ended June 30, 2005, we used approximately $15 to invest in property and equipment and approximately $4 for the repayment of capital lease obligations.
     Through June 30, 2005, we have incurred cumulative net losses of approximately $58,580 and used approximately $46,316 in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive FDA approval for our CMI product and we are able to market the CMI product in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if approved by the FDA, marketing and distribution of the CMI in the U.S., as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all.

     On July 14, 2005, the Company completed a private placement of 14,011,178 shares of Common Stock (the “2005 Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $11,200 (the “July 2005 Financing”). In connection with the July 2005 Financing, the Company issued to the purchasers warrants to purchase 3,502,797 shares of the Company’s Common Stock at an initial exercise price of $1.00, subject to adjustment (the “2005 Warrants”). The 2005 Warrants are exercisable for a period of five years from the closing of the July 2005 Financing. If within three years from the date of the closing of the July 2005 Financing, the Company issues shares of its Common Stock, or other securities or instruments convertible or exchangeable for shares of its Common Stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. Pursuant to the terms of the Subscription Agreement by and between the Company and each Investor, the 2005 Privately Placed Common Stock and the Common Stock issuable upon the exercise of the 2005 Warrants is subject to registration rights whereby the Company agreed to file a registration statement under the 1933 Act covering all of the 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants within 30 days of the closing of the July 2005 Financing. On July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain shares of our Series A Stock and Series C Stock. The registration statement of Form S-1 was declared effective on August 5, 2005.
     Based upon current cash reserves, including the net proceeds of the July 2005 Financing; planned spending rates for the remainder of 2005, including expected costs associated with development of a distribution network in Europe; and estimated spending beyond 2005, management estimates that the Company has adequate cash on hand to support ongoing operations, including continuation of our marketing and distribution activities in Europe, through at least the first quarter of 2007. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include actual sales that may vary significantly from our expectations, decisions or the actual timeline of events with respect to the CMI MCT and PMA submission, and other developments in our business.
     We previously sponsored a defined benefit pension plan covering all former employees of a former subsidiary. This pension plan was frozen and closed to new participants in October of 1997. In December 2004 we elected to terminate the pension plan, effective March 31, 2005. At June 30, 2005 and December 31, 2004, the pension plan had an unfunded liability of approximately $163. In December of 2004 we elected to terminate this pension plan effective March 31, 2005. Upon liquidation of the plan we expect to make a cash contribution from our existing cash resources to fully fund all benefits. The amount of the cash contribution, which we expect to approximate the accrued pension liability of $163, will be determined by the plan’s actuary and is dependent upon the actual performance of the plan’s assets through the liquidation date. In the third quarter of 2005, the plan’s actuary expects to complete its preliminary calculation of the funded status of the plan as of the termination date. At the termination date, March 31, 2005, we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58.
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Cautionary Note Regarding Forward-Looking Statements
     Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the managements of ReGen and RBio and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in the Risk Factors section of the Form S-1 declared effective on August 5, 2005. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2005 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

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
Item 4. Controls and Procedures
     We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures (“Disclosure Controls”), are designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls and Procedures include controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our Disclosure Controls and Procedures were effective.
     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In January 2005, we entered into a consulting agreement with MedWork AG, to provide, among other services, assistance with European marketing and distribution of the CMI. The agreement with MedWork is for an initial term of six months and provides for a monthly cash fee and 50,000 shares of ReGen common stock, which were issued on June 30, 2005. The shares of common stock were issued in reliance upon an exemption from registration under Section 4(2) of the Securities Act of 1933.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2005 annual meeting of stockholders was held on May 13, 2005. The matters on which the stockholders voted, in person or by proxy, were: (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified; (ii) to approve an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 130,000,000 to 165,000,000; (iii) to approve a one-for-seven reverse stock split of all of ReGen’s issued and outstanding Common Stock, subject to the authority of the Board; and (iv) to ratify the appointment of Ernst & Young LLP as our independent accountants for the current fiscal year.
     The results of the voting are shown below:
Election of directors:

	Number of	Number of
Name of Nominee	Votes For	Votes Withheld
Dr. Gerald E. Bisbee, Jr.	61,233,838	342,288
Dr. Abhi Acharya	61,233,838	342,288
Mr. Alan W. Baldwin	61,233,838	342,288
Dr. Robert G. McNeil	61,233,838	342,288
Dr. J. Richard Steadman	61,233,838	342,288
Mr. William R. Timken	61,233,838	342,288
Approval of an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 130,000,000 to 165,000,000:

		Number of
Number of	Number of	Votes
Votes For	Votes Against	Abstaining
61,269,932	301,244	4,950
Approval of a one-for-seven reverse stock split of all of the Company’s issued and outstanding Common Stock, subject to the authority of the Board:

		Number of
Number of	Number of	Votes
Votes For	Votes Against	Abstaining
59,525,413	2,031,616	19,097

Ratification of the selection of Ernst &Young LLP as independent auditors for the fiscal year ending December 31, 2005:

		Number of
Number of	Number of	Votes
Votes For	Votes Against	Abstaining
61,544,883	10,366	20,877
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits.
     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation (as amended)(27)

3.2	Amended and Restated By-Laws(4)

4.1	Specimen Common Stock Certificate(7)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(9)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(12)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(12)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(8)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(18)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(10)

4.8	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(14)

4.9	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(19)

4.10*	Form of Employee Incentive Stock Option Agreement(27)

4.11	Stockholders’ Agreement by and among the several stockholders named therein, dated as of June 21, 2002(15)

4.12	Amendment to Stockholders’ Agreement by and among Allen & Company Incorporated and the several stockholders named therein, dated as of December 4, 2002(16)

Number	Description
4.13*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(21)

4.14	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(22)

4.15*	Form of Incentive Stock Option Agreement(23)

4.16*	Form of Nonqualified Director Supplemental Stock Option Agreement(23)

4.17	Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(26)

4.18	Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(26)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement(27)

4.20*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(27)

4.21*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(27)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(13)

10.2	Form of Indemnification Agreement(4)

10.3	Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated February 16, 1996(20)

10.4*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(20)

10.5	Amendment to Distributorship Agreement by and between ReGen Biologics, Inc. and Sulzer Orthopedics AG dated January 18, 2002(20)

10.6	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(20)

10.7	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(20)

10.8	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(20)

10.9*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(20)

10.10	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(20)

10.11*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(20)

10.12	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(22)

10.13	Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(24)

10.14	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(25)

21.1	Subsidiaries of the Registrant(24)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated August 11, 2005(27)

Number	Description
31.2	Section 302 Certification from Brion Umidi, dated August 11, 2005(27)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated August 11, 2005(27)

32.2	Section 906 Certification from Brion Umidi, dated August 11, 2005(27)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2001 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(11)	[Reserved]

(12)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form SC 13D filed on March 24, 2003 (File No. 005-49089).

(16)	Incorporated herein by reference to the Company’s Report on Form SC 13D/A filed on October 3, 2003 (File No. 005-49089).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 6, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(21)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(22)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(23)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805)

(25)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(26)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(27)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2005.

REGEN BIOLOGICS, INC.
By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer