Form 10-Q
period 2005-09-30
REGEN BIOLOGICS INC
filed 2005-11-10
CIK 883697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock as of October 31, 2005 was 69,096,662

REGEN BIOLOGICS, INC.
INDEX

Page No.
PART I — Financial Information	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004	3

Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 (unaudited) and 2004 (unaudited), the Nine Months Ended September 30, 2005 (unaudited) and 2004 (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2005 (unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to September 30, 2005 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 (unaudited) and 2004 (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2005 (unaudited)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	26

PART II — Other Information

Item 1. Legal Proceedings	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits	27
Signatures	27
Certification	31

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,230	$12,190
Short-term investments	2,470	—
Trade receivables	47	7
Receivables from related party	—	37
Inventory	306	76
Prepaid expenses and other current assets	226	236

Total current assets	17,279	12,546
Property and equipment, net	188	55
Other assets	102	123

Total assets	$17,569	$12,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$511	$378
Due to related parties	8	8
Accrued expenses	806	638
Pension liability	163	163
Current portion of capital leases	13	7

Total current liabilities	1,501	1,194
Other liabilities	19	19
Long-term portion of capital leases	52	4
Long-term portion of notes payable to related party, including accrued interest of $1,257 and $1,094 as of September 30, 2005 and December 31, 2004, respectively	7,300	7,136

Total liabilities	8,872	8,353
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 as of September 30, 2005 and 14,655,628 shares at liquidation preference of $6,567 as of December 31, 2004	5,942	6,567
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 as of September 30, 2005 and 12,943,533 shares at liquidation preference of $5,800 as of December 31, 2004	4,375	5,033
Stockholders’ equity (deficit):
Common stock	691	517
Accumulated other comprehensive loss	—	(58)
Additional paid-in capital	64,406	51,750
Deficit accumulated during development stage	(66,717)	(59,438)

Total stockholders’ equity (deficit)	(1,620)	(7,229)

Total liabilities and stockholders’ equity (deficit)	$17,569	$12,724

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

					Period from
					December 21, 1989
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to
	2005	2004	2005	2004	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue:
Sales	$94	$190	$409	$431	$3,265
Royalties	9	12	40	37	224
Grant and other revenue	—	—	—	—	433

Total revenue	103	202	449	468	3,922

Expenses:
Costs of goods sold	70	169	409	350	3,711
Research and development	1,964	870	4,201	2,593	38,414
Business development, general and administrative	975	706	2,935	2,464	23,175
Recognition of expense for the minimum pension liability component of accumulated other comprehensive loss upon termination of defined benefit pension plan	—	—	58	—	58

Total expenses	3,009	1,745	7,603	5,407	65,358

Operating loss	(2,906)	(1,543)	(7,154)	(4,939)	(61,436)

Merger cost	—	—	—	—	(515)
Interest and other income	131	46	242	85	1,614
Rental income	89	87	252	249	2,150

Rent expense	(88)	(86)	(249)	(247)	(2,009)
Interest and other expense	(66)	(35)	(178)	(95)	(3,274)
License fees	—	—	—	—	2,050

Net loss	$(2,840)	$(1,531)	$(7,087)	$(4,947)	$(61,420)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(27)	(84)	(192)	(580)	(5,297)

Net loss attributable to common stockholders	$(2,867)	$(1,615)	$(7,279)	$(5,527)	$(66,717)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.03)	$(0.13)	$(0.14)	$(3.12)

Weighted average number of shares used for calculation of net loss per share	65,941,488	48,498,899	57,574,137	39,640,542	21,383,863

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to September 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44	—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—	—	(2,476)		(2,476)

Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1	—	—		1
Net loss					—	—			—	—	—	—	(1,342)		(1,342)

Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828	—	(3,818)		3,012
Net loss					—	—			—	—	—	—	(1,463)		(1,463)

Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828	—	(5,281)		1,549
Net loss					—	—			—	—	—	—	(1,959)		(1,959)

Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828	—	$(7,240)		$(410)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (carried forward)					2,501,890	$1			2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43	—	—		43
Net loss					—	—			—	—	—	—	(1,931)		(1,931)

Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5	—	—		5
Net loss					—	—			—	—	—	—	(3,868)		(3,868)

Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108	—	—		108
Compensation expense associated with stock option modifications					—	—			—	—	56	—	—		56
Net loss					—	—			—	—	—	—	(3,815)		(3,815)

Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)

Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)

Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)

Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—		452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—		2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)

Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	405	—	—	—	405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—		—	(4,292)	—	(4,292)
Issuance of Common Stock — warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,730)	—	(5,730)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2005 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	264	—	—	—	264
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—					(6,781)		(6,781)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	51,750	—	(59,438)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	95	—	—	—	95
Accretion of Series C Stock issuance cost	—	—	—	82	—	—	—	—	—	—	—	—	(82)	—	(82)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock— work completed	—	—	—	—	—	—	—	—	50,000	1	49	—	—	—	50
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,087)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,029)
	—
Balance at September 30, 2005 (unaudited)	13,260,025	$5,942	11,046,637	$4,375	—	$—	—	$—	69,096,662	$691	$64,406	$—	$(66,717)	$—	$(1,620)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

			Period from
			December 21, 1989
	Nine Months Ended September 30,		(Inception) to
	2005	2004	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)
Operating Activities
Net loss	$(7,087)	$(4,947)	$(61,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	186	199	6,772
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	29	47	2,208
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability component of accumulated other comprehensive loss upon termination of defined benefit pension plan	58	—	58
Exchange loss	12	—	12
Changes in operating assets and liabilities:
Other current assets and receivables	(34)	(71)	(198)
Inventory	(230)	114	(306)
Other assets	21	22	(52)
Accounts payable and accrued expenses	462	(89)	2,465
Other liabilities	—	17	38

Net cash used in operating activities	(6,583)	(4,708)	(48,914)

Investing Activities
Purchases of property and equipment	(99)	(15)	(2,101)
Changes in short-term investments	(2,470)	—	475

Net cash provided used in investing activities	(2,569)	(15)	(1,626)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock and warrants	11,210	9,911	21,630
Repayment of capital lease obligations	(8)	(4)	(131)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by financing activities	11,202	9,907	64,779

Effect of exchange rate changes on cash	(10)	—	(10)

Net increase in cash and cash equivalents	2,040	5,184	14,229
Cash and cash equivalents at beginning of period	12,190	8,323	1

Cash and cash equivalents at end of period	$14,230	$13,507	$14,230

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	63	4	196
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series A Preferred Stock	625	268	913
Warrants exercised, cashless transaction	—	10	10
Conversion of Series C Preferred Stock	850	3,068	5,018
Issuance of Common Stock for services rendered	50	—	50
Cash disclosure:
Cash paid for interest	2	1	318
See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share data)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of ReGen Biologics, Inc (“ReGen”® or the “Company”) include accounts of the Company and its wholly-owned subsidiaries, RBio, Inc. and ReGen Biologics AG. Intercompany transactions and balances are eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the interim periods.
     To date, sales of the Company’s products have been limited. ReGen will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen will emerge from the development stage when the CMI™, product is available for sale in the U.S. or the Company begins to earn significant revenue from its principal operations.
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
  Reclassifications
     Stock-based compensation, previously presented separately in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 has been reclassified as follows:

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2004	2004
	(In thousands)
Research and Development	$9	$28
Business development, general and administrative	33	171

Total stock-based compensation expense — reclassified	$42	$199

     Certain other prior year and inception to September, 30, 2005 balances have been reclassified to conform to the current period’s presentation.

  Use of Estimates
     The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
  Cash and Cash Equivalents and Short-term Investments
     The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts and a sweep account and investments in commercial paper and U.S. government agency notes. The Company held cash equivalents of $1,895 and $11,009 in money market accounts and $215 and $680 in a sweep account as of September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 the Company also held cash equivalents in commercial paper and U.S. government agency notes of $5,613 and $6,352, respectively.
     All short-term investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At September 30, 2005, the Company had invested $2,077 and $393, respectively, in U.S. government agency securities and commercial paper. The Company did not have any material realized or unrealized gains or losses at September 30, 2005 or for the three and nine month periods then ended.
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
     Inventory consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Raw material	$26	$25
Work in process	136	14
Finished goods	144	37

	$306	$76

     Inventory was adjusted down $116 and $30 as of September 30, 2005 and December 31, 2004, respectively, to reflect values at the lower of cost or market. The $116 write-down as of September 30, 2005 takes into account an increase in the market price for the CMI during the third quarter of 2005. At September 30, 2005, and December 31, 2004, 59% and 12%, respectively, of total inventory is valued at below the Company’s cost. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.
  Accrued Expenses
     Accrued expenses consist of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
Accrued professional fees	$610	$313
Accrued wages and vacation	68	210
Accrued printing cost	58	52
Other accrued cost	70	63

	$806	$638

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
     The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it had elected to terminate this pension plan effective March 31, 2005. At the termination date, the Company recognized as expense $58 which was the minimum pension liability component of accumulated other comprehensive loss. Prior to distribution of benefits to participants, the Company expects to make a cash contribution from its existing cash resources to fully fund all benefits. The amount of the cash contribution, which the Company expects to approximate the accrued pension liability of $163 at September 30, 2005, will be determined by the Pension Plan’s actuary at the time of distribution and is dependent upon, among other factors, the actual performance of the plan assets through the distribution date and the applicable interest rate in effect at the beginning of the plan year in which the distributions are made. Other pension expense during the three and nine month periods ended September 30, 2005 and 2004 was not material.
  Foreign Currency Transactions
     The Company has determined the functional currency of its Swiss subsidiary to be the U.S. dollar (USD). The Swiss subsidiary’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures the Swiss subsidiary’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Exchange gains and losses from intercompany transactions of a long-term investment nature are reported in other comprehensive income. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the Swiss subsidiary’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the three month and nine month periods ended September 30, 2005, approximated $3 and $12, respectively. Before 2005 the Company had no foreign currency transaction gains or losses.
  Rental Activities
     The Company subleases space in one of its facilities to an unrelated third party. Rental income and expense associated with this sublease are presented below operating loss. Rental expense includes an allocation of building related expenses based on the ratio of subleased space to total space.
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

     The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, if the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized. Had compensation costs for the Company’s stock options been determined based on SFAS No. 123 as amended by SFAS No. 148, the Company’s net loss attributable to common stockholders and net loss per share attributable to common stockholders would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(2,867)	$(1,615)	$(7,279)	$(5,527)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	34	36	102	181
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(191)	(194)	(570)	(613)

Pro forma net loss attributable to common stockholders	$(3,024)	$(1,773)	$(7,746)	$(5,959)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.04)	$(0.03)	$(0.13)	$(0.14)
Basic and diluted — pro forma	$(0.05)	$(0.04)	$(0.13)	$(0.15)
Shares	65,941,488	48,498,899	57,574,137	39,640,542
     The fair value of the options is estimated on the date of the grant using the Black-Scholes option pricing model. No options were granted during the three months ended September 30, 2005. The following assumptions were used in the pricing calculation for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2004	2005	2004
Risk free interest rate	4.14%	4.21%	4.14 - 4.80%
Dividend yield	0%	0%	0%
Expected lives	10 years	10 years	10 years
Expected volatility	91.57%	81.28%	91.57-100.50%
     The expected volatility for 2005 and 2004 was calculated by using historical stock prices of the Company.
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
     In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. Statement 154 applies to all voluntary changes in accounting principle and requires retrospective application (as defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition Statement 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt Statement 154 beginning January 1, 2006.
   (2) COMMITMENTS AND CONTINGENCIES
     From time to time the Company may be a defendant to lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.
     The Company’s operations are under rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. In the second quarter of 2005 the FDA initiated an inspection, or audit, of the Company’s records relating to the CMI clinical trial and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company responded to the FDA’s audit notice and, where deemed necessary by management, took corrective action to address the investigators’ observations. In the third quarter of 2005, as a follow-up to the notice of inspectional observations, the Company received a warning letter from the FDA indicating that at that time the FDA believed that the Company had not adequately addressed in its written response the specific observations and issues identified in the Form 483. The Company believes that it responded to the issues raised in the Form 483 through the written response and updated procedures provided to the FDA prior to the issuance of the warning letter. Management believes that the warning letter may not have taken into account the Company’s adoption and implementation of the updated procedures. Subsequent to September 30, 2005, the Company submitted its written response to the warning letter, including reference to its previously submitted response to the Form 483 and the updated procedures. Responding to FDA inquiries and providing the FDA with information is time consuming for management and could cause a delay in the submission of our Pre-Market Approval Application (PMA) to the FDA.

Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of our PMA for the CMI, enforcement actions, injunctions, and criminal prosecution.
   (3) CONCENTRATIONS OF RISK
     The Company currently markets and sells two products. Our primary product, the CMI, is a type I collagen implant designed to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee. We also sell the SharpShooter® Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscal repair procedures.
     Linvatec has a worldwide non-exclusive license to sell the SharpShooter product. The Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”), which is also a shareholder and creditor of the Company, had, pursuant to a distribution agreement, a non-exclusive license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. The distributorship agreement with Centerpulse terminated effective August 11, 2005, and ReGen now has exclusive worldwide rights to market the CMI. Effective March 23, 2005, the Company has formed a Swiss subsidiary, ReGen Biologics AG, to conduct certain of its marketing and distribution activities outside the United States. Concentrations of receivables and revenue by geographic location as of and for the periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Receivables:
U.S
Trade (Linvatec)	37%	38%	37%	38%
Switzerland
Related party (Centerpulse)	0%	62%	0%	62%
Trade (various)	6%	0%	6%	0%
Germany (Trade-various)	41%	0%	41%	0%
Belgium (Trade-various)	16%	0%	16%	0%
Sales revenue:
U.S. (Linvatec)	67%	31%	84%	51%
Switzerland
Centerpulse	3%	69%	9%	49%
Other	3%	0%	1%	0%
Germany (various)	19%	0%	4%	0%
Belgium (various)	8%	0%	2%	0%
Royalties:
U.S. (Linvatec)	100%	100%	100%	100%
     Sales to and receivables from Linvatec and Centerpulse are denominated in U.S. dollars. Except for Centerpulse, the Company’s sales and receivables in Switzerland are denominated in Swiss francs. All other non-U.S. sales and receivables are denominated in euros.
     In several cases the Company relies on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

     At September 30, 2005, less than 1% of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 2% of current liabilities related to unsettled obligations denominated in CHF. For both the three month and nine month periods ended September 30, 2005, 3% of the Company’s expenses resulted from transactions denominated in CHF. Before 2005 the Company did not have cash and cash equivalent balances held in foreign currency or material transactions denominated in foreign currency.
   (4) RELATED PARTY TRANSACTIONS
     Amounts due to related parties, $8 and $8, at September 30, 2005 and December 31, 2004, respectively include reimbursable expenses due to a shareholder and royalties due to an individual who is a shareholder and director. The Company has expensed $32 and $22 due to related parties during the nine months ended September 30, 2005 and the year ended December 31, 2004, respectively.
   (5) CAPITAL TRANSACTIONS
     In the third and second quarters, respectively, of 2005, holders of 1,372,933 and 22,670 shares of Series A Redeemable Convertible Preferred Stock (the “Series A Stock”) exercised their right to convert their shares to an equal number of shares of common stock. In the first and second quarters, respectively, holders of 1,673,732 and 223,164 shares of Series C Redeemable Convertible Preferred Stock (the “Series C Stock”) exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C Stock conversions, during the first and second quarters of 2005, $98 and $12, respectively, of unamortized issuance costs associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders.
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
     Pursuant to the terms of the Subscription Agreement by and between the Company and each Investor, the 2005 Privately Placed Common Stock and the Common Stock issuable upon the exercise of the 2005 Warrants is subject to registration rights whereby the Company agreed to file a registration statement under the 1933 Act covering all of the 2005 Privately Placed Common Stock and the Common Stock issuable upon the exercise of the 2005 Warrants within 30 days of the closing of the July 2005 Financing. On July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the 2005 Common Stock issuable upon the exercise of the Warrants as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain shares of the Series A Stock and the Series C Stock. The registration statement on Form S-1 was declared effective on August 5, 2005.
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
Business
     We are a development stage orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. Our primary product, the CMI, is a type I collagen implant designed to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee. A damaged meniscus is frequently treated with an arthroscopic surgical procedure known as a partial meniscectomy. During this procedure, surgeons remove damaged meniscus tissue leaving less meniscus tissue to support the knee and protect the knee from further degeneration or injury.

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
     Patients in the MCT are required to complete a two-year clinical follow-up prior to the submission of clinical results in our Pre-market Approval Application (PMA) to the FDA. In November 2002, we completed the initial enrollment and related surgical procedures for our CMI clinical trial in the U.S. By April 2003, surgical procedures were completed on the additional 25 patients. We completed the last of the two-year clinical follow-up exams in the second quarter of 2005. In July 2004, we submitted to the FDA the manufacturing module, the first of three modules, of the PMA for the CMI. We expect to complete our submission to the FDA with submission of the pre-clinical and clinical modules, the remaining modules of the PMA, targeted by the end of 2005.
     The MCT is comprised of two separate protocols, one for acute patients and one for chronic patients. Both clinical protocols for the CMI specify a composite analysis of multiple endpoints. In particular, there are three primary endpoints for the clinical trial of the CMI: i) pain; ii) function; and iii) patient self-assessment (i.e. the patient’s self assessment of “the condition of the knee”). There are three secondary endpoints for the CMI trial: i) tissue growth; ii) histology; and iii) radiology. In each of these sets of three endpoints, success is defined as superiority in two out of three of the endpoints. There is an additional endpoint, activity level, measured by the Tegner Score that has a specific success criteria specified in the protocol. This endpoint is defined to include an analysis of the pre-injury, pre-operative and post-operative activity levels measured by the Tegner Index, which measures the return of activity lost due to the patient’s injury. There are a number of other variables provided for in the MCT protocols, including patient satisfaction.
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
     Although the preliminary results of the MCT do not match all of the endpoints in the clinical protocol, we are encouraged by these preliminary observations. We have seen positive results in tissue growth, the primary goal of the CMI. We believe that the tissue growth may delay future degenerative problems in the knee. Further, we believe that positive results in the Tegner Index mean that patients are better able to return to their pre-injury lifestyles. Finally, the preliminary results indicate that the CMI is safe and that patient satisfaction levels are higher with the CMI than the control group.
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

     If we were to obtain FDA approval, we believe the following trends may be relevant to the sales of the CMI in the U.S. The number of partial meniscectomy procedures is expected to grow by approximately 5% per year for the foreseeable future due to the aging population, the growing proportion of “weekend warriors” and the lack of viable alternatives. The number of patients that would be eligible for a medial CMI implant in the U.S., if the CMI were approved by the FDA, is expected to increase to approximately 40% of all partial meniscectomy procedures, or approximately 500,000 patients, by 2011. We estimate that, based on the expected average sales price of the CMI in the U.S. if the CMI had been approved by the FDA, the U.S. market for the medial CMI in 2004 would have been approximately $1.2 billion, and is expected to increase to approximately $1.8 billion by 2011 if the CMI is approved by the FDA. This estimate is based on an assumed average reimbursed sales price of $3,500 for the CMI, and does not include surgeon and other facility costs. Sales of the CMI in the U.S. will not occur until it has been approved for sale in the U.S. by the FDA, of which there can be no assurance.
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
     To date, sales of our products have been limited. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for FDA approval. Before the third quarter of 2005, we distributed the CMI outside the U.S. on a non-exclusive basis pursuant to a distributorship agreement with the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”). This distributorship agreement terminated effective August 11, 2005, and ReGen now has exclusive worldwide rights to market the CMI. Effective March 23, 2005, we created a Swiss subsidiary to conduct our European distribution activities through local market distributors and a limited number of employees to be hired by the Company or its subsidiary. On October 24, 2005, we entered into a distributor agreement with Xmedica s.r.l. (“Xmedica”) whereby we granted Xmedica exclusive distribution rights to market the CMI in Italy. The agreement runs through December 31, 2007, and includes provisions to renew and extend the relationship.
     We also sell the SharpShooter Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscal repair procedures. The SharpShooter is currently marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD), in Europe through ReGen Biologics AG, and in Italy through a non-exclusive distribution agreement with Xmedica. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.
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
Recent Developments
     On July 14, 2005, the Company completed a private placement of 14,011,178 shares of Common Stock, together with stock purchase warrants (the “2005 Privately Placed Common Stock”), at a price per common share of $0.85, resulting in proceeds net of issuance costs of approximately $11,200 (the “July 2005 Financing”). This transaction is discussed in greater detail under “Liquidity and Capital Resources” below.
     In the second quarter of 2005 the FDA initiated an inspection, or audit, of the Company’s records relating to the CMI clinical trial and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company responded to the FDA’s audit notice and, where deemed necessary by management, took corrective action to address the investigators’ observations. In the third quarter of 2005, the Company received a warning letter from the FDA dated September 16, 2005 (the “Warning Letter”).

     The Warning Letter was a follow-up to the FDA Form 483 notice of inspectional observations, dated May 18, 2005. The observations related primarily to the Company’s monitoring, compliance and the retention of records in the conduct of the MCT for the CMI. The Company was aware of the issues that led to the observations prior to the time of the FDA inspection. In fact, the Company had earlier notified the FDA of such issues and had commenced corrective action.
     The Company submitted its response to the Form 483 via letter dated June 7, 2005. The Company also submitted to the FDA a revised set of training and other procedures on August 16, 2005 (the “Updated Procedures”). The Updated Procedures specifically address training of the new corrective procedures, as well as follow-up and monitoring to ensure the effective implementation of the corrective actions called for by the Form 483 observations.
     The Warning Letter indicated that at that time the FDA believed the Company had not adequately addressed in its June 7, 2005 written response the specific observations and issues identified in the Form 483. The Company believes that it responded to the issues raised in the Form 483 through the response to the Form 483 and the Updated Procedures previously provided to the FDA. Management believes that the Warning Letter may not have taken into account the Company’s adoption and implementation of the Updated Procedures. In October 2005, the Company submitted its written response to the Warning Letter, which referenced the Company’s response to the Form 483 submitted on June 7, 2005 and included the Updated Procedures.
     On September 21, 2005, the Company and certain investors in the Company, including J. Richard Steadman, M.D., Sanderling Venture Partners IV Co-Investment Fund, L.P., Sanderling IV Biomedical Co-Investment Fund, L.P., Sanderling IV Venture Management, Sanderling Venture Partners V Co-Investment Fund, L.P., Sanderling V Biomedical Co-Investment Fund, L.P., Sanderling V Limited Partnership, Sanderling V Beteiligungs GmbH & Co. KG, Sanderling V Ventures Management, Sanderling Venture Partners II, L.P., Sanderling Ventures Limited, L.P. (the “Stockholders”) entered into an Amended and Restated Stockholders’ Agreement (the “Amended and Restated Stockholders’ Agreement”) amending and restating the Stockholders’ Agreement entered into as of June 21, 2002 and as amended on December 4, 2002 between the Company, the Stockholders and Centerpulse USA Holding Co. (“Centerpulse”) (the “Stockholders’ Agreement”).
     Prior to the amendments and pursuant to the terms of the Stockholders’ Agreement, each of the parties had agreed to vote in favor of the election of the following directors to ReGen’s board of directors: (1) the chief executive officer of ReGen (initially, Gerald E. Bisbee, Jr., Ph.D.); (2) two designees of Sanderling Ventures (initially, Robert G. McNeil, Ph.D. and Abhi Acharya, Ph.D.); (3) one designee of Centerpulse (Centerpulse’s previous designee, Richard Fritschi, resigned from the Board in February 2005 and no director has subsequently been designated); (4) one designee elected in accordance with ReGen’s certificate of incorporation and bylaws and applicable law (Alan W. Baldwin); and (5) two designees of a majority of the other five directors elected pursuant to the stockholders agreement (J. Richard Steadman, M.D. and William R. Timken). The Stockholders’ Agreement sets forth that if a stockholder who is entitled to appoint a director pursuant to the Stockholders Agreement fails to designate a representative to fill a directorship, a person may be elected to fill the position in accordance with the Company’s certificate of incorporation, bylaws and applicable Delaware law. The Stockholders’ Agreement was amended on December 4, 2002 pursuant to which the parties released Allen & Company Incorporated from its obligations under the stockholders’ agreement. The Stockholders’ Agreement may be amended by an instrument in writing signed by the Company and the parties to the Stockholders’ Agreement holding, at the time of such amendment, at least a majority of the shares of Common Stock, Series A Convertible Preferred Stock, and Series C Convertible Preferred Stock, of the Company together with any shares of capital stock of the Company acquired after the date of the Stockholders’ Agreement.
     The terms of the Amended and Restated Stockholders’ Agreement remain unchanged except that the Amended and Restated Stockholders’ Agreement amends the Stockholders’ Agreement to require each of the parties to vote in favor of the election of the following directors to ReGen’s board of directors: (1) the chief executive officer of ReGen (initially, Gerald E. Bisbee, Jr., Ph.D.); (2) two designees of Sanderling Ventures (initially, Robert G. McNeil, Ph.D. and a director deemed to be independent as defined in Section 4200(a)(15) of the National Association of Securities Dealers or the rules of any national securities exchange where the Company intends to list its common stock); and (4) four designees of a majority of the other members of the Board of Directors (initially Alan W. Baldwin, Dr. Abhi Acharya, J. Richard Steadman, M.D. and William R. Timken).
     As amended, the Amended and Restated Stockholders’ Agreement releases Centerpulse from its obligations under the agreement and removes the right of Centerpulse to designate a director for whom the parties to the Amended and Restated Stockholders’ Agreement will vote.
     On October 24, 2005, we entered into a distributor agreement with Xmedica s.r.l. (“Xmedica”) whereby we granted Xmedica exclusive distribution rights to market the CMI in Italy. Xmedica will also market SharpShooter on a non-exclusive basis. The agreement runs through December 31, 2007, and includes provisions to renew and extend the relationship.

Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. For further discussion of our accounting policies see Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS: The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts and a sweep account and investments in commercial paper and U.S. government agency notes. The Company held cash equivalents of $1,895 and $11,009 in money market accounts and $215 and $680 in a sweep account as of September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 the Company also held cash equivalents in commercial paper and U.S. government agency notes of $5,613 and $6,352, respectively.
All short-term investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At September 30, 2005, had invested $2,077 and $393, respective, in U.S. government agency securities and commercial paper. The Company did not have any material realized or unrealized gains or losses at September 30, 2005 or for the three and nine month periods then ended.
Results of Operations
RECLASSIFICATION OF STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense, previously presented separately for the three and nine months ended September 30, 2004, has been reclassified as follows:

	Three Months Ended	Nine Months Ended
	September30,	September 30,
	2004	2004
	(unaudited)	(unaudited)
	(In thousands)
Research and Development	$9	$28
Business development, general and administrative	33	171

Total stock-based compensation expense — reclassified	$42	$199

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004
REVENUE. The Company’s revenue for the three and nine months ended September 30, 2005 approximated $103 and $449, respectively, compared with $202 and $468, respectively, for the same periods in 2004. The approximate decreases of $99 or 49% and $19 or 4%, respectively, resulted from lower sales to the Centerpulse unit of Zimmer (“Zimmer”), our former distributor of the CMI outside the U.S., partially offset by sales through the Company’s Swiss subsidiary and higher sales to Linvatec.
Our distributorship agreement with Zimmer terminated effective August 11, 2005; and we had no CMI sales to Zimmer in the three and nine months ended September 30, 2005 compared to approximately $107 and $165, respectively, for the same periods in 2004. In March 2005, the Company formed ReGen Biologics AG, as a subsidiary in Appenzell, Switzerland, to conduct its marketing and distribution activities in Europe. As a result of the termination of our distribution relationship with Zimmer we have exclusive worldwide rights to market the CMI. CMI sales by our Swiss subsidiary approximated $25 for both the three and nine months ended September 30, 2005.
SharpShooter sales in the three and nine months ended September 30, 2005 approximated $69 and $384, respectively, compared with $83 and $266 respectively for the same periods in 2004, representing a decrease of $14 (17%) for the three months ended September 30, 2005 and an increase of $118 (44%) for the nine months ended September 30, 2005.

For the three and nine months ended September 30, 2005, SharpShooter sales to Linvatec, our primary distributor for the SharpShooter, approximated $63 and $343, respectively, compared to $59 and $219, respectively, for the same periods in 2004, representing increases of $4 (7%) and $124 (57%), respectively. Sales to Linvatec accounted for approximately 92% and 89%, respectively, of total SharpShooter sales for the three and nine months ended September 30, 2005 and 72% and 82%, respectively, for the same periods in 2004. Historically, sales to Linvatec have been inconsistent. The increased sales to Linvatec during 2005 may not be indicative of a future trend.
SharpShooter sales to Zimmer for the three and nine months ended September 30, 2005 approximated $3 and $38, respectively, compared to $24 and $47, respectively, for the same periods in 2004, representing decreases of $21 (88%) and $9 (19%), respectively. Zimmer’s SharpShooter distribution rights effectively terminated as a result of termination of the CMI distribution agreement on August 11, 2005. Accordingly, there will be no future shipments of SharpShooter products to Zimmer.
Royalties received from Linvatec for the three and nine months ended September 30, 2005 approximated $9 and $40, respectively, compared with $12 and $37, respectively, for the same periods in 2004, representing a decrease of $3 (25%) and an increase of $3 (8%), respectively.
COST OF GOODS SOLD. For the three and nine months ended September 30, 2005 cost of goods sold approximated $70 and $409 respectively, compared with $169 and $350 for the same periods in 2004, representing a decrease of $99 (59%) and an increase of $59 (17%), respectively. For the three and nine months ended September 30, 2005 approximately $53 and $266, respectively, of cost of goods sold related to SharpShooter units sold compared with $59 and $178, respectively, for SharpShooter units sold in the same periods in 2004, representing a decrease of $6 (10%) and an increase of $88 (49%), respectively.
For both the three and nine months ended September 30, 2005 approximately $29 of cost of goods sold related to CMI units sold compared with $102 and $142, respectively, for the same periods in 2004, representing decreases of $73 (72%) and $113 (80%), respectively. The remaining $114 of cost of goods sold for the nine months ended September 30, 2005, resulted from the write-down to net realizable value of CMI units included in work-in-process and finished goods inventories at September 30, 2005. The percentage of inventory valued at below the Company’s cost was 59% and 18%, respectively, at September 30, 2005 and 2004. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first nine months of 2005 may not be indicative of a future trend.
RESEARCH AND DEVELOPMENT. Research and development expenses for the three and nine months ended September 30, 2005 approximated $1,964 and $4,201, respectively, compared with $870 and $2,593, respectively, for the same periods in 2004. Significant factors contributing to the $1,094 (126%) increase for the comparative three month periods include: (i) $1,160 increase for consulting, legal, and other professional fees related to our PMA submission to the FDA and for research and development projects; (ii) $38 increased salaries and benefits related to new hires, planned wage increases and temporary help; (iii) $9 increase in facility and administrative costs; partially offset by (iv) $113 decrease due to the higher proportion of CMI units produced for commercial resale versus those produced for development and quality control purposes. Significant factors contributing to the $1,608 (62%) increase for the comparative nine month periods include: (i) $1,646 increase for consulting, legal, and other professional fees related to our PMA submission to the FDA and for research and development projects; (ii) $138 increased salaries and benefits related to new hires, planned wage increases and temporary help and (iii) $3 increase in administrative costs; partially offset by (iv) $34 reduction of clinical costs related to the CMI clinical trials; and (v) $145 decrease due to a lower proportion of CMI units produced for development and quality control purposes. Management expects continued higher levels of spending for professional fees through 2005 as we prepare our PMA for submission to the FDA. Although clinical costs associated with the CMI MCT have decreased in 2005 compared with 2004, other related costs, such as professional fees incurred for preparation and submission of the PMA, have increased in 2005 compared with 2004. For the remainder of 2005 we expect costs generally associated with the MCT will continue to increase as we continue the PMA preparation and submission process.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and nine months ended September 30, 2005 approximated $975 and $2,935, respectively, compared with approximately $706 and $2,464, respectively, for the same periods in 2004. Significant factors contributing to the $269 (38%) increase for the comparative three month periods include: (i) $175 increase for marketing and distribution costs, including legal and consulting fees and other marketing costs associated with establishing our Swiss subsidiary and development of our distribution and marketing capabilities for Europe and the U.S; (ii) $74 increase in salary and benefits related to new hires and planned wage increases, of which $22 is for new hires of our Swiss subsidiary; (iii) $15 increase for investor relations and shareholder services; and (iv) $5 increase in general and administrative costs. Significant factors contributing to the $471 (19%) increase for the comparative nine month periods include: (i) $399 increase in marketing and distribution costs, including consulting fees and other marketing costs associated with establishing our Swiss subsidiary and with preparation of marketing plans for Europe and the U.S.; (ii) $100 increase in salary and benefits related to new hires and planned wage increases, of which $38 is for new hires of our Swiss subsidiary; (iii) $77 increase for expenses related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act; and (iv) $26 increase for investor relations; partially offset by (v) $131 decrease in professional fees, primarily for legal, accounting, and printing charges incurred in 2004 associated with preparation and filing of a registration statement with the Securities and Exchange Commission on Form S-1. We expect that business development, general and administrative costs will continue to increase during 2005. In particular, we expect to incur additional costs during 2005 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and (ii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities both in Europe and other markets.
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
NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $131 and $242 for the three months and nine months ended September 30, 2005, respectively, compared with $46 and $85 for the same periods in 2004, increases of approximately $85 and $157, respectively, primarily related to higher interest rates and higher cash and cash equivalents and short-term investment balances during 2005. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $1 and $3, respectively for the three and nine months ended September 30, 2005, compared with $1 and $2 for the same periods in 2004. Interest and other expense approximated $66 and $178 for the three months and nine months ended September 30, 2005, respectively, compared with $35 and $95, respectively, for the same periods in 2004, increases of $31 and $83, respectively, primarily due to (i) increases of $28 and $71, respectively, resulting from higher interest rates and compounding of interest and (ii) increases of $3 and $12, respectively, related to foreign currency transaction losses.
Liquidity and Capital Resources
     During the third quarter of 2005, the Company invested in commercial paper and U.S. government agency notes and bonds. The Company considers all highly liquid investments purchased with a maturity of 90 days or less at the date of acquisition to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts, a sweep account and certain investments in commercial paper and U.S. government agency notes. All short-term investments are commercial paper and U.S. government agency debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value.
     Cash and cash equivalents and short-term investments approximated $16,700 as of September 30, 2005 compared with approximately $12,190 as of December 31, 2004. The net increase in cash and cash equivalents and short-term investments is a result of net proceeds from the July 2005 financing, less cash used to support our normal operations, for equipment purchases, and for repayment of capital lease obligations.
     During the first quarter of 2005 we formed a Swiss subsidiary to conduct certain of our marketing and distribution activities outside the U.S. At September 30, 2005 less than 1% of our cash and cash equivalents balance is held in Swiss francs. The effect on our 2005 consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

     Cash used in operating activities during the nine months ended September 30, 2005 approximated $6,583, which resulted from the net loss of $7,087, adjusted to account for a net increase in accounts receivables, inventory and other assets of approximately $243, a net increase in accounts payable, accrued expenses and other liabilities of $462 together with adjustments of $285 for non-cash items, including depreciation, stock-based compensation, recognition as expense of the minimum pension liability component of accumulated other comprehensive loss upon termination of the defined benefit pension plan and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.
     During the nine months ended September 30, 2005, we invested approximately $2,470 in commercial paper and U.S. government agency bonds and $99 in property and equipment and repaid $8 of our capital lease obligations.
     Through September 30, 2005, we have incurred cumulative inception to date net losses of approximately $61,420 and used approximately $48,914 in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive FDA approval for our CMI product and we are able to market the CMI product in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if approved by the FDA, marketing and distribution of the CMI in the U.S., as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital under commercially reasonable terms and conditions, or at all.
     On July 14, 2005, the Company completed a private placement of 14,011,178 shares of Common Stock (the “2005 Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $11,207 (the “July 2005 Financing”). In connection with the July 2005 Financing, the Company issued to the purchasers warrants to purchase 3,502,797 shares of the Company’s Common Stock at an initial exercise price of $1.00, subject to adjustment (the “2005 Warrants”). The 2005 Warrants are exercisable for a period of five years from the closing of the July 2005 Financing. If within three years from the date of the closing of the July 2005 Financing, the Company issues shares of its Common Stock, or other securities or instruments convertible or exchangeable for shares of its Common Stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. Pursuant to the terms of the Subscription Agreement by and between the Company and each Investor, the 2005 Privately Placed Common Stock and the Common Stock issuable upon the exercise of the 2005 Warrants is subject to registration rights whereby the Company agreed to file a registration statement under the 1933 Act covering all of the 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants within 30 days of the closing of the July 2005 Financing. On July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain shares of our Series A Stock and Series C Stock. The registration statement on Form S-1 was declared effective on August 5, 2005.
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
     We previously sponsored a defined benefit pension plan covering all former employees of a former subsidiary. This pension plan was frozen and closed to new participants in October of 1997. In December 2004 we elected to terminate the pension plan, effective March 31, 2005. At September 30, 2005 and December 31, 2004, the pension plan had an unfunded liability of approximately $163. Upon liquidation of the plan we expect to make a cash contribution from our existing cash resources to fully fund all benefits. The amount of the cash contribution, which we expect to approximate the accrued pension liability of $163, will be determined by the plan’s actuary and is dependent upon, among other factors, the actual performance of the plan’s assets through the distribution date and the applicable interest rate in effect at the beginning of the plan year in which the distributions are made. At the termination date, March 31, 2005, we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58.

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
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our Disclosure Controls and Procedures were effective.
     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)
     On July 14, 2005, the Company completed a private placement of 14,011,178 shares of Common Stock (the “2005 Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $11,207 (the “July 2005 Financing”). In connection with the July 2005 Financing, the Company issued to the purchasers warrants to purchase 3,502,797 shares of the Company’s Common Stock at an initial exercise price of $1.00, subject to adjustment (the “2005 Warrants”). The 2005 Warrants are exercisable for a period of five years from the closing of the July 2005 Financing. If within three years from the date of the closing of the July 2005 Financing, the Company issues shares of its Common Stock, or other securities or instruments convertible or exchangeable for shares of its Common Stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. All of these shares were issued in reliance upon an exemption from the registration requirements of the federal securities laws pursuant to Section 4(2) of the Securities Act because the shares were only offered to accredited investors.
     Pursuant to the terms of the Subscription Agreement by and between the Company and each Investor, the 2005 Privately Placed Common Stock and the Common Stock issuable upon the exercise of the 2005 Warrants is subject to registration rights whereby the Company agreed to file a registration statement under the 1933 Act covering all of the 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants within 30 days of the closing of the July 2005 Financing. On July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain shares of our Series A Stock and Series C Stock. The registration statement on Form S-1 was declared effective on August 5, 2005.

Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.
     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation (as amended)(22)

3.2	Amended and Restated By-Laws(4)

4.1	Specimen Common Stock Certificate(6)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(7)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)

Number	Description
4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)

4.8	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)

4.9	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(21)

4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(4)

10.3*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(15)

10.4	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(15)

Number	Description
10.5	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(15)

10.7*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

10.8	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between ReGen Biologics, Inc. and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(19)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated November 10, 2005(24)

31.2	Section 302 Certification from Brion Umidi, dated November 10, 2005(24)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated November 10, 2005(24)

32.2	Section 906 Certification from Brion Umidi, dated November 10, 2005(24)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805)

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Included with this filing.

* Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2005.

REGEN BIOLOGICS, INC.

By:	/s/ BRION D. UMIDI

Brion D. Umidi
Senior Vice President and
Chief Financial Officer