Form 10-K
period 2005-12-31
REGEN BIOLOGICS INC
filed 2006-03-28
CIK 883697

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Title of Class

Common Stock $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. Check one:
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant as of June 30, 2005 was approximately $39,354,463. The number of outstanding shares of the registrant’s common stock as of March 21, 2006 was 69,612,847.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the 2006 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	35
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	51
Item 8.	Financial Statements and Supplementary Information	52
	Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	52
	Consolidated Balance Sheets as of December 31, 2005 and 2004	53
	Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004, 2003 and the Period from December 21, 1989 (Inception) to December 31, 2005	54
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (Inception) to December 31, 2005	55
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, 2003 and the Period from December 21, 1989 (Inception) to December 31, 2005	60
	Notes to Consolidated Financial Statements	62
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	88
Item 9A.	Controls and Procedures	88
Item 9B.	Other Information	88

PART III
Item 10.	Directors and Executive Officers of the Registrant	88
Item 11.	Executive Compensation	88
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
Item 13.	Certain Relationships and Related Transactions	89
Item 14.	Principal Accountant Fees and Services	89

PART IV
Item 15.	Exhibits, Financial Statement Schedules	89
Signatures		93
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Cautionary Note Regarding Forward-Looking Statements

Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the management of ReGen and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in Item 1A. Risk Factors of this Form 10-K. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2006 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Important factors that could cause actual results to differ materially include, but are not limited to, FDA clearance of our 510(k) application, as more fully described below, or in the alternative, our ability to complete the PMA filing and obtain FDA approval, our ability to obtain additional financing, our ability or the ability of our distribution partners to effectively market and sell our products, our ability to procure product components and effectively produce products for resale, our ability to control production quantities and inventory in order to avoid unanticipated costs such as outdated inventory, the timely collection of our accounts receivable, our ability to attract and retain key employees, our ability to timely develop new products and enhance existing products, the occurrence of certain operating hazards and uninsured risks, such as product recalls, our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms, the impact of governmental regulations, changes in technology, marketing risks, other unforeseen events that may impact our business and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

Item 1.	Business

General

We are a development stage orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. ReGen’s patented collagen scaffold technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company’s first approved product using its collagen scaffold technology is the CMItm, which is approved for sale in the EU and marketed through the Company’s European subsidiary, ReGen Biologics AG.

On January 3, 2006, the Company announced the December 28, 2005 submission of a 510(k) premarket notification to the FDA for the ReGen® collagen scaffold family of products, for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The collagen scaffold provides a resorbable scaffold to reinforce soft tissue defects while facilitating guided tissue remodeling of the patient’s own tissue. The 510(k) filing is necessary to obtain clearance to market the collagen scaffold as a medical device in the United States. We are currently awaiting clearance from the FDA. The 510(k) clearance process usually takes from three to nine months, but could last longer.

In consideration of the filing of the 510(k) premarket notification, our current strategy is to focus on the following initiatives:

•	Obtaining FDA clearance of the collagen scaffold;

•	Further developing our distribution and marketing programs for the CMI and other ReGen products in Europe and certain other countries;

•	Developing our distribution and marketing programs for the collagen scaffold and other ReGen products in the U.S.; and

•	Conducting further research on selected product opportunities within our research and development pipeline.

Our long-term strategy is to capitalize on our proven collagen scaffold technology by continuing to design, develop, manufacture and market our own products, as well as partner with key market leaders to develop and market products in targeted therapeutic areas.

The Company’s first approved product using its collagen scaffold technology is the CMItm, which is approved for sale in the EU and marketed through the Company’s European subsidiary, ReGen Biologics AG, beginning in 2005. To date, sales of our products have been limited. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for marketing clearance by the FDA. Before the third quarter of 2005, we distributed the CMI outside the U.S. on a non-exclusive basis pursuant to a distributorship agreement with the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”). This distributorship agreement terminated effective August 11, 2005, and ReGen now has exclusive worldwide rights to market the CMI subject to relevant regulatory clearance in each market. Effective March 23, 2005, we created a Swiss subsidiary to conduct our European distribution activities through local market distributors and a limited number of employees to be hired by the Company or its subsidiary. In the fourth quarter of 2005, we entered into distributorship agreements with three independent orthopedic device marketing organizations for distribution of our products in Italy and Spain. The initial terms of the respective agreements run through December 31, 2007.

We also sell the SharpShooter® Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures. The SharpShooter is currently marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD), and in Europe through ReGen Biologics AG, including Italy and Spain through independent medical device marketing companies in those markets. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.

References in this Report to “ReGen,” the “Company,” “we,” “us” and “our” refer to ReGen Biologics, Inc., unless the context otherwise requires.

Development of Business

ReGen Biologics, Inc., a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry. We sold or discontinued the APACHE business and changed the Company’s name to Aros Corporation in 2001. In connection with the acquisition of RBio, Inc., formerly ReGen Biologics, Inc., discussed below, as of November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the new ticker symbol “RGBI”, effective November 20, 2002.

Until June 21, 2002, when it was acquired by Aros Corporation in a reverse merger, RBio, Inc. (“RBio”), formerly named ReGen Biologics, Inc., was a privately held tissue engineering company. RBio, our wholly owned subsidiary, designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. RBio was founded in 1989 and was headquartered in Franklin Lakes, New Jersey where our corporate management, clinical and regulatory affairs, and marketing operations remain located. RBio also operates an ISO 13485 certified manufacturing and research facility in Redwood City, California and trains surgeons in the use of its products at the Steadman Hawkins Foundation in Vail, Colorado and in other locations both within and outside of the U.S.

RBio’s business comprises substantially all of the business conducted by ReGen; accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations.

In March 2005, we created a wholly-owned Swiss subsidiary, ReGen Biologics AG (“ReGen AG”), from which we conduct our European distribution activities through local market distributors and a limited number of employees hired by the Company or ReGen AG.

Our Core Technology

Our core, collagen scaffold technology focuses on guided tissue generation. That is, if injured or deficient tissues and structures within the body are provided with a suitable environment for cellular ingrowth, the body has the ability to use its own cellular repair mechanisms to remodel into new tissue. We have developed a proprietary type I bovine collagen scaffold material that functions as an excellent substrate onto which the body’s own cells migrate, adhere and use as a template to generate new tissue. We believe our proprietary tissue engineering processes are capable of producing a variety of two and three dimensional collagen scaffolds with chemical, mechanical, and physical properties optimized for the remodeling of tissue in specific sites within the body. Our initial application, the CMI, uses this technology to guide the generation of new tissue in the medial meniscus of the knee. We have recently completed development of, and have received EU approval to expand the CE mark for our CMI product for use in the lateral meniscus of the knee. This lateral CMI uses the same core technology as the medial with a modified size and shape for use in the lateral or outside compartment of the knee joint. We have a number of additional applications of our core technology in varying stages of development for use in and outside of the orthopedic marketplace.

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

The Meniscus Market

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

In the last 50 years, both the conceptual understanding of meniscus function and the resulting methods of meniscus repair have changed dramatically. Previously, it was generally believed that menisci served no particular function and could be removed without causing any adverse effects to the patient. However, laboratory investigations of biomechanical function have shown that the meniscus is a vital structure in lubrication and stabilization of the knee joint, protection of joint surfaces, and proper weight distribution across the knee.

Injury to the knee may result in a tear of the meniscus tissue. Damage to the meniscus can occur by sudden twisting of the knee or by blunt forces that impact the joint. As part of the aging process, the meniscus deteriorates and this makes it more likely that everyday physical exertion may cause meniscus injury. Injury to meniscus cartilage can result in pain and swelling or may cause the knee to give way or lock. According to industry data and our estimates, in 2005 there were approximately 1.5 million arthroscopic surgical procedures involving the meniscus world-wide. For purposes of our business planning and marketing activities, we assume that the U.S. approximates 70% of the world-wide market for arthroscopy products in general and more specifically those focused on the meniscus. Taking into consideration an aging population and consistent with industry research reports, our assumptions include a 5% annual growth rate for all meniscus surgical procedures.

Spending on procedures relating to meniscus damage is high. According to industry data, we estimate overall costs of $3.4 billion for meniscus procedures performed in the U.S. in 2005, including payments to physicians and hospitals (or other facilities).

Orthopedic surgeons and their patients are currently presented with three alternatives for treatment of a torn or damaged meniscus:

(1) Partial Meniscus Removal

The procedure by which part of the meniscus is removed is called a partial meniscectomy. Based on industry data and our estimates, approximately 85% of all meniscus surgeries involve the partial removal of the meniscus, suggesting that in 2005 there were approximately 1.3 million partial meniscectomy procedures performed worldwide. A partial meniscectomy is considered the current standard of care when a meniscus repair procedure (discussed below) is not possible. The meniscus, however, will not regenerate on its own; therefore no new tissue fills the void left by the partial meniscectomy. According to orthopedic researchers, without the adequate protection and support provided by the meniscus, the knee joint can become unstable and the articular cartilage covering the femur and the tibia may begin to deteriorate or degenerate. Over time, the degenerative process can cause significant reductions in patient activity, persistent and increasing knee pain, and may lead to osteoarthritis.

Based on industry data and the same estimates described above, in excess of 10 million partial meniscectomy procedures were performed world-wide in the last 15 years. Patients who have had a partial meniscectomy frequently require one or more partial meniscectomies in the future and in many cases these patients have no alternative treatment other than to undergo a knee joint replacement.

(2) Meniscus Repair

For approximately the last 30 years, in certain cases surgeons have been able to preserve a damaged meniscus by performing a meniscus repair procedure. Based on industry data, we estimate that meniscus repairs represent approximately 15% of all meniscus surgical procedures. We believe that there were approximately 200,000 meniscus repair procedures performed world-wide in 2005. A meniscus repair entails suturing together or otherwise surgically connecting the torn edges of the meniscus. Once healed, the meniscus can resume its normal function. However, when the injury is in the avascular region (the area of the meniscus containing little or no blood supply) or when the meniscus is damaged to the extent that repair is not feasible, currently the only other option is the partial meniscectomy procedure.

New devices that facilitate the suture repair of a torn meniscus may allow for an increase in the percentage of meniscus tears that are repairable and may prove to increase the overall proportion of repairs compared to partial meniscectomy procedures.

(3) Meniscus Transplant

The least performed of the three alternative treatments is meniscus transplant. When a patient sustains substantial meniscus damage that requires a total meniscectomy, a surgeon may consider implanting a meniscus removed from a cadaver, or an allograft, as a transplant for a patient’s damaged meniscus. We estimate that fewer than 10,000 meniscus transplants are performed world-wide on an annual basis. Two factors limit the number of meniscus transplant surgeries. First, this procedure is only performed when the entire natural meniscus is removed. Therefore, if the implant fails to survive, the patient has no remaining meniscus tissue to protect the joint. Second, a limited number of menisci are available from cadavers annually.

The ReGen Collagen Scaffold

Use of the ReGen collagen scaffold for the reinforcement and repair of soft tissue in the meniscus represents the only product, of which we are aware, that has been cleared for sale in Europe or is currently pending FDA clearance in the U.S. The CMI is ReGen’s product brand of collagen scaffold for use in the meniscus, which is marketed in Europe through ReGen Biologics AG. The CMI facilitates growth of new tissue to replace removed meniscus tissue following partial meniscectomy in the human knee. The CMI is sutured into the area where torn or damaged meniscus tissue has been removed. Once sutured in place, the CMI helps to reinforce the remaining meniscus tissue, and provides a matrix to guide the generation of new tissue using the body’s own cellular repair mechanisms. New tissue forms and over time the CMI is absorbed by the body leaving new remodeled tissue in its place.

Based on our assessment of eligibility and in consultation with surgeons, we believe that approximately 60 to 70% of partial meniscectomy procedures could benefit from the use of the CMI. In making this assessment, we assume a higher likelihood that those patients who had previously undergone surgery and those with greater meniscus loss would benefit more immediately from use of the CMI. We estimate the potential world-wide market for the CMI to be between 700,000 and 900,000 procedures, representing from $1.4 to $1.8 billion in 2005. Sales prices for medical devices vary widely between markets throughout the world, and our ability to reach the world-wide market is limited by regulatory, distribution, reimbursement and other operational challenges.

Our Products

ReGen’s proprietary collagen scaffold technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company’s first approved product using its collagen scaffold technology is the CMI, which is cleared for sale in the EU and marketed through the Company’s European subsidiary, ReGen Biologics AG.

We are currently seeking FDA clearance for our collagen scaffold family of products in the U.S. and if clearance is obtained, we intend to make the collagen scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body. If cleared in the U.S., we intend to brand our collagen scaffold products in accordance with our overall Company branding strategy and specifically to the intended site of use.

The Company’s first approved product using its collagen scaffold technology is the CMI, which is cleared for sale in the EU and marketed through the Company’s European subsidiary, ReGen Biologics AG. The CMI is intended to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee, and to repair and reinforce the remaining meniscus and provide certain clinical benefits. The CMI is a type I collagen implant designed for patients with an irreparable meniscus tear or loss of meniscus tissue. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure. The surgeon sutures the CMI into the area where the meniscus tissue has been removed. Once implanted, the CMI’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the CMI implant procedure provides the potential for restoring patient activity, reducing long-term pain, and possibly minimizing the degenerative process that begins with the loss of meniscus tissue. The purpose of the CMI is to assist patients in regaining mobility and returning to their desired level of activity, while forestalling or minimizing degenerative joint disease.

We believe the CMI offers a number of potential benefits, including:

•	Reinforcement of the remaining meniscus;

•	Support of natural growth of new tissue;

•	Minimized degenerative changes;

•	Return of a significantly greater proportion of pre-injury activity levels; and

•	Maintenance of joint stability.

Although both the collagen scaffold and the CMI share the same material foundation, the collagen scaffold, if cleared by the FDA, has a different intended use than the CMI. The collagen scaffold is a resorbable collagen-based surgical mesh intended for use in general surgical procedures for the reinforcement and repair of soft tissue, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The collagen scaffold provides a resorbable scaffold that is replaced by the patient’s own tissue. The CMI is intended to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee and to provide certain clinical benefits.

As our research and development program generates new core products, we may develop supportive products that facilitate surgery. The first example of these supportive products is the SharpShooter Tissue Repair System, or SharpShooter, a surgical tool that was initially designed for use with the CMI. The SharpShooter is a needle-advancing instrument that allows surgeons to accurately place needles in hard-to-reach locations. The SharpShooter is used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures. The SharpShooter is currently marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD), in Europe through ReGen Biologics AG, and in Italy and Spain through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.

Status of PMA for the CMI

Prior to the filing of a 510(k) premarket notification for the collagen scaffold product, we were pursuing premarket approval for the CMI in the U.S. The CMI has been the subject of a controlled, randomized, pivotal multicenter clinical trial (MCT) and is the subject of a modular pre-market approval application, or PMA. Prior to our decision to file a 510(k) premarket notification, we had expected to complete our submission of the PMA to the FDA by the end of 2005.

Our current regulatory priority is to obtain FDA clearance for our collagen scaffold as a class II device through the 510(k) process. If we are not successful in gaining clearance for our collagen scaffold through the 510(k) process, we intend to complete our submission of the PMA for the CMI. We will likely not pursue completion of the PMA for the CMI product unless the regulatory efforts with respect to the 510(k) for the collagen scaffold are unsuccessful. We intend to continue to follow patients in the MCT, as more fully described below, which will provide valuable scientific data on long-term patient outcomes in the meniscus.

Reasons for Change in FDA Regulatory Strategy

Over the last several years, including more recently in 2005, the FDA has cleared for marketing via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the collagen scaffold and are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared as class II devices. After consideration of the basis for these clearances by FDA, clearances that occurred in 2005, and discussions with our FDA regulatory advisors, we believe that it is appropriate for FDA to regulate the collagen scaffold as a class II device subject to the 510(k) pre-market notification process. Accordingly, relying in part on recently cleared similar devices as predicates, we submitted a 510(k) premarket notification for the collagen scaffold product for the reinforcement and repair of soft tissue, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The collagen scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue.

U.S. Clinical Trial on Meniscus

ReGen is conducting a pivotal multicenter clinical trial (the “MCT”) in the U.S. The MCT is a two-arm, controlled, and randomized study comparing the CMI to the current standard of care, the partial meniscectomy. Initially, 288 patients were enrolled in the trial. At the request of surgeons participating in the trial, additional patients were added, resulting in a total of 313 patients enrolled in the trial. The study was randomized on a one-to-one basis at each of the centers participating in the MCT, resulting in a total of 162 patients receiving the CMI. The MCT is comprised of two separate protocols, one for acute patients (patients with no prior surgery to the involved meniscus), and one for chronic patients (patients with one to three prior surgeries to the involved meniscus)

Patients in the MCT were required to complete a two-year clinical follow-up. In November 2002, we completed the initial enrollment and related surgical procedures for our CMI clinical trial. By April 2003, surgical procedures were completed on the additional 25 patients. The last of the two-year clinical follow-up exams were completed in the second quarter of 2005.

Both clinical protocols for the CMI specify a composite analysis of multiple endpoints. In particular, there are three primary endpoints for the clinical trial of the CMI: i) pain; ii) function; and iii) patient self-assessment (i.e. the patient’s self assessment of “the condition of the knee”). There are three secondary endpoints for the CMI trial: i) tissue growth; ii) histology; and iii) radiology. In each of these sets of three endpoints, success is defined as superiority in two out of three of the endpoints. There is an additional endpoint, activity level, measured by the Tegner Score that has success criteria specified in the MCT protocol. This endpoint is defined to include an analysis of the pre-injury, pre-operative and post-operative activity levels measured by the Tegner Index, which measures the return of activity lost due to the patient’s injury. There are a number of other variables provided for in the MCT protocols, including patient satisfaction.

Our preliminary data analysis is based on a review of data from all patients who have completed their two-year follow-up examination. Based on preliminary results of the MCT at the two-year follow-up examination, the greatest measured benefits to the patient from implantation of the CMI are seen in the chronic patients. As we expected, for acute patients, who generally have a smaller amount of meniscus loss, preliminary observations demonstrate that, for most of the endpoints, the results of implantation of the CMI were approximately equivalent at the two-year follow-up examination to the results for patients in the control group. While data analysis on the patients is ongoing, preliminary observations on the chronic patients indicate that for certain endpoints the results have been superior to the results for patients in the control group, while for other endpoints the results have been approximately equivalent to the results for patients in the control group.

We are encouraged by these preliminary observations on the results from the MCT. We have seen positive results in tissue growth (Figure 1), the primary goal of the CMI. We believe that the tissue growth may delay future degenerative problems in the knee. Further, we believe that positive results in the Tegner Index (Figure 2) mean that patients are better able to return to their pre-injury lifestyles. Finally, the preliminary results indicate that the CMI is safe and that patient satisfaction levels are higher with the CMI than the control group.

Figure 1: Tissue Growth

The following two diagrams represent the medial meniscus of the human knee. The upper diagram (Post Partial Meniscectomy) shows the average amount of meniscus loss for chronic patients in the MCT. These patients had lost, on average, 63% of their medial meniscus leaving them with 37% of their original meniscus. The CMI was implanted in the area of meniscus loss. All CMI patients in the MCT were required to have arthroscopic re-look at 1 year post surgery. The lower diagram (Post CMI (1 year)) shows that one year after the CMI was implanted, the chronic MCT patients had gained approximately double (74% vs. 37%.) the amount of meniscus tissue they would have had with a partial meniscectomy alone.

Figure 1. Tissue Growth
Chronic Patients in U.S. Multicenter Trial

Figure 2: Patient Activity Level

The Tegner Activity Score is a validated method for assessing patient activity levels. A Tegner score of 0 means that the patient is disabled; while a score of 10 means that the patient is performing sports at a professional level. The graph below shows the mean Tegner Activity Index scores for the chronic CMI and control patients in the MCT and for the eight CMI patients in the feasibility study. The Tegner Activity Index tells us on average how much the patients have regained of their activity level as a result of their surgery, taking into account their activity level pre-injury, pre-surgery and at the 24 month and 5.8 year (Feasibility Study Patients only) post surgery follow-up time points. A patient with a Tegner Activity Index of 100 regained all of the loss in activity level that they experienced as a result of their injury. Patient activity levels were measured pre-injury, pre-surgery and at one, two and 5.8 years post surgery. Figure 2 provides the Tegner Activity Index at 24 months post-surgery for the chronic patients in the MCT and at 24 months and to 5.8 years for those patients in the feasibility study.

Figure 2. Patient Activity Level

The preliminary observations presented on the pages above are for informational purposes only and should not be construed as providing conclusive evidence regarding the results to be expected from the clinical trials. We are continuing to analyze the data in order to more completely interpret the preliminary observations. The preliminary observations presented on the pages above are not in any way indicative of the likelihood for FDA clearance or approval of the collagen scaffold or the CMI. The FDA has not yet approved the collagen scaffold or the CMI and there is no guarantee that we will obtain such clearance or approval.

Prior to beginning the MCT, we conducted a feasibility study of the CMI. All eight patients who participated in the study were operated on and received the CMI at the Steadman Hawkins Clinic in Vail, Colorado. All eight patients who participated in the study are now beyond five years post CMI surgery. Highlights of the feasibility study include the eight patients having, on average, more than twice as much meniscus-like tissue as they had following the partial meniscectomy and a steady increase in patient activity levels over five years, returning to activity levels that are near those experienced prior to injury (Figure 2). None of the eight patients had any significant adverse events attributable to the CMI. A portion of these results were reported to and reviewed by the FDA prior to commencement of the MCT. Results of the Feasibility Study were published in Arthroscopy, The Journal of Arthroscopic and Related Surgery, in May 2005.

Since the completion of two-year clinical follow-up exams on patients in the MCT, we have undertaken a substantial commitment to audit, analyze and tabulate the MCT data. We intend to continue to follow patients in the MCT and we believe our investment in the clinical data represents a substantial asset to the company. The MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.

  The SharpShooter Tissue Repair System

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

Although initially developed in connection with suturing the CMI, the SharpShooter is also suited for use in a portion of the industry-estimated 200,000 meniscus repair procedures performed world-wide in 2005. In 2000, the SharpShooter was cleared for sale in the U.S.

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

We intend to develop and market new applications using the SharpShooter technology that will enhance its usefulness both in the meniscus and in other orthopedic areas.

Customers, Sales and Marketing

To date, sales of our products have been limited. We have filed for clearance from the FDA to allow us to market the collagen scaffold as a medical device in the United States. The CMI is cleared for sale and distributed in Europe, but it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for FDA approval or clearance. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile, and Japan.

Before the third quarter of 2005, we distributed the CMI outside the U.S. on a non-exclusive basis pursuant to a distributorship agreement with the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”). This distributorship agreement terminated effective August 11, 2005, and ReGen now has exclusive worldwide rights to market the CMI.

In March 2005, we created a Swiss subsidiary, ReGen Biologics AG (“ReGen AG”) from which we conduct our European distribution activities through local market distributors and a limited number of employees hired either by the Company or its subsidiary. On October 24, 2005, we entered into a distributor agreement with Xmedica s.r.l. (“Xmedica”) whereby we granted Xmedica exclusive distribution rights to market the CMI and non-exclusive rights to market other ReGen products in Italy. The initial term of the agreement runs through December 31, 2007. On October 1, 2005, we entered into a distributor agreement with Hoscenter, S.L. (“Hoscenter”) whereby we granted Hoscenter exclusive distribution rights to market the CMI and non-exclusive rights to market other ReGen products in all of Spain except Catalonia territory. The initial term of the agreement runs through December 31, 2007. On November 1, 2005, we entered into a distributor agreement with Polymedic 2000, S/A (“Polymedic”) whereby we granted Polymedic exclusive distribution rights to market the CMI and non-exclusive rights to market other ReGen products in Catalonia, Spain

(Barcelona, Tarragona, Lleida, Gerona, Andorra, Islas Baleares). The initial term of the agreement runs through December 31, 2007. In addition to selling through foregoing the distributors, ReGen AG also sells our products directly to clinics and hospitals in Austria, Switzerland, Germany and Belgium.

We plan to adopt a similar distribution strategy in the U.S. upon obtaining FDA marketing clearance for the collagen scaffold. That is, we plan to build on the base of our marketing and related product and distribution support functions in order to facilitate the distribution of the ReGen collagen scaffold and other orthopedic products in the U.S. through an independent network of local or regional sales organizations.

Linvatec, an industry leader in the arthroscopy marketplace, has a non-exclusive world-wide license to sell the SharpShooter product. Under the license agreement, Linvatec is obligated to pay us a royalty of between 10% to 12% of net sales of SharpShooters that it sells to end users. Linvatec has the right to assume production responsibility from the Company for the SharpShooter, but to date has not exercised this right. Until the right to assume production responsibility is exercised, Linvatec must buy the SharpShooter components from ReGen at a price equal to our cost. This agreement continues in force at Linvatec’s option.

Revenues Attributable to the U.S. and Foreign Countries

Following are the relative percentages of our revenue from sales to customers that was attributable to the U.S. and other countries:

	Years Ended
	December 31,
	2005	2004	2003

Sales revenue:
U.S. (Linvatec)	73%	54%	23%
Switzerland
Centerpulse	7%	46%	77%
Other	2%	0%	0%
Spain (Hoscenter)	2%	0%	0%
Italy (Xmedica)	4%	0%	0%
Germany (various)	9%	0%	0%
Belgium (various)	3%	0%	0%

Intellectual Property

As part of our ongoing research, development and manufacturing activities, we have a policy of seeking patent protection. Although patents often are a necessary component of our technology and products protection strategy, we believe that the other primary elements of our intellectual property represent important assets and additional barriers to entry for our competitors. Our intellectual property assets include (i) owned and licensed patents; (ii) proprietary manufacturing processes and similar trade secrets, (iii) our brand and trade names and marks, and (iv) unique and extensive clinical data on meniscus injury and treatment.

We require our employees, consultants and advisors to execute nondisclosure agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, and some consultants and advisors to agree to disclose and assign to us all inventions conceived during their work for us, which use our intellectual property or which relate to our business.

We own and/or have exclusive rights to 22 U.S. patents, 84 international patents, and 13 pending US and foreign applications. Of these patents and applications, 108 relate to the composition or application of our collagen scaffold technology and 4 relate to the SharpShooter device. The expiration dates of our U.S. patents relating to the composition of our collagen scaffold technology and SharpShooter device range from July 20, 2007 to January 21, 2017. Our pending patent applications include recently filed applications directed to both the advancement our collagen scaffold technology, such as membrane reinforced and lubricious coated materials, as well as a significant new device designed to fit within the SharpShooter Tissue Repair System. If we complete the PMA submission and receive FDA approval for our CMI product, we will apply for a statutory patent term extension for one of our patents covering our collagen scaffold technology (potentially up to 5 years) in consideration for time spent in the regulatory process. Unless we receive FDA PMA approval, we will not be eligible for the statutory patent term extension.

In addition to our patents, we also own trademark registrations of the marks REGEN and SHARPSHOOTER and have pending trademark filings and common law rights to various other trademarks, tradenames and logos, including but not limited to REGEN BIOLOGICS and CMI.

Pursuant to an assignment and royalty agreement, we have acquired all legal rights to the SharpShooter from Dr. J. Richard Steadman, a member of our board of directors, and Modified Polymer Components, Inc. (“MPC”). In consideration for the rights granted we are obligated to pay royalties to Dr. Steadman and MPC for ten years after the first public announcement by the Company of the national launch of the SharpShooter in the U.S. Royalties due to Dr. Steadman range between 2.4% and 4.8% of net sales of the SharpShooter and royalties due to MPC range between 0.6% and 1.2% of net sales of the SharpShooter. No further royalties will be due to either Dr. Steadman or MPC on net sales made beginning ten years after the national launch of the SharpShooter in the U.S. The assignment of rights under the agreement are irrevocable and cannot be invalidated, rescinded or terminated except by another written agreement executed by the parties to each assignment. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. The agreement may not be terminated except by mutual agreement of all of the parties. For the years ended December 31, 2005, 2004 and 2003, royalty expense under this agreement approximated $27,000, $10,000 and $9,000 respectively which is reported as cost of goods sold in the accompanying consolidated statements of operations.

Pursuant to an exclusive license agreement with Dr. Shu-Tung Li, we have acquired an exclusive, worldwide, royalty-bearing right and license to develop, manufacture or have manufactured, use, sell and import certain products relating to self expandable collagen implants designed to close and/or fill tissue voids, repair defects or augment soft tissue function. The agreement expires on the later of 10 years from the date of the first commercial sale of a product covered by the agreement or the date that the last-to-expire patent among certain patents expires. We have the right to terminate the agreement, for any reason, upon 30 days prior written notice to Dr. Shu-Tung Li. The company completed its payments under this license agreement during fiscal 2000.

Research and Development

Research and development expense approximated $7.5 million for the year ended December 31, 2005, $3.7 million for 2004, and $2.6 million for 2003.

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

We believe that our proprietary collagen scaffold and related technologies may have the potential to be used for the treatment of various injuries and degeneration of other tissue structures such as the intervertebral disc of the spine and articular cartilage of degenerated joints. This technology may also be used as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth applications. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. As advances in tissue growth and genetic engineering converge, we foresee potential opportunities to develop additional uses for our technologies. At this time, our collagen scaffold technology acts as a matrix to facilitate growth of new tissue using the body’s own cells. In the future, however, it is possible that our products may be used in conjunction with advanced forms of cellular, genetic and molecular technology.

In 2005, our research and development has been focused largely on the conduct of our CMI clinical trial and related activities in the U.S. However, we also made substantial progress on several other new product development efforts. During 2005, we completed development of a CMI for the lateral meniscus and applied to European regulatory authorities to expand the CE mark for the CMI to include both the medial and new lateral side configuration. In the first quarter of 2006, we received formal notification of the acceptance of CE mark expansion to the lateral side, and we initiated a small European post-market surveillance designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. Also in 2005, we completed the prototype development of a substantial new addition to our SharpShooter Tissue Repair System. During the first half of 2006, we intend to complete the U.S. and European regulatory activities required to clear the way for marketing of the new SharpShooter component in the second half of the year. Lastly, in 2005 we made substantial progress in the ongoing refinement of our collagen scaffold manufacturing processes focused on the increase in production yields and capacity.

Third-Party Reimbursement

Reimbursement outside the US

In those countries where our products are approved for sale, we expect that sales volumes and prices of our products will continue to be influenced by the availability of reimbursement from third-party payers. If adequate levels of reimbursement from third-party payors outside of the U.S. are not obtained, international sales of our products will be limited. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for medical devices and procedures. Some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods.

Reimbursement in the US

The US reimbursement process is comprised of the following three elements: (1) codes that describe the products and procedures; (2) coverage or the agreement by the payer to pay for the products and procedures; and (3) the level of payment for the products and procedures.

In general, it is important to assess the viability of device and procedure reimbursement early in the development and clinical process. If the new technology involves a new procedure, a unique CPT code may need to be obtained as well as appropriate assignment by Medicare to a payable facility APC code. The device associated with the procedure may also need to obtain an appropriate HCPCs code. The primary assessment should focus on procedure and product coding as well as the following:

•	Based on patient demographics for the procedure, who will be the primary payer (Medicare, private payer, workers’ compensation, etc)?

•	What type of clinical data will be necessary to secure payer coverage of the procedure?

•	How should the device be priced and will the expected facility payment levels cover the price?

The collagen scaffold and CMI

Reimbursement in the U.S. is not currently available for the meniscus application of the collagen scaffold as the device used in the procedure has not received FDA approval or clearance.

Obtaining reimbursement for the meniscus application of the collagen scaffold can be a complex process. The implant, if approved or cleared by the FDA, would be purchased by hospitals or ambulatory surgery centers that are reimbursed by third-party payers. Such payers include governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans.

Third-party payers have carefully negotiated payment levels for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the services that a member will receive.

We have retained the services of a reimbursement consultant to refine and implement our reimbursement strategy throughout the world. Implementation of this comprehensive strategy has begun and will continue through FDA approval of the meniscus application of the collagen scaffold in the U.S. and product launch. The current U.S. strategy incorporates the following elements:

•	Physician Coding and Payment: In 2005, a unique Category I CPT Code was created to describe meniscus transplantation. Based on dialog with relevant physician medical societies, it appears this CPT Code adequately describes the physician work involved in performing the CMI procedure. If FDA clearance or approval is granted for the collagen scaffold or CMI, medical society advice regarding the application of this CPT Code will be formalized. At launch, we plan to support physician offices regarding procedure coding and payment through educational materials and a reimbursement support line.

•	Hospital Coding and Payment: In 2005 Medicare assigned the newly created meniscus transplantation CPT Code to the higher value arthroscopy APC payment code for the hospital. This assignment remains for 2006. Should this code be applicable to the meniscus application of the collagen scaffold technology, we hope to further augment the payment level by assessing the possibility of obtaining a payable implant code. At launch, we plan to support hospitals regarding product and procedure coding and payment through educational materials and a reimbursement support line.

•	Payer Coverage: New products and procedures are assessed for coverage by third-party payers. We intend to educate these payers on the economic and clinical benefits of the meniscus application of the collagen scaffold and related surgical procedure if FDA clearance or approval is granted. The availability of published data demonstrating procedure efficacy will impact payer receptivity to coverage. We expect to engage the support of surgeons with experience using the implants to assist with this education.

SharpShooter

The SharpShooter device comprises disposable, one patient use parts, as well as reusable parts. Payment for the disposable device component is typically incorporated into facility negotiated payer payment levels. The reusable portion is considered hospital capital equipment. Capital equipment costs are absorbed by hospital operating budgets and not subject to patient-specific third party payer reimbursement in the U.S.

Manufacturing and Related Logistics

We manufacture our collagen material based products out of an ISO 13485 certified production facility in Redwood City, California. We lease approximately 15,000 square feet of which approximately one-half is subleased through the current lease term, which expires May 2006. Our production facility comprises a combination of office, laboratory, clean-room and warehouse space and we utilize a variety of equipment standard to our method of collagen production and related testing. We also oversee the manufacture and coordinate the supply of our SharpShooter product, and manage all wholesale distribution and related logistics out of our Redwood City facility. At December 31, 2005, we employed ten people in our Redwood City facility, including a Director of Manufacturing, as well as Quality Assurance, Quality Testing, Development and Production personnel.

We use bovine tendon as a primary raw material for production of our collagen technology. We obtain our tendon material through a specialized supplier which sources the material based upon specifications defined by us. The bovine material is readily available in adequate supply through U.S.-based slaughterhouses. During 2005 we began testing of alternative tendon sources in order to further expand the availability and reduce the risk of supply interruption.

  Figure 3. CMI Unit Cost vs. Production Volume

Given the nature of the production process involved in the manufacture of our collagen materials, per unit production costs are highly variable in reverse proportion to the volume of production, i.e. per unit production costs decrease dramatically as production volume increases. We have the most experience to date in the manufacture of our CMI product. Based upon our experience in manufacturing the CMI and assumptions we make that reflect our historical experience, Figure 3 represents our estimate of the relationship between the cost of production at increasing annual production volumes:

Figure 3. CMI Unit Cost vs. Production Volume

Current production facilities are leased through May 2006. We are currently in active negotiations with our landlord over an amendment to the existing lease that would provide for a seven (7) year extension of the lease term at prevailing market rates, together with a significant contribution toward additional required renovations to the facility. Assuming completion of the lease amendment, we believe our current facility, including recapture of sublease space, will provide us with adequate production space to support expected required capacity through 2011. We anticipate total costs of up to approximately $1.2 million, a substantial portion of which are expected to be capitalized costs incurred in 2007, to renovate the existing facility and increase production output capacity for our collagen scaffold products. We anticipate a substantial portion of these costs will be reimbursed by our landlord through a tenant improvement allowance pursuant to the lease amendment currently under negotiation.

In December 2003 and June 2005, the U.S. Department of Agriculture has announced diagnoses of bovine spongiform encephalopathy, also known as mad cow disease, in adult cows in three isolated circumstances. This could raise public concern about the safety of using certain other animal-derived products, including the bovine tendon based material used in our collagen scaffold products. The U.S. Department of Agriculture has indicated that human transmission of mad cow disease is limited to nervous system tissue such as the brain, spinal cord, retina, dorsal root ganglia (nervous tissue located near the backbone), distal ileum and the bone marrow. Additionally, the literature indicates that certain steps used in the manufacture of our collagen scaffold products have a high probability of destroying any of the prions, or protein particles, believed to be responsible for mad cow disease, even if they were present in the tendon tissue.

Currently, we obtain our supply of bovine tissue from the Achilles tendon of U.S. cows that are 24 months or younger in age and source the tendon material from a supplier under strict acquisition and processing guidelines, which are prescribed and audited by ReGen and subject to inspection by regulatory authorities. Additionally, ReGen is pursuing a number of alternatives to further reduce any real or perceived risk associated with transmissible spongiform encephalopathy diseases such as bovine spongiform encephalopathy (also known as mad cow disease), including, but not limited to the use of a “closed” U.S. based herd, or the use of Australian based herds to fill its supply requirements. However, we are still subject to risk resulting from public perception that the bovine collagen may be affected by mad cow disease. To date, we have not, as a result of concerns about mad cow disease, suffered any negative financial results or received any indication that such concerns could delay or prevent clearance of our collagen scaffold by the FDA. However, should public concerns about the safety of bovine collagen or other cow-derived substances increase, as a result of further occurrences of mad cow disease or for any other reason, we could suffer a loss of sales or face increased risks to obtaining FDA approval. This could have a material and adverse affect on our financial results.

In 2003, the EU issued a directive requiring design examination of medical devices manufactured from tissues of animal origin to determine whether the product has a favorable risk-benefit profile. We have received an EC Design Examination Certificate indicating that the CMI conforms to the provisions of the directive and the CMI is cleared for continued use in the EU.

The SharpShooter includes several components, all of which are manufactured by third parties. We oversee the manufacturing and coordinate the supply of these components from our Redwood City, California production facility. Given the resources available to us, we have historically relied upon a limited number of third party manufacturers. Following the receipt of products at our facility, we conduct inspection and packaging and labeling operations when necessary. For products distributed in a sterile package, sterilization is performed by contract vendors.

We purchase a variety of materials for use in the manufacture of our collagen scaffold and SharpShooter products. We generally maintain approximately a six month stock of most of the raw materials used in the production of the collagen scaffold and CMI.

In several cases we rely on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to establish new vendor relationships.

We believe that at this time all materials used in the production of our products are readily available.

Competition

The orthopedic industry as a whole is highly competitive. To date our strategy has involved focusing our efforts on leveraging our collagen scaffold technology to address significant unmet markets. Given the genesis and early evolution of the company, efforts have been highly focused on the surgical sports medicine area within orthopedics and more specifically the repair of damaged meniscus tissue. Currently we are not aware of any other collagen scaffold product for the meniscus that has been cleared for sale outside the U.S. or is pending FDA clearance or approval in the U.S.

The primary competition for our CMI product abroad and, upon FDA approval or clearance if granted, of the meniscus application of the collagen scaffold in the U.S., consists of procedure-based approaches to repair a patient’s torn or damaged meniscus. There are three primary procedures that address the damaged meniscus: (1) the partial meniscectomy, (2) meniscus repair and (3) the meniscus transplant using allograft tissue. We do not believe that we currently compete with the meniscus repair or transplant procedures. Although we believe that we compete with the partial meniscectomy procedure, which involves the surgical removal of a portion of the patient’s torn or damaged meniscus, we believe that our products offer the following benefits compared to the partial meniscectomy procedure performed alone without the use of our collagen scaffold products:

•	Reinforcement of the meniscus tissue;

•	Support of natural growth of new tissue;

•	Minimized degenerative changes;

•	Significantly greater return to pre-injury activity levels; and

•	Maintenance of joint stability.

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

We have learned that Johnson & Johnson’s Depuy subsidiary applied for and, in 2004, received FDA approval to conduct a human feasibility study using its SIS collagen scaffold technology in the meniscus. We believe that our intellectual property position, including our extensive clinical data on the use of our CMI product in the meniscus will provide a barrier to entry and allow us to demonstrate significant differentiation in the meniscus market.

The primary competition for the SharpShooter consists of Linvatec’s Zone Specific and other similar instruments used in the “inside out” suture repair technique, and Smith & Nephew’s FasT-Fix and a number of other similar instruments used in the “all inside” suture repair technique. Inside out suture repair remains the most reliable procedure for suture repair of a torn meniscus, but new devices, such as the FasT-Fix are making the all inside technique more reliable. The all inside technique, together with these new devices, has the potential to decrease surgical time and increase the number of repair procedures performed. In some cases, the all inside type devices do not allow the surgeon to access certain locations of the meniscus, which can be accessed and repaired using an inside out technique.

We believe the SharpShooter has certain advantages over other inside out devices, primarily related to the gun-like handle and attachable cannula that allow the surgeon to direct the sutures into various locations of the meniscus and control the advancement of the suture. The SharpShooter also provides a platform for potential future enhancements in meniscus repair as well as application in other orthopedic areas. We believe the all inside suturing devices like the FasT-Fix also represent a potentially significant advancement in the surgical techniques used to implant the collagen scaffold and the CMI. Based upon laboratory studies conducted to date and initial feedback from Europe, we have learned that the all inside technique when used in tandem with the inside out suturing technique can significantly reduce surgical time and complexity when implanting our CMI.

Government Regulation

U.S.

Our products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. Unless an exemption applies, each medical device we distribute commercially in the U.S. requires either FDA clearance through premarket notification under 510(k) of the Federal Food, Drug, and Cosmetic Act (Act) or premarket approval (PMA) under Section 515 of the Act. Both types of submissions require payment of a user fee, unless exempt.

510(k) Premarket Notification

Typically, the 510(k) process is shorter, less rigorous, and less expensive than the PMA process. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a premarket notification, or 510(k), requesting permission to distribute the device commercially. Class I devices are subject to general controls such as labeling and adherence to FDA’s Quality System Regulation or QSR and are frequently exempt from the 510(k) premarket notification requirements. Class II devices are subject to special controls such as performance standards and FDA guidelines as well as general controls. The FDA exempts some low risk devices from premarket notification requirements and the requirement of compliance with certain provisions of the QSR. The FDA places devices in class III, requiring premarket approval, if insufficient information exists to determine that the application of general controls or special controls are sufficient to provide reasonable assurance of safety and effectiveness and they are life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device or to a “preamendment” class III device in commercial distribution before May 28, 1976, for which premarket approval applications have not been required.

We believe that the collagen scaffold product, for the indication of soft tissue reinforcement as specified above, should be regulated by FDA as a class II device. Over the last several years, FDA has cleared for marketing via the premarket notification (510(k)) process, several products that we believe are similar in technology and intended use to the collagen scaffold and are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared as class II devices. We believe that these precedents and predicate products indicate the appropriateness of regulating the collagen scaffold as a class II device subject to 510(k).

To receive 510(k) clearance from the FDA, our 510(k) premarket notification to the FDA must demonstrate that our proposed device is substantially equivalent to a predicate device — a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications, or premarket approval. Clearance typically takes from three to nine months, but can take significantly longer and may involve the submission of additional data, including clinical data to support assertions that the product is substantially equivalent to a predicate device.

We submitted our 510(k) premarket notification for the collagen scaffold on December 28, 2005, and claimed equivalence to other collagen based products that have been classified as surgical meshes and other class II devices cleared for marketing via 510(k) with the same or similar intended use and technological characteristics. Typically, the 510(k) premarket notification process is less costly and faster than the PMA process. We believe that multi-center, controlled studies are not necessary to establish that the collagen scaffold is substantially equivalent to legally marketed predicate devices. In our 510(k), we submitted two studies of clinical experience in Europe conducted by independent academic clinicians. However, the FDA may not find these studies adequate to support substantial equivalence of the product and may require additional studies, which will add time, expense and uncertainty to the 510(k) clearance process.

Premarket Approval

If the device cannot be cleared through the 510(k) process, a premarket approval application, or a PMA, may be required. A PMA must be supported with extensive data, typically including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling, to provide to the FDA’s satisfaction a reasonable assurance of safety and effectiveness of the device. The PMA approval process is substantially more complex and lengthy than the 510(k) premarket notification process because of the data and information requirements, the scope and duration of the review process, including an FDA advisory panel review, and other regulatory requirements for PMA products.

If we fail to obtain 510(k) marketing clearance for the collagen scaffold device, we have the option to proceed with our submission to the FDA of the PMA for the CMI.

Ongoing Regulatory Oversight

A medical device, whether exempt from premarket notification, cleared for marketing under 510(k), or approved pursuant to a PMA approval, is subject to ongoing regulatory oversight by the FDA to ensure compliance with regulatory requirements. These requirements include registration and listing, good manufacturing practices, labeling, medical device reporting, corrections and removals reporting, and recalls. Devices may be marketed only for their cleared or approved indications for use and claims.

Product Modifications

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance.

Changes that do not rise to this level of significance, including certain manufacturing changes, may be made without FDA clearance, upon documentation in the manufacturer’s files of the determination of the significance of the change. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturer’s determination. In contrast, after a device receives PMA approval, any change affecting the safety or effectiveness of the device, with certain exceptions, must be submitted in a PMA supplement for review and approval by FDA before making the change. Certain changes made to a PMA device require notice to FDA but not prior approval. FDA can review any such decisions and can disagree with the manufacturer’s determination.

Clinical Trials

We perform clinical trials to provide data to support the FDA clearance and approval processes for our products and for use in sales and marketing. Human clinical studies are generally required in connection with the approval of Class III devices and may be required for clearance of Class II devices. Clinical trials must comply with the FDA’s regulations for protection of human subjects, including institutional review board approval and informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or inconclusive or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. In addition, delays in clinical testing may occur due to voluntary actions of a company.

In the second quarter of 2005, the FDA initiated an inspection, or audit, of the Company’s records relating to the CMI clinical trial and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company responded to the FDA’s audit notice and, where deemed necessary by management, took corrective action to address the investigators’ observations. In the third quarter of 2005, the Company received a warning letter from the FDA dated September 16, 2005 (the “Warning Letter”).

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

The Warning Letter indicated that at that time the FDA believed the Company had not adequately addressed in its June 7, 2005 written response the specific observations and issues identified in the Form 483. The Company believes that it responded to the issues raised in the Form 483 through the response to the Form 483 and the Updated Procedures previously provided to the FDA. Management believes that the Warning Letter may not have taken into account the Company’s adoption and implementation of the Updated Procedures. In October 2005, the Company submitted its written response to the Warning Letter, which referenced the Company’s response to the Form 483, submitted on June 7, 2005 and included the Updated Procedures.

The various components of the SharpShooter Tissue Repair System have met the necessary FDA regulatory requirements for distribution in the United States pursuant to the 510(k) premarket notification process or in certain cases are exempt from such notification.

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

The Company’s products are manufactured in compliance with ISO 13485 and U.S. Quality System Regulations.

Stockholders’ Agreement

As of December 31, 2005, the holders of approximately 31.17% of our outstanding common stock on an as converted basis were parties to a stockholders’ agreement. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, amending ReGen’s certificate of incorporation to increase the number of authorized shares of common stock of ReGen and amending ReGen’s by-laws.

On September 21, 2005, the Company and certain investors in the Company, including J. Richard Steadman, M.D., Sanderling Venture Partners IV Co-Investment Fund, L.P., Sanderling IV Biomedical Co-Investment Fund, L.P., Sanderling IV Venture Management, Sanderling Venture Partners V Co-Investment Fund, L.P., Sanderling V Biomedical Co-Investment Fund, L.P., Sanderling V Limited Partnership, Sanderling V Beteiligungs GmbH & Co. KG, Sanderling V Ventures Management, Sanderling Venture Partners II, L.P., Sanderling Ventures Limited, L.P. (the “Stockholders”) entered into an Amended and Restated Stockholders’ Agreement (the “Amended and Restated Stockholders’ Agreement”) amending and restating the Stockholders’ Agreement entered into as of June 21, 2002 and as amended on December 4, 2002.

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

Credit Agreements

Zimmer, the successor-in-interest to Centerpulse, has provided us debt financing pursuant to two Credit Agreements. To secure our obligations under the second of these Credit Agreements, we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. As of December 31, 2005, we owed approximately $7.4 million under these credit facilities. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock.

Employees

As of December 31, 2005, we had 23 employees, 4 of whom were part-time employees. We have no unionized employees, nor do we have any collective bargaining agreements. We believe our relationship with our employees is good.

Website Access to SEC Reports

Our filings with the SEC are available to the public from our Web site at http://www.regenbio.com and at the Web site maintained by the SEC at http://www.sec.gov.

Item 1A.  Risk Factors

Our business faces significant risks. We may face risks in addition to the risks and uncertainties described below. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. You should carefully consider and evaluate the risks and uncertainties listed below, as well as the other information set forth in this Form 10-K.

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability. If we continue to incur losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31 2005, we had an inception to date net loss of approximately $65.7 million, and total stockholders’ deficit of approximately $5.9 million. Historically, our net sales have varied significantly. We may need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless we receive clearance from the FDA of our 510(k) application relating to the collagen scaffold or the CMI is approved by the FDA and becomes commercially available in the U.S. We submitted the 510(k) application to the FDA on December 28, 2005. The 510(k) clearance process usually takes from three to nine months, but could last longer. We will likely not pursue completion of the PMA for the CMI unless the regulatory efforts with respect to the collagen scaffold are unsuccessful. Should the FDA provide clearance for our 510(k) application relating to the collagen scaffold or approve the CMI for sale in the U.S., sales of the collagen scaffold or the CMI in the U.S. are not expected to occur until, at the earliest, the first quarter of 2007. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue to operate as a going concern, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

Based upon current cash reserves, including the net proceeds of the July 2005 Financing described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below; planned spending rates for 2006; and estimated spending beyond 2006, management estimates that the Company has adequate cash on hand to support ongoing operations, including continuation of our marketing and distribution activities in Europe, through at least January 1, 2007. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, we have the intent and ability to reduce planned spending during 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006. If we are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

We are a development stage company and have no significant operating history with which investors can evaluate our business and prospects.

We are a development stage company and have no significant operating history and are operating in a new, specialized and highly competitive field. Our ability to successfully provide the guidance and management needed to continue and grow the business on an ongoing basis has not yet been established and cannot be assured. Our business is subject to all of the risks inherent in our type of business, including, but not limited to, potential delays in the development of products, the need for FDA or other regulatory approvals of certain of our products and devices, including the collagen scaffold and the CMI, uncertainties of the healthcare marketplace and reimbursement levels of insurers and similar governmental programs, unanticipated costs and other uncertain market conditions.

Our debt level could adversely affect our financial health and affect our ability to run our business.

As of December 31 2005, our debt was approximately $7.4 million, of which $14,000 was the current portion of capital lease obligations. This level of debt could have important consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this significant amount of debt:

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

Product introductions or modifications may be delayed or canceled if we are unable to obtain FDA clearance or approval and we are unable to sell the collagen scaffold or CMI in the U.S.

The U.S. Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities rigorously regulate the medical devices we manufacture and market. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, we could face criminal sanctions or closure of our manufacturing facility. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Food, Drug, and Cosmetic Act, de novo (risk-based) classification into class I or II under Section 513(a)(1) of the Act, or premarket approval under Section 515 of the Act, unless an exemption applies. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. Our ability to gain clearance of the collagen scaffold under 510(k) is dependent upon the FDA concluding that the collagen scaffold is a class II medical device and is substantially equivalent to previously cleared devices. Moreover, the FDA may require submission of clinical data to support the 510(k) application. If the 510(k) process takes longer than expected or the collagen scaffold device is not cleared, it might substantially delay our ability to commercialize the collagen scaffold and negatively impact our business.

If the collagen scaffold device is not cleared through the 510(k), we may proceed with our submission of the PMA for the CMI to the FDA. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

Commercialization of any products we develop that require regulatory clearance or approval may be delayed. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA process. We have limited experience in obtaining clearance of a 510(k) submission or premarket approval.

An ongoing risk exists that the FDA’s policies, both formal and informal, may change, or be applied in new ways, or that additional government regulations may be enacted which could prevent or delay regulatory clearance or approval of potential products. In addition, recent safety issues related to certain FDA cleared or approved products already on the market may have increased the FDA’s scrutiny of safety concerns and has caused the FDA to heighten its scrutiny of clinical trial data submitted in support of marketing applications. As a result the Company’s ongoing and future clinical studies may receive increased scrutiny which could adversely affect our ability to obtain approval of the collagen scaffold or the CMI. In particular, the FDA has not yet approved the collagen scaffold or the CMI and there is no guarantee that we will obtain such approval. There is no assurance that our management and administration of the clinical trials, the strength of the clinical outcomes, patient compliance and surgeon documentation will be sufficient to meet the stringent demands necessary for FDA approval. Sales of the collagen scaffold or the CMI in the U.S. will not occur until it has been cleared or approved for sale in the U.S. by the FDA.

Foreign governmental authorities have become increasingly strict and we may be subject to more rigorous regulation by such authorities in the future. Any inability or failure of our foreign independent distributors to comply with the varying regulations or new regulations could restrict such distributors’ ability to sell our products internationally and this could adversely affect our business.

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

In April 2005, one of the clinical trial sites in the MCT was audited. As a result of that audit, the site received a Form 483 notice. The site has prepared and submitted a response to the FDA’s notice. In the second quarter of 2005, the FDA initiated an audit of the Company’s records relating to the MCT. As a result of this audit, in May of 2005 the FDA issued a Form 483 notice. The Company responded to the FDA’s audit notice and, where deemed necessary by management, took corrective action to address the investigators’ observations.

In the third quarter of 2005, the Company received a warning letter from the FDA dated September 16, 2005 (the “Warning Letter”).

The Warning Letter was a follow-up to the Form 483 notice. The observations related primarily to the Company’s monitoring and retention of records in the conduct of the MCT for the CMI. The Company was aware of the issues that led to the observations prior to the time of the FDA inspection. In fact, the Company had earlier notified the FDA of such issues and had commenced corrective action.

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

The Warning Letter indicated that at that time the FDA believed the Company had not adequately addressed in its June 7, 2005 written response the specific observations and issues identified in the Form 483. The Company believes that it responded to the issues raised in the Form 483 through the response to the Form 483 and the Updated Procedures previously provided to the FDA. Management believes that the Warning Letter may not have taken into account the Company’s adoption and implementation of the Updated Procedures. In October 2005, the Company submitted its written response to the Warning Letter, which referenced the Company’s response to the Form 483, submitted on June 7, 2005 and included the Updated Procedures.

Responding to FDA inquiries and audits and providing the FDA with information is time consuming for management and may result in the delay of product clearance or approvals and access to U.S. markets. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of Company submissions, enforcement actions, injunctions and criminal prosecution.

Off-label promotion of our products could result in substantial penalties.

We are only permitted to promote our products for the uses indicated on the respective label as cleared by the FDA. The U.S. Attorneys’ offices and other regulators, in addition to the FDA, have recently focused substantial attention on off-label promotional activities and have initiated civil and criminal investigations related to such practices. If it is determined by these or other regulators that we have promoted our products for off-label use, we could be subject to fines, legal proceedings, injunctions or other penalties.

The collagen scaffold and CMI are novel products and they contain biologic materials and so may face additional obstacles to FDA clearance or approval.

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

The FDA regulates human therapeutic products in one of three broad categories: drugs, biologics or medical devices. The FDA’s scrutiny of products containing biologic materials may be heightened. We use a biologic material, bovine tendon, in the production of the collagen scaffold and the CMI. Use of this biological material in the collagen scaffold and the CMI may result in heightened scrutiny of our product which may result in further delays in, or obstacles to, obtaining FDA approval.

Sales of our products are largely dependent upon third party reimbursement and our performance may be harmed by health care cost containment and coverage initiatives.

In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers to reimburse all or part of the cost of the health care product. Such third party payers include Medicare, Medicaid and other health insurance and managed care plans. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary, and not experimental or investigational. Also, third party payers are increasingly challenging the prices charged for medical products and services. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process. In the future, this could require us or our marketing partners to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately. Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services that we develop.

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

Negative publicity or medical research regarding the health effects of the types of products used in the collagen scaffold and the CMI could affect us.

Since December 2003, the U.S. Department of Agriculture has announced diagnoses of bovine spongiform encephalopathy, also known as mad cow disease, in adult cows in three isolated instances. This could raise public concern about the safety of using certain other animal-derived products, including the bovine tendon based material used in the collagen scaffold and the CMI. The U.S. Department of Agriculture has indicated that human transmission of mad cow disease is limited to nervous system tissue such as the brain, spinal cord, retina, dorsal root ganglia (nervous tissue located near the backbone), distal ileum and the bone marrow. Additionally, the literature indicates that certain steps used in the manufacture of the collagen scaffold or the CMI have a high probability of destroying any of the prions, or protein particles, believed to be responsible for mad cow disease, even if they were present in the tendon tissue. Currently, we obtain our supply of bovine tissue from the Achilles tendon of U.S. cows that are 24 months or younger in age and source the tendon material from a third-party supplier. However, we are still subject to risks resulting from public perception that the bovine collagen may be affected by mad cow disease. To date, we have not, as a result of concerns about mad cow disease, suffered any negative financial results or received any indication that such concerns could delay or prevent clearance by the FDA of our 510(k) application relating to the collagen scaffold or the approval of the CMI by the FDA. However, should public concerns about the safety of bovine collagen or other cow-derived substances increase, as a result of further occurrences of mad cow disease or for any other reason, we could suffer a loss of sales or face increased risks to obtaining FDA clearance or approval. This could have a material and adverse affect on our financial results.

To be commercially successful, we will have to convince physicians that using our products to repair damaged menisci is an effective alternative to existing therapies and treatments.

We believe that physicians will not widely adopt our products unless they determine based on experience, clinical data and published peer reviewed journal articles, that the use of the collagen scaffold, CMI, the SharpShooter or any future products we develop provides an effective alternative to conventional means of treating a damaged meniscus or other injury. To date, we have completed only limited clinical studies of the CMI and the SharpShooter. Clinical experience may not indicate that treatment with our products provides patients with sustained benefits. In addition, we believe that continued recommendations and support for the use of the collagen scaffold, CMI and the SharpShooter by influential physicians are essential for widespread market acceptance of these products. If our products do not continue to receive support from these physicians or from long-term data, surgeons may not use, and the facilities may not purchase, our products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish in a superior and less expensive manner what our products are designed to accomplish. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to obtain or maintain profitability.

We are dependent on a few products.

We anticipate that most of our revenue growth in the future, if any, will come from our tissue growth and repair technology products including the collagen scaffold, CMI and other supporting products, including the SharpShooter. We may not be able to successfully increase sales of our current product offering. Additionally, our efforts to develop new products, including enhancements to our existing products may not be successful. If our development efforts are successful, we may not be successful in marketing and selling our new products.

We will need to obtain financing in the future which may be difficult and may result in dilution to our stockholders.

In the future, we will need to raise additional funds through equity or debt financing, collaborative relationships or other methods. Our future capital requirements depend upon many factors, including:

•	Our ability to increase revenue, which depends on whether we and our distribution partners can increase sales of our products;

•	Our ability to obtain FDA clearance of our 510(k) application relating to the collagen scaffold;

•	Our ability to complete the CMI clinical trial and obtain FDA approval;

•	Our ability to effectively produce our products and adequately control the cost of production;

•	The extent to which we allocate resources toward development of our existing or new products;

•	The timing of, and extent to which, we are faced with unanticipated marketing or medical challenges or competitive pressures;

•	Our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	The amount and timing of leasehold improvements and capital equipment purchases; and

•	The response of competitors to our products.

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

The Board of Directors and the shareholders authorized an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of our authorized shares of common stock from 130,000,000 shares to 165,000,000 shares. The Company amended its Amended and Restated Certificate of Incorporation to increase the number of authorized shares to 165,000,000, effective May 24, 2004. As of December 31, 2005, a total of 69,146,662 shares of the Company’s currently authorized 165,000,000 shares of common stock were issued and outstanding. Additionally, the Company has reserved 24,306,662 shares of common stock for conversion of outstanding Preferred Stock and 26,674,801 shares of common stock for exercise of stock options and warrants. The increase in the number of authorized but unissued shares of common stock will enable the Company, without further stockholder approval, to issue shares from time to time as may be required for proper business purposes, including, among others, future financing transactions.

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

Our ability to develop and maintain proprietary aspects of our business, including the collagen scaffold, CMI and the SharpShooter, is critical for our future success. We rely on a combination of confidentiality protections, contractual requirements, trade secret protections, patents, trademarks and copyrights to protect our proprietary intellectual property. Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions. Pending patent applications may not result in issued patents. Patents issued to or licensed by us may be challenged or circumvented by competitors and such patents may not be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel.

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

The terms of our Credit Agreements with Zimmer, the successor-in-interest to Centerpulse, subject us to the risk of foreclosure on certain intellectual property.

Zimmer, the successor-in-interest to Centerpulse, has provided us debt financing pursuant to two Credit Agreements. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. To secure our obligations under one of the Credit Agreements (the “2000 Credit Agreement”), we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. As of December 31 2005, we owed approximately $7.4 million under these credit facilities, of which approximately $4.8 million is collateralized by a security interest in certain of our intellectual property. If a specified event of default occurs under the 2000 Credit Agreement, Zimmer may exercise its right to foreclose on certain intellectual property used as collateral for the payment of these obligations. Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

We are dependent on a single or a limited number of suppliers and the loss of any of these suppliers could adversely affect our business.

We rely upon our vendors for the supply of raw materials and product components used in the manufacture of our collagen scaffold, CMI and SharpShooter products. Furthermore, in several cases we rely on a single vendor to supply critical materials or components. In the event that we are unable to obtain components for any of our products, or are unable to obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. If we experience any delays in product availability, the costs incurred in locating alternative suppliers could have a material adverse effect on our operations.

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

Although the FDA has not cleared our 510(k) application relating to the collagen scaffold or approved the CMI for sale in the U.S., if the FDA does clear the collagen scaffold or approve the CMI for sale in the U.S., we do not yet have a primary distributor for either product in the U.S. There is no guarantee that we will be able to find suitable third parties to effectively distribute the collagen scaffold or the CMI in the U.S. or elsewhere. We may not be successful in entering into distribution arrangements and marketing alliances with other third parties or if we do, we will be subject to a number of risks, including:

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

Failure to market and distribute products to our customers in a timely and cost effective manner would cause our potential future sales to decrease, our operating costs to increase and our margins to fall.

Developing a sales and marketing organization is difficult, expensive and time-consuming.

The Company has created a Swiss subsidiary to conduct its European distribution activities through local market distributors and a limited number of employees to be hired by the Company or its subsidiary. The Company may elect to conduct its marketing and distribution activities itself in the U.S. Conducting marketing and distribution activities will force us to invest in sales and marketing personnel and related costs. Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have limited experience developing a sales organization and may be unsuccessful in attempting to do so. Factors that may inhibit our efforts to market our products without third party distributors include our inability to recruit and retain adequate numbers of effective sales and marketing personnel and the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to use our products. If we are unable to develop a sales and marketing operation or if such sales or marketing operation is not successful, we may not be able to increase market awareness and sell our products through out the world.

Our reliance on Zimmer as a shareholder and lender may allow it to exert control over our actions.

Based on shares outstanding as of December 31, 2005, Zimmer beneficially owns approximately 6.0% of our common stock. Zimmer has also provided us debt financing pursuant to two Credit Agreements. To secure our obligations under one of the Credit Agreements, we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. These factors, individually or taken together, may result in Zimmer being able to exercise substantial control over the Company. In many cases, Zimmer’s interests and the Company’s interests are not aligned and so Zimmer may exert control in a manner that is inconsistent with the Company’s interests.

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

Our success depends, in part, upon our ability to attract and retain qualified operating personnel. Competition for skilled personnel in the areas of research and development, manufacturing, marketing and other areas is highly competitive. In addition, we believe that our success will depend on the continued employment of our Chairman, President and CEO, Dr. Gerald Bisbee, with whom we have entered into an employment agreement, and our Senior Vice President, Clinical and Regulatory Affairs, John Dichiara, with whom we have no formal employment agreement, and others involved in the management and operation of the Company. We do not maintain key person life insurance for any of our personnel. To the extent we are unable to recruit or retain qualified personnel, our business may be adversely affected.

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

During the years ended December 31, 2005 and December 31, 2004, approximately 27% and 46%, respectively, of our revenue from sales was generated by customers outside the U.S. We expect that customers outside the U.S. will continue to account for a significant portion of our revenue in the future, at least until we are able to market the collagen scaffold or the CMI (or other new products) in the U.S. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

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

The market price of our common stock, like that of the securities of many other development stage companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three fiscal years, the closing price of our common stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $0.41 to a high of $1.54. The market price of our common stock could be impacted by a variety of factors, including:

•	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	Disclosure of the results of regulatory proceedings, including the clearance or lack of clearance of our 510(k) application relating to the collagen scaffold or the approval or lack of approval by the FDA of the CMI;

•	Changes in government regulation;

•	Additions or departures of key personnel;

•	Our investments in research and development or other corporate resources;

•	Announcements of technological innovations or new commercial products or services by us or our competitors;

•	Developments in the patents or other proprietary rights owned or licensed by us or our competitors;

•	The timing of new product introductions;

•	Actual or anticipated fluctuations in our operating results;

•	Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;

•	Our ability and the ability of our distribution partners to market and sell our products;

•	Changes in distribution channels; and

•	The ability of our vendors to effectively and timely deliver necessary materials and product components.

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

Based on shares outstanding as of December 31, 2005, the following entities beneficially own five percent or more of our common stock: Robert McNeil, Ph.D. owns approximately 28.4% (which includes shares owned by Sanderling Ventures); Sanderling Ventures owns approximately 27.4%; Iridian Asset Management, LLC (First Eagle Fund) owns approximately 7.8%, Zimmer, the successor-in-interest to Centerpulse, owns approximately 6.0%, L-R Global Partners LP and L-R Partners Global Fund, Ltd. own approximately 6.2% (4.2% and 2.0% respectively), Gerald E. Bisbee, Jr., Ph.D. owns approximately 5.3% and Angelo Gordon and affiliates owns approximately 5.1%. These stockholders, if acting together, have the ability to exert substantial influence over the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

Additionally, the holders of approximately 31.1% of our outstanding common stock on an as converted basis are parties to a stockholders’ agreement. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, a reverse split of the capital stock of ReGen, amending ReGen’s certificate of incorporation to increase the number of authorized shares of common stock of ReGen and amending ReGen’s by-laws.

A substantial number of shares of our common stock are eligible for sale and this could cause our common stock price to decline significantly.

All of the shares of common stock issued in connection with the merger of the Company and RBio and the shares of common stock issued or issuable upon exercise of warrants or conversion of preferred stock issued in connection with the financings in September 2003, April 2004 and July 2005 are eligible for sale, other than the shares of common stock issued or issuable upon exercise of the 2005 Warrants issued in the July 2005 Financing. As a result, there are 65,158,292 shares eligible for sale as of March 10, 2005. Our Series A Stock and our Series C Stock are convertible into common stock on a one-for-one basis, and are convertible at any time at the election of the holders of Series A Stock and our Series C Stock. The 2005 Warrants may be exercised to purchase shares of common stock at any time at an initial exercise price of $1.00, subject to adjustment. In order to sell the shares of common stock issuable upon the conversion of convertible preferred stock or the exercise of warrants, any such shares of Series A Stock and Series C Stock and any such 2005 Warrants must first be converted into or exercised for shares of common stock by the selling stockholders thereof.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As a result of restrictions on resale ending and in conjunction with the eligibility to sell common stock by the selling stockholders, the market price of our common stock could drop significantly if the holders of such shares sell them or are perceived by the market as intending to sell them.

The subordination of our common stock to our preferred stock could hurt common stockholders.

Our common stock is expressly subordinate to our Series A Stock and Series C Stock in the event of our liquidation, dissolution or winding up. With respect to our Series A Stock and Series C Stock, any merger or sale of substantially all of our assets shall be considered a deemed liquidation. If we were to cease operations and liquidate our assets, we would, as of December 31, 2005, first be required to pay approximately $10.9 million to the holders of our Series A Stock and Series C Stock and there may not be any remaining value available for distribution to the holders of common stock after providing for the Series A Stock and Series C Stock liquidation preference.

The exercise of warrants or options may depress our stock price and may result in dilution to our common stockholders.

There are a significant number of outstanding warrants and options to purchase our stock. If the market price of our common stock rises above the exercise price of outstanding warrants and options, holders of those securities are likely to exercise their warrants and options and sell the common stock acquired upon exercise of such warrants and options in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants or options may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options or warrants exercise those options or warrants, our common stockholders will incur dilution.

As of December 31, 2005, warrants to purchase 7,223,897 shares of our common stock at a weighted average exercise price of $0.72 per share were outstanding and exercisable and options to purchase 12,494,220 shares of common stock at a weighted average exercise price of $0.65 per share were outstanding and exercisable.

We issue common stock and grant stock options and warrants as payment for consulting services and the exercise of such options and warrants may result in dilution to our common stockholders.

In the past we have issued common stock and granted stock options and warrants to purchase our common stock as payment for consulting services and we may continue to do so in the future. During 2005 we issued 100,000 shares valued at $93,000, to a vendor in partial payment for consulting services. In 2004, we issued 10,000 options to acquire common stock with an exercise price of $0.90 per share. In 2003, we issued 30,523 options to acquire common stock with an exercise price of $0.45 per share and 700,000 warrants to acquire common stock with an exercise price of $0.45 per share. In 2002, we issued 1,543,478 options to acquire common stock as payment for consulting services with exercise prices ranging from $0.13 per share to $0.22 per share. To the extent that we issue additional shares of stock or such options or warrants are exercised, our shareholders will incur dilution.

We may not be able to utilize all of our net operating loss carryforwards.

The Company had a net operating loss carryforward at December 31, 2005 of approximately $57.2 million and a research and development tax credit of approximately $410,000. The federal and state net operating loss carryforwards will begin to expire in 2006, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, a lack of taxable income in future periods, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. Our corporate headquarters is located in Franklin Lakes, New Jersey, in approximately 2,700 square feet of leased space, and our production facility is located in Redwood City, California in approximately 15,021 square feet of leased space. We have subleased 8,258 square feet of the 15,021 square feet in Redwood City, CA. We also lease 750 square feet of office space in Vail, Colorado. Our facilities are adequate for present operations.

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

	High	Low

Year Ended December 31, 2005
First Quarter	$1.41	$0.91
Second Quarter	1.00	0.90
Third Quarter	1.01	0.71
Fourth Quarter	0.98	0.75
Year Ended December 31, 2004
First Quarter	$1.70	$0.88
Second Quarter	1.32	0.98
Third Quarter	1.25	0.89
Fourth Quarter	1.52	1.10

As of March 21, 2006, the Company had 296 holders of record of its common stock.

Dividend Policy

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

Item 6.	Selected Financial Data

The selected condensed consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 and with respect to the consolidated balance sheets as of December 31, 2005 and 2004 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K. We derived the statements of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 from audited financial statements not included in this Annual Report on Form 10-K. You should read the following selected condensed consolidated financial data in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

All periods have been reclassified to account for the reverse merger and recapitalization between ReGen and RBio. Certain other prior year and inception to December, 31, 2005 balances have been reclassified to conform to the current period’s presentation.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$570	$504	$293	$781	$490

Expenses:
Cost of goods sold	568	381	357	1,051	715
Research and development(1)	7,495	3,694	2,573	3,727	2,672
Business development, general and administrative(1)	3,974	3,214	2,819	3,821	2,145
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	58	—	—	—	—

Total expenses	12,095	7,289	5,749	8,599	5,532

Operating loss	(11,525)	(6,785)	(5,456)	(7,818)	(5,042)
Merger cost	—	—	—	(515)	—
Interest and other income	389	138	23	66	12
Rental income	336	332	381	511	451
Rental expense	(332)	(329)	(403)	(425)	(397)
Interest and other expense	(256)	(137)	(275)	(1,770)	(354)
License fees	—	—	—	—	1,000

Net loss	$(11,388)	$(6,781)	$(5,730)	$(9,951)	$(4,330)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(219)	(762)	(4,343)	—	—

Net loss attributable to common stockholders	$(11,607)	$(7,543)	$(10,073)	$(9,951)	$(4,330)

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.18)	$(0.35)	$(0.56)	$(0.25)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for all periods prior to reverse merger and recapitalization)	60,480	42,436	29,114	17,671	17,045

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents and investments	$13,530	$12,190	$8,323	$3,474	$320
Working capital	11,347	11,352	7,818	3,105	230
Total assets	14,543	12,724	9,029	4,226	1,181
Total debt including accrued interest	7,438	7,147	7,008	6,740	8,336
Series A redeemable convertible preferred stock	5,942	6,567	6,855	6,855	—
Series C redeemable convertible preferred stock	4,402	5,033	8,439	—	—
Total stockholders’ equity (deficit)	$(5,889)	$(7,229)	$(14,411)	$(10,216)	$(7,741)

(1)	Reflects the following reclassification of stock-based compensation expense, previously reported separately in the consolidated statements of operations for the years ended December 31, 2004, 2003, 2002 and 2001 as follows:

	Years Ended December 31,
	2004	2003	2002	2001
	(In thousands)

Research and Development	$38	$23	$1,614	$641
Business development, general and administrative	204	344	1,686	568

Total stock-based compensation expense — reclassified	$242	$367	$3,300	$1,209

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto appearing in Item 8 of this report and the subsection captioned “Cautionary Note Regarding Forward-Looking Statements” prior to Item 1 above. Historical results set forth in Selected Consolidated Financial Data and the Consolidated Financial Statements included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

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

On June 21, 2002 ReGen acquired RBio, Inc. (“RBio”), formerly named ReGen Biologics, Inc., a privately held tissue engineering company, in a reverse merger. RBio designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. The merger included all of RBio’s business and operating activities and employees. The Company continues RBio’s business out of RBio’s headquarters in Franklin Lakes, New Jersey. RBio’s business comprises substantially all of the business conducted by ReGen accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations.

In March 2005, we created a wholly-owned Swiss subsidiary, ReGen Biologics AG (“ReGen AG”), from which we conduct our European distribution activities through local market distributors and a limited number of employees hired by the Company or ReGen AG.

ReGen’s proprietary collagen scaffold technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company’s first approved product using its collagen scaffold technology is the CMI, which is cleared for sale in the EU. We are currently seeking FDA clearance for our collagen scaffold family of products in the U.S. and if obtained, we intend to make the collagen scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body. If cleared in the U.S., we intend to brand our collagen scaffold products in accordance with our overall company branding strategy and specifically to the intended site of use.

Our current principal product offerings are the CMI and the SharpShooter. The purpose of the CMI is to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee, and to repair and reinforce the remaining meniscus. The SharpShooter is a surgical tool that was initially designed for use with the CMI. Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy and Spain, through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

We will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date we receive either FDA clearance or approval for the collagen scaffold or CMI, respectively, and we are able to market these products in the United States. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, and planned spending rates, including expected costs associated with continued development of our European distribution network, we believe we have adequate cash on hand to support ongoing operations through at least January 1, 2007. If necessary, we have the intent and ability to reduce planned spending during 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006. We anticipate that additional equity capital will be required beyond January 2007 to support ongoing operations, including continuation of our marketing and distribution activities in Europe; to further develop our tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of the collagen scaffold or CMI in the U.S.

The Company is considered a development stage enterprise. We believe the Company will emerge from the development stage when either the FDA provides clearance of our 510(k) application relating to the collagen scaffold or approval of the CMI product for sale in the U.S. or the Company begins to earn significant revenue from its principal operations.

CRITICAL ACCOUNTING POLICIES

We have identified below our critical accounting policies that are impacted by judgments, assumptions and estimates. We consider these accounting policies significant in understanding our results of operations and financial condition. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, when we value work in process inventory we use estimates to determine, among other factors, the number of units that will be successfully converted to finished goods. This and other estimates we make are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgments to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, foreign exchange, litigation, legislation and regulation. These and other risks and uncertainties are discussed in Item 1A. Risk Factors of this Form 10-K. All of these could significantly and adversely affect our business, prospects, financial condition or results of operations.

Revenue Recognition

We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is recognized when it is either realized or realizable and earned. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed or determinable; and (4) collection of such revenue is reasonably assured. We generally recognize revenue from product sales upon the shipment of such products to our customer. Title of product passes to the customers FOB origin. Amounts billed to customers for shipping and handling are included in revenue from sales. Shipping and handling costs incurred by the Company are included in cost of goods sold. Generally, our customers do not have a right to return the product other than for quality issues.

We receive royalties from our licensees. Royalties are generally due under the license agreements when the licensee sells the product to a third party. We recognize royalty revenue when amounts are determinable and we have fulfilled our obligations under the applicable agreement.

License fees represent payments we receive from distributors for licenses to sell the Company’s products in various geographic areas. These fees are recognized as other income when all performance criteria in the underlying agreement have been met. Generally, license fees for existing license arrangements are not recurring.

Inventory Valuation

Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At December 31, 2005, 62% of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development. To date commercial sales of our products have been inconsistent and our production efforts have been directed primarily toward development. Given the inconsistent and generally low volumes of commercial production to date, estimates and assumptions related to factors such as labor inputs and yields are based on a limited amount of historical data. Actual results may differ significantly from our estimates. We continually review the assumptions and estimates we use to value inventory and expect that our judgments regarding these estimates may change as commercial production volumes increase and additional data are available.

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

Share-Based Payments

We have accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. No expense is recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense is recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees, for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”), and for stock issued to vendors for services rendered.

For stock issued to vendors for services, we recognize expense based on our stock price at the earlier of the date at which a performance commitment by the vendor exists or the date at which the vendor’s performance is complete.

Expense recognized for non-employee options and for warrants issued in connection with equity transactions is measured based on management’s estimate of fair value and recognized on an accelerated basis over the respective vesting period. We estimate fair value using the Black-Scholes model and the resulting values depend upon the assumptions we input into the model, including the risk-free interest rate, dividend yield, expected lives and expected volatility. We estimate the foregoing factors at the respective measurement dates of the grants. We have used the grant term as the expected life because this represents our historical exercise pattern and represents our best estimate of future exercise patterns. For grants made after the Company’s merger with RBio, we estimate volatility using historical weekly closing prices of our stock since the merger through the closest date before the respective grant date. For periods prior to the merger of the Company with the Subsidiary, expense associated with compensatory options and warrants has been measured based on management’s estimate of the fair value of the underlying security (which in turn is based on management’s estimate of the fair value of RBio).

We believe it is difficult to accurately measure the value of an employee stock option (see “Use of Estimates” above). The key factors used in the Black-Scholes model rely on assumptions we make of future uncertain events. Actual events may differ from our assumptions. Moreover, the Black-Scholes model ignores significant characteristics of compensatory options, such as their non-traded nature and lack of transferability. If the model permitted consideration of such unique characteristics the resulting estimate of fair value could be different.

The pro forma effect on net loss from operations and loss per common share for the years ended 2005, 2004, and 2003 is set forth in the notes to the consolidate financial statements — see Note 3, “Summary of Significant Accounting Policies”. See also the discussion under “Accounting Principles Issued But Not Yet Adopted” in Note 3, “Summary of Significant Accounting Policies”.

Income Taxes

The Company had a net operating loss carryforward at December 31, 2005 of approximately $57.2 million and a research and development tax credit of approximately $410,000. The federal and state net operating loss carryforwards will begin to expire in 2006, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of ReGen, and the effect of the reverse merger and recapitalization completed on June 21, 2002. Based on management’s evaluation of all positive and negative evidence, we have concluded that it is more likely than not that deferred tax assets resulting from future deductible amounts will not be realized. Accordingly, we have established a full valuation allowance for the net deferred tax assets.

Defined Benefit Pension Plan

We previously sponsored a defined benefit pension plan covering all former employees of a former subsidiary of APACHE. This pension plan was frozen and closed to new participants in October of 1997. In December 2004, we elected to terminate the pension plan, effective March 31, 2005. At December 31, 2005 and December 31, 2004, the pension plan had an unfunded liability of approximately $151,000 and $154,000, respectively.

In September 2005 we applied to the Internal Revenue Service for a Letter of Determination for the terminating plan. Typically the IRS responds to such applications within three to six months. Upon receipt of a favorable determination from the IRS we will proceed with distribution of participant benefits, at which time we expect to make a cash contribution from our existing cash resources to cover any unfunded benefit obligation. In general participants may elect to receive their benefit as either a life annuity or a lump sum distribution. The amount of the cash contribution, which we expect to approximate the recorded pension liability of $163,000, ultimately will depend upon, among other factors, the actual performance of the plan’s assets through the distribution date and the respective benefit option elected by the individual participants. At the termination date, March 31, 2005, we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58,000.

Significant New Accounting Pronouncements

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we do not recognize compensation cost related to employee stock options if the exercise price of the options equals or exceeds the fair value of the underlying stock at issuance date. In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Statement 123(R) is effective for us beginning on January 1, 2006. Upon adoption of Statement 123(R) pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of the fair-value method prescribed by Statement No. 123(R) will have a significant impact on our results of operations, although it will not have an impact on our overall financial position. The impact of adopting Statement No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future, option valuation models utilized and assumptions selected at the time of future grants. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the notes to our consolidated financial statements assuming that the same option valuation method and assumptions selected for the Statement No. 123 disclosure were utilized for Statement No. 123(R). Upon adoption of Statement No. 123(R), we may elect to utilize a different valuation method which could have a significant impact on the amount of share-based payment expense under Statement No. 123(R).

In November 2004, the FASB issued FASB Statement No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is required to adopt the provisions of Statement 151 for inventory costs incurred beginning January 1, 2006. We are currently reviewing the estimates and assumptions we use in valuing our work in process inventory in view of the requirements of Statement 151, and evaluating the effect, if any, that adoption of Statement 151 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Reclassifications. Stock-based compensation expense, previously presented separately, has been reclassified as follows:

	Years Ended December 31,
	2004	2003	2002	2001
	(In thousands, except per share data)

Research and Development	$38	$23	$1,614	$641
Business development, general and administrative	204	344	1,686	568

Total stock-based compensation expense — reclassified	$242	$367	$3,300	$1,209

Certain other prior year and inception to December 31, 2005 balances have been reclassified to conform to the current period’s presentation.

REVENUE.  Our revenue from sales of our products approximated $520,000 for 2005 compared with $461,000 and $262,000 for 2004 and 2003, respectively, representing approximate increases of $59,000 (13%) and $199,000 (76%) for 2005 and 2004, respectively. The remainder of our revenue is derived from related royalties, which generally are due under the license agreements when our distributor sells the product to a third party. Royalty revenue increased approximately $7,000 or 16% for 2005 compared with an increase of $12,000 or 39% for 2004. Revenue variances result from varying levels of SharpShooter product sales by our distributor Linvatec. Historically, shipments of our products, and therefore revenue to the Company, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Recent increases in sales and royalties may not be indicative of a future trend.

Our distribution agreement with the Centerpulse unit of Zimmer terminated effective August 11, 2005. During 2005 we had no CMI sales to Zimmer and limited SharpShooter sales. There will be no future sales to Zimmer.

As a result of the termination of our distribution agreement with Zimmer, we have exclusive worldwide rights to market the CMI. In March 2005 we formed ReGen AG to conduct our marketing and distribution activities in Europe. Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy and Spain, through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec. During 2005 sales to ReGen AG customers represented 100% of our CMI sales and 4% of total SharpShooter sales. Prior to 2005, sales to Zimmer represented 100% of our CMI sales. SharpShooter sales to Zimmer represented 8% of total 2005 SharpShooter sales compared with 16% and 69% of total SharpShooter sales for 2004 and 2003, respectively. SharpShooter sales to Linvatec approximated 88% of total 2005 SharpShooter sales, compared with 84% and 31% of total SharpShooter sales for 2004 and 2003, respectively. ReGen AG’s selling price for the CMI ranges between $1,050 to $1,600 per unit, compared with $480 per unit for CMI sales to Zimmer.

CMI sales approximated 17% of total sales for 2005 compared with 37% and 26% for 2004 and 2003, respectively. SharpShooter sales approximated 83% of total 2005 sales compared with 63% and 74% of total sales for 2004 and 2003, respectively.

COST OF GOODS SOLD.  Cost of goods sold approximated $568,000 for 2005 compared with $381,000 for 2004 and $357,000 for 2003. The increase for 2005 is due primarily to the write-down of our CMI finished goods and work-in-process inventories to market value. Even though the average selling price per unit has increased during 2005, production cost per unit has been greater than market price per unit. The percentage of inventory valued at below the Company’s cost at December 31, 2005, and 2004, was 62% and 12%, respectively. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. CMI costs approximated $238,000 for 2005 compared with $155,000 for 2004 and $89,000 for 2003. SharpShooter costs approximated $305,000 for 2005 compared with $226,000 for 2004 and $268,000 for 2003.

RESEARCH AND DEVELOPMENT.  Research and development expenses for 2005 approximated $7.5 million compared with $3.7 million for 2004 and $2.7 million for 2003. Significant factors contributing to the 2005 increase of $3.8 million, or 103% include (i) $3.7 million increase for consulting, legal and other professional services in connection with our PMA and 510(k) submissions to the FDA, and development projects, including prototype development of a new addition to our SharpShooter Tissue Repair System: (ii) approximately $260,000 for higher compensation related to new hires and planned wage increases for existing employees: partially offset by (iii) an approximate decrease of $190,000 for patent fees for existing and new registrations and legal and consulting fees associated with patent and other intellectual property services: and (iv) an approximate decrease of $313,000 due to higher allocation of production costs to inventory and cost of goods sold. Significant factors contributing to the 2004 increase of $1 million, or 37% include (i) approximately $133,000 increase in employee compensation related to new hires and planned wage increases for existing employees: (ii) increased development costs approximating $518,000, primarily for consulting services in connection with the PMA submission for the CMI and new development projects: and (iii) an approximate increase of $336,000 for patent fees for existing and new registrations and legal and consulting fees associated with patent and other intellectual property services.

In 2005, our research and development has been focused largely on the conduct of our CMI clinical trial and related activities in the U.S. Although clinical costs associated with the CMI MCT have decreased in 2005 compared with 2004, other related costs, such as professional fees incurred in connection with our submission to the FDA of a 510(k) application for our collagen scaffold and in connection with preparation of, our PMA for CMI, have increased in 2005 compared with 2004. Also during 2005 we made substantial progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and applied to European regulatory authorities to expand the CE mark for the CMI to include both the medial and new lateral side configuration. In the first quarter of 2006, we received formal notification of the acceptance of CE mark expansion to the lateral side, and we initiated a small European post-market surveillance designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. Further, in 2005, we completed the prototype development of a substantial new addition to our SharpShooter Tissue Repair System. During the first half of 2006, we intend to complete the U.S. and European regulatory activities required to clear the way for marketing of the new SharpShooter component in the second half of the year. Lastly, in 2005 we made substantial progress in the ongoing refinement of our collagen scaffold manufacturing processes focused on the increase in production yields and capacity.

We expect continued higher levels of spending for professional fees through at least the first half of 2006 in connection with our 510(k) and PMA submissions to the FDA. We believe that our proprietary collagen scaffold technology has the potential to be used for the treatment of various injuries and degeneration of other tissue structures, as well as use as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. We plan to continue to use outside resources for product research. We may, in the future, hire additional research and development employees.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE.  Business development, general and administrative expenses approximated $4 million for 2005 compared with $3.2 million for 2004 and $2.8 million in 2003, an increase of $800,000, or 25%, for 2005 and $400,000, or 14%, for 2004. The 2005 increase results primarily from development of our European marketing and distribution network and related establishment of ReGen AG to conduct these efforts. Significant contributing factors include (i) $600,000 for legal, consulting and other professional services in connection with establishing and managing ReGen AG operations, marketing planning and management, developing and implementing a third-party reimbursement strategy; and developing and producing new marketing and training materials: and (ii) approximately $200,000 higher compensation related to new hires and planned wage increases for existing employees, of which approximately $60,000 is for new hires of ReGen AG. The 2004 increase results primarily from higher professional fees, principally for legal and accounting services and printing costs, all of which related to the registration statement on Form S-1 filed with the SEC in 2004 and other 2004 public filings. We expect that business development, general and administrative costs will continue to increase through 2006. In particular, the Company expects to incur additional costs during 2006 related to (i) professional fees for legal and accounting services in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act: and (ii) consulting fees, new employees, education, promotional activities, and related costs in connection with development of marketing and distribution capabilities for our products both in the U.S. and in Europe.

RECOGNITION OF EXPENSE FOR THE MINIMUM PENSION LIABILITY.  We previously disclosed in our financial statements for the year ended December 31, 2004, that we had elected to terminate, effective March 31, 2005, a defined benefit pension plan covering former employees of a former subsidiary. At the termination date we recognized as expense the $58,000 minimum pension liability component of accumulated other comprehensive loss. We are a waiting a favorable determination from the IRS on the plan termination before proceeding with benefit distributions to plan participants. During 2006 we expect to contribute the amount needed to cover any unfunded benefit obligation when participant distributions are made. The contribution amount will depend on various factors, including, among others, the cost of respective benefit options elected by the individual participants and actual performance of plan assets through the distribution date.

NON-OPERATING INCOME (EXPENSE).  Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $389,000 in 2005 compared with $138,000 for 2004 and $23,000 for 2003. The 2005 increase of $251,000 and the 2004 increase of $115,000, related primarily to earnings on higher balances of cash and cash equivalents and investments during 2005 and higher balances of cash and cash equivalents during 2004. Net rental income (expense), which is sub-lease rental revenue less rent and operating expenses, related to the sub-leased portion of our Redwood City, CA facility, approximated $4,000 for 2005 compared with $3,000 for 2004 and $(22,000) for 2003. The net expense in 2003 resulted from a 2003 lease modification that reduced sub-lease rent and included a rent abatement. For 2005 interest and other expense includes foreign currency transaction losses approximating $14,000. We did not have foreign currency transactions in 2004 or 2003. The 2005 increase related to interest expense approximated $105,000 or 77%, due to higher interest rates during the year and interest compounding. Interest expense for 2004 decreased in comparison to 2003 due to an adjustment in 2003 for compound interest.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

During the year ended December 31, 2005, the Company invested in commercial paper and federal agency mortgage-backed securities. The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. All investments are commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value.

Cash and cash equivalents and investments approximated $13.5 million as of December 31, 2005 compared with approximately $12.2 million as of December 31, 2004. The net increase in cash and cash equivalents and investments is a result of the net proceeds from the July 2005 financing, approximately $11.2 million, less cash used to support our normal operations, for equipment purchases, and for repayment of capital lease obligations.

During the first quarter of 2005 we formed a Swiss subsidiary to conduct certain of our marketing and distribution activities outside the U.S. At December 31, 2005 less than 1% of our cash and cash equivalents balance was held in Swiss francs. The effect on our 2005 consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash flows

The following table sets forth our sources and uses of cash for the years ended December 31, 2005, 2004 and 2003.

	Fiscal Year
	2005	2004	2003
	(In thousands)

Net cash (used in) operations	$(9,723)	$(6,112)	$(4,671)
Net cash provided by (used in) investing activities	(4,120)	(19)	3,429
Net cash provided by financing activities	11,198	9,998	9,564
Effect of exchange rate changes on cash	(10)	—	—

Net (decrease) increase in cash and cash equivalents	$(2,655)	$3,867	$8,322

Cash used in operating activities during the year ended December 31, 2005 approximated $9.7 million, which resulted from the net loss of $11.4 million, adjusted to account for a net increase in accounts receivables, inventory and other assets of approximately $371,000, a net increase in accounts payable, accrued expenses and other liabilities of $1.7 million together with adjustments of $358,000 for non-cash items, including depreciation, stock-based compensation, recognition as expense of the minimum pension liability component of accumulated other comprehensive loss upon termination of the defined benefit pension plan and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

During the year ended December 31, 2005, we invested approximately $4 million in commercial paper and federal agency mortgage-backed securities and $125,000 in property and equipment and repaid $12,000 of our capital lease obligations.

Through December 31, 2005, we have incurred cumulative inception to date net losses of approximately $65.7 million and used approximately $52 million in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive either FDA clearance or approval for our collagen scaffold or CMI products, respectively, and we are able to market these products in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if approved by the FDA, marketing and distribution of our products, as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all.

Based upon current cash reserves, including the net proceeds of the July 2005 Financing described below; planned spending rates for 2006, including expected costs associated with continued development of our distribution network in Europe; and estimated spending beyond 2006, management estimates that the Company has adequate cash on hand to support ongoing operations through at least January 1, 2007. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, the Company has the intent and ability to reduce planned spending during 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006.

We previously sponsored a defined benefit pension plan covering all former employees of a former APACHE subsidiary. This pension plan was frozen and closed to new participants in October of 1997. In December 2004, we elected to terminate the pension plan, effective March 31, 2005. At December 31, 2005 and December 31, 2004, the pension plan had an unfunded liability approximating $151,000 and $154,000, respectively. During 2006 we expect to distribute benefits to plan participants who, generally, may elect to receive their benefits as either a life annuity or a lump sum distribution. Upon distribution of benefits to participants we expect to make a cash contribution from our existing cash resources to cover any unfunded benefits. The amount of the cash contribution, which we expect to approximate the recorded pension liability of $163,000, ultimately will depend upon, among other factors, the actual performance of the plan’s assets through the distribution date and the respective benefit option elected by individual participants. At the termination date, March 31, 2005, we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58,000.

Equity Financing

On July 14, 2005, we completed a private placement of 14,011,178 shares of Common Stock (the “2005 Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $11.2 million (the “July 2005 Financing”). In connection with the July 2005 Financing, the Company issued to the purchasers warrants to purchase 3,502,797 shares of the Company’s Common Stock at an initial exercise price of $1.00, subject to adjustment (the “2005 Warrants”). The 2005 Warrants are exercisable for a period of five years from July 14, 2005 Financing. If within three years from July 14, 2005, the Company issues shares of its Common Stock, or other securities or instruments convertible or exchangeable for shares of its Common Stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. Pursuant to the terms of the Subscription Agreement by and between the Company and each Investor, the 2005 Privately Placed Common Stock and the Common Stock issuable upon the exercise of the 2005 Warrants is subject to registration rights whereby the Company agreed to file a registration statement under the 1933 Act covering all of the 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants within 30 days of the closing of the July 2005 Financing. On July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain shares of our Series A Stock and Series C Stock. The registration statement on Form S-1 was declared effective on August 5, 2005.

On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85 (the “April Financing”), resulting in proceeds net of issuance costs of approximately $9.9 million, which the Company deposited into its money market account. The common stock sold in the private placement was subject to lock-up provisions for a period of 150 days after the completion of the private placement.

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

In connection with the Series C Stock financing, ReGen issued to the purchasers of the Series C Stock warrants to purchase an aggregate of up to 2,079,965 shares of its Common Stock. The purchasers of the Series C Stock did not pay any additional consideration for the warrants. The warrants have a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any, that would have become exercisable was dependent upon the price per share of any subsequent equity financing occurring within 18 months of the warrant issuance date (“triggering event”). A value of approximately $969,000 was assigned to these warrants as of the closing dates of the Series C Stock, using the Black-Scholes valuation model, and assuming they became fully exercisable within the prescribed 18 month time frame. The value of these warrants has been carried in additional paid-in capital and as a reduction to the Series C Stock. No triggering event occurred within 18 months of the issuance of the warrants and all expired in March 2005.

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

Beginning in September 2010, the Series C Stock is subject to redemption at the option of a majority of the holders of the Series C Stock at a per share redemption price equal to the liquidation value of the Series C Stock at the time of redemption. The liquidation value equals the purchase price of the Series C Stock plus any declared but unpaid dividends taking into account any stock splits or similar adjustments to the Series C Stock. If a request for redemption at the option of the Series C Stockholders is made, the Company is to redeem all of the Series C Stock pro-rata among all of the holders of the Series C Stock, in one-third (1/3) increments on each of the 7th, 8th and 9th anniversaries of the issuance of the Series C Stock.

In connection with the private placement of our Series C Stock, we agreed to provide compensation in the form of cash and warrants for the Company’s Common Stock to placement agents who assisted us in identifying purchasers of our Series C Stock (the “Placement Fee”). The Placement Fee included approximately $421,000 in cash and warrants to purchase 200,000 shares of Common Stock, exercisable through September 23, 2009 at $0.4481 per share, which was the issuance price of the Series C Stock. The warrants issued to the placement agents were valued at approximately $97,000 using the Black-Scholes valuation model. The total issuance costs, which include the Placement Fee, of approximately $612,000 have been recorded as a reduction to the Series C stock.

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

During 2005 holders of 1,395,603 shares of Series A Stock and holder of 1,896,896 shares of Series C Stock exercised their right to convert their shares to an equal number of shares of common stock. As a result of these conversions, $110,000 of unamortized issuance cost associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders.

During 2004 holders of 642,723 shares of Series A Stock and holder of 9,302,620 shares of Series C Stock exercised their right to convert their shares to an equal number of shares of common stock. As a result of these conversions, $589,000 of unamortized issuance cost associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. The common stock issued upon conversion is included in the shares registered in August 2005.

Sales of the collagen scaffold family of products in the U.S. will not occur until either our 510(k) application relating to the collagen scaffold is cleared or we receive approval for the CMI by the FDA. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and we are making no claim regarding its safety, effectiveness or its potential for FDA approval. In addition to regulatory related hurdles, in order to achieve positive operating earnings and cash flow, we will need to effectively address various other operating issues, including, but not limited to, special reimbursement provisions for the surgeons and facilities that will be responsible for implanting our CMI or other future products. While we are actively working to address these issues, there is no guarantee that we will be able to obtain special reimbursement provisions, obtain them in any given time frame, or adequately address other operating issues.

We will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date we receive either FDA clearance or approval for the collagen scaffold or CMI, respectively and we are able to market these products in the U.S. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no guarantee that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Based upon current cash reserves and planned spending rates, including expected costs associated with development of a European distribution network, we believe the Company has adequate cash on hand to support ongoing operations through at least January 1, 2007. If necessary, the Company has the intent and ability to reduce planned spending during 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006. We anticipate that additional equity capital will be required beyond January 2007 to support ongoing operations, including continuation of our marketing and distribution activities in Europe; to further develop our tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if approved, launch of the collagen scaffold and the CMI in the U.S.

Debt Arrangements

We have obtained debt financing from Centerpulse, a shareholder, pursuant to two Credit Agreements. As of December 31, 2005, we owed approximately $7.4 million under these credit facilities. The Credit Agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock. Pursuant to the terms of the agreement between the Company and

Centerpulse, the Company’s debt obligations pursuant to the Credit Agreements were not accelerated when the Company elected to exercise its contractual right to convert the distribution right in the Distributorship Agreement to a non-exclusive right, nor were they accelerated upon the termination of the Distributorship Agreement. Accrued interest under these credit facilities is due upon maturity of the underlying principal. As of December 31, 2005, accrued interest on the credit facilities was approximately $1.3 million. The weighted average interest rate on the credit facilities was 3.28% and 1.92% for the years ended December 31, 2005 and 2004, respectively.

Significant New Accounting Pronouncement

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we currently account for share-based payments to employees using the intrinsic value method under Accounting Principles Board, or APB, Opinion No. 25. As such, we do not recognize compensation cost related to employee stock options if the exercise price of the options equals or exceeds the fair value of the underlying stock at issuance date. In December 2004, the Financial Accounting Standards Board issued Statement No. 123(R), “Share-Based Payment,” which is a revision of Statement No. 123. Statement No. 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements based on their fair values, using prescribed option-pricing models. Upon adoption of Statement 123(R) on July 1, 2005, pro forma disclosure will no longer be an alternative to financial statement recognition. Accordingly, the adoption of the fair-value method prescribed by Statement No. 123(R) will have a significant impact on our results of operations, although it will not have an impact on our overall financial position. The impact of adopting Statement No. 123(R) can not be predicted at this time because it will depend on levels of share-based payments granted in the future, option valuation models utilized and assumptions selected at the time of future grants. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the notes to our consolidated financial statements assuming that the same option valuation method and assumptions selected for the Statement No. 123 disclosure were utilized for Statement No. 123(R). Upon adoption of Statement No. 123(R), we may elect to utilize a different valuation method. These selections may have a significant impact on the amount of share-based payment expense under Statement No. 123(R).

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual obligations as of December 31, 2005:

	Payment due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Contractual Obligations:
Notes payable and long term debt, including accrued interest	$7,374	$—	$7,374	$—	$—
Capital lease commitments, including interest	78	19	34	25	—
Redeemable Series A preferred stock(1)	5,942	—	1,981	3,961	—
Redeemable Series C preferred stock(1)	4,402	—	—	2,935	1,467
Operating lease commitments	226	187	39	—	—

	$18,022	$206	$9,428	$6,921	$1,467

(1)	Amounts are redeemable at the option of not less than a majority of the holders of the respective Series A and Series C Stock, as discussed in Note 14 to our audited consolidated financial statements presented elsewhere.

The current lease for our manufacturing facility in Redwood City, CA expires in May 2006. We are in active negotiations with our landlord over an amendment to the existing lease that would provide for a seven year extension.

The Company owed approximately $34,000 remaining on a commercial commitment for lab testing sources at December 31, 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our obligations as of December 31, 2005 include debt instruments equal to (i) $486,000, original principal of $350,000 plus accrued interest through 2005, bearing interest at a fixed rate of 7% that compounds annually and (ii) approximately $6.9 million, $5.7 million in original principal plus accrued interest through 2005, bearing interest that compounds annually at variable rates ranging from 1.30% to 4.83% during 2005, adjusts annually at the anniversary dates of the respective loans, and is based upon the 1 year LIBOR. The book value of the variable rate debt approximates fair value. The fair value of the fixed rate debt instrument based on our estimate of our current incremental borrowing rate of 200-400 basis points above the prime rate is approximately $326,000 at December 31, 2005. As of December 31, 2004, our obligations include debt instruments equal to (i) $454,000, original principal of $350,000 plus accrued interest through 2004, bearing interest at a fixed rate of 7% that compounds annually and (ii) approximately $6.7 million, $5.7 million in original principal plus accrued interest through 2004, bearing interest that compounds annually at variable rates ranging from 1.14% to 3.06% during 2004, adjusts annually at the anniversary dates of the respective loans, and is based upon the 1 year LIBOR. The book value of the variable rate debt approximates fair value. The fair value of the fixed rate debt instrument estimated based on the same assumptions and methodology applied in the current year was approximately $302,000 at December 31, 2004. A 100 basis point fluctuation in our estimated incremental borrowing rate would cause a variance between $11,000 and $12,000 in the estimated fair value at December 31, 2005 and a variance of between $13,000 and $14,000 in the estimated fair value at December 31, 2004. All principal and accrued interest under these loans mature on the earlier of 36 months from the date we receive FDA approval for our CMI product, or December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors
ReGen Biologics, Inc.

We have audited the accompanying consolidated balance sheets of ReGen Biologics, Inc. and subsidiaries (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and Series A and Series C redeemable convertible preferred stock, and cash flows for each of the three years in the period ended December 31, 2005 and for the period from December 21, 1989 (inception) to December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ReGen Biologics, Inc. and subsidiaries (a development stage company) at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, and for the period from December 21, 1989 (inception) to December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 22, 2006

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$9,535	$12,190
Short-term investments	3,744	—
Trade receivables, net of allowance for doubtful accounts of $8, as of December 31, 2005	50	7
Receivables from related party	—	37
Inventory	368	76
Prepaid expenses and other current assets	295	236

Total current assets	13,992	12,546
Property and equipment, net	205	55
Investments	251	—
Other assets	95	123

Total assets	$14,543	$12,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$984	$378
Accounts payable to related parties	2	8
Accrued expenses	1,466	638
Pension liability	163	163
Other current liabilities	30	7

Total current liabilities	2,645	1,194
Other liabilities	18	19
Long-term portion of capital leases	51	4
Long-term portion of notes payable to related party, including accrued interest of $1,332 and $1,094 as of December 31, 2005 and 2004, respectively	7,374	7,136

Total liabilities	10,088	8,353
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 as of December 31, 2005, and 14,655,628 shares at liquidation preference of $6,567 as of December 31, 2004	5,942	6,567
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 as of December 31, 2005, and 12,943,533 shares at liquidation preference of $5,800 as of December 31, 2004	4,402	5,033
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued 69,173,678 shares at December 31, 2005, and 51,750,001 shares at December 31, 2004; 27,016 shares held in treasury at December 31, 2005 and 2004, respectively	691	517
Accumulated other comprehensive loss	( —)	(58)
Additional paid-in capital	64,465	51,750
Deficit accumulated during development stage	(71,045)	(59,438)

Total stockholders’ (deficit)	(5,889)	(7,229)

Total liabilities and stockholders’ equity (deficit)	$14,543	$12,724

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

				Period from
				December 21, 1989
				(Inception) to
	Years Ended December 31,			December 31,
	2005	2004	2003	2005

Revenue:
Sales	$520	$461	$262	$3,376
Royalties	50	43	31	234
Grant and other revenue	—	—	—	433

Total revenue	570	504	293	4,043

Expenses:
Costs of goods sold	568	381	357	3,915
Research and development	7,495	3,694	2,573	41,708
Business development, general and administrative	3,974	3,214	2,819	24,169
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	58	—	—	58

Total expenses	12,095	7,289	5,749	69,850

Operating loss	(11,525)	(6,785)	(5,456)	(65,807)
Merger cost	—	—	—	(515)
Interest and other income	389	138	23	1,761
Rental income	336	332	381	2,234
Rental expense	(332)	(329)	(403)	(2,092)
Interest and other expense	(256)	(137)	(275)	(3,352)
License fees	—	—	—	2,050

Net loss	$(11,388)	$(6,781)	$(5,730)	$(65,721)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(219)	(762)	(4,343)	(5,324)

Net loss attributable to common stockholders	$(11,607)	$(7,543)	$(10,073)	$(71,045)

Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.18)	$(0.35)	$(3.21)

Weighted average number of shares used for calculation of net loss per share	60,480,225	42,436,183	29,114,265	22,134,070

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C										Deficit
	Redeemable		Redeemable		Series A - F		Series B						Accumulated	Accumulated	Total
	Convertible		Convertible		Convertible		Convertible				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44	—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—	—	(2,476)		(2,476)

Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1	—	—		1
Net loss					—	—			—	—	—	—	(1,342)		(1,342)

Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828	—	(3,818)		3,012
Net loss					—	—			—	—	—	—	(1,463)		(1,463)

Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828	—	(5,281)		1,549
Net loss					—	—			—	—	—	—	(1,959)		(1,959)

Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828	—	$(7,240)		$(410)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C										Deficit
	Redeemable		Redeemable		Series A -		Series B						Accumulated	Accumulated	Total
	Convertible		Convertible		Convertible		Convertible				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

Balance at December 31, 1995 (carried forward)					2,501,890	$1			2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43	—	—		43
Net loss					—	—			—	—	—	—	(1,931)		(1,931)

Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5	—	—		5
Net loss					—	—			—	—	—	—	(3,868)		(3,868)

Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108	—	—		108
Compensation expense associated with stock option modifications					—	—			—	—	56	—	—		56
Net loss					—	—			—	—	—	—	(3,815)		(3,815)

Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)

Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C										Deficit
	Redeemable		Redeemable		Series A - F		Series B						Accumulated	Accumulated	Total
	Convertible		Convertible		Convertible		Convertible				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)

Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)

Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C										Deficit
	Redeemable		Redeemable				Series B						Accumulated	Accumulated	Total
	Convertible		Convertible		Series A - F Convertible		Convertible				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—		452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—		2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)

Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	405	—	—	—	405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—		—	(4,292)	—	(4,292)
Issuance of Common Stock — warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,730)	—	(5,730)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

			Series C		Stockholders Equity (Deficit)
	Series A		Redeemable		Series A - F		Series B						Deficit
	Redeemable		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Convertible		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	264	—	—	—	264
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—					(6,781)		(6,781)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	51,750	—	(59,438)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	111	—	—	—	111
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock — services rendered	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,388)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,330)

Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$64,465	$—	$(71,045)	$—	$(5,889)

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				December 21, 1989
	Years Ended December 31,			(Inception) to
	2005	2004	2003	December 31, 2005
	(Dollars in thousands)

Operating Activities
Net loss	$(11,388)	$(6,781)	$(5,730)	$(65,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	246	242	367	6,832
Amortization of debt discount for warrant and beneficial conversion feature	—	—	—	1,500
Depreciation and amortization	40	53	93	2,219
Loss on disposal of property and equipment	—	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	58	—	—	58
Exchange loss	14	—	—	14
Changes in operating assets and liabilities:
Other current assets and receivables	(107)	1	(40)	(271)
Inventory	(292)	140	46	(368)
Other assets	28	29	29	(45)
Accounts payable and accrued expenses	1,662	185	586	3,665
Other liabilities	16	19	(22)	54

Net cash used in operating activities	(9,723)	(6,112)	(4,671)	(52,054)

Investing Activities
Purchases of property and equipment	(125)	(19)	(44)	(2,127)
Changes in investments	(3,995)	—	3,473	(1,050)

Net cash (used in) provided by investing activities	(4,120)	(19)	3,429	(3,177)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	—	6
Reduction in payable to stockholder	—	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	9,454	34,221
Proceeds from issuance of common stock and warrants	11,210	10,004	115	21,630
Repayment on capital lease obligations	(12)	(6)	(5)	(135)
Proceeds from notes payable	—	—	—	11,410
Payments on notes payable	—	—	—	(2,323)

Net cash provided by financing activities	11,198	9,998	9,564	64,775

Effect of exchange rate changes on cash	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	(2,655)	3,867	8,322	9,534
Cash and cash equivalents at beginning of period	12,190	8,323	1	1

Cash and cash equivalents at end of period	$9,535	$12,190	$8,323	$9,535

Supplemental disclosure of cash flow information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$—	$300
Equipment purchased pursuant to capital leases	65	9	—	198
Cancellation of stock options associated with deferred stock compensation associated	—	—	—	1,250
Net assets assumed in merger	—	—	—	2,733
Conversion of bridge financing to equity	—	—	—	2,860
Beneficial Conversion of Series C Preferred Stock	—	—	4,292	4,292
Warrants associated with Series C Preferred Stock	—	—	969	969
Warrants associated with Series C Preferred Stock private placement agent fee	—	—	97	97
Conversion of Series A Redeemable Convertible Preferred Stock	625	288	—	913
Warrants exercised, cashless transaction	—	10	—	10
Conversion of Series C Redeemable Convertible Preferred Stock	850	4,168	—	5,018
Issuance of Common Stock for services rendered	93	—	—	93
Cash disclosure:
Cash paid for interest	4	2	2	320

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

(1)	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements of ReGen Biologics, Inc (“ReGen” or the “Company”) include accounts of the Company and its wholly-owned subsidiaries, RBio, Inc. (“RBio”) and ReGen Biologics AG (“ReGen AG”). Intercompany transactions and balances are eliminated in consolidation.

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-K and include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods presented.

To date, sales of the Company’s products have been limited. ReGen will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen would emerge from the development stage when either the collagen scaffold device or the CMI product is available for sale in the U.S. or the Company begins to earn significant revenue from its principal operations.

ReGen currently operates an orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. As discussed below, neither the collagen scaffold device or the CMI product is available for sale in the U.S. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.

(2)	NATURE OF BUSINESS AND LIQUIDITY

  Background

ReGen Biologics, Inc., a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry. The Company sold or discontinued the APACHE business and changed the Company’s name to Aros Corporation in 2001. In connection with the acquisition of RBio discussed below, as of November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the new ticker symbol “RGBI”, effective November 20, 2002.

Until June 21, 2002, when it was acquired by Aros Corporation in a reverse merger, RBio, formerly named ReGen Biologics, Inc., was a privately held tissue engineering company. The merger included all of RBio’s business and operating activities and employees. RBio, now a wholly-owned subsidiary of the Company, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990. RBio designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. RBio was funded by the original founders in May 1990 and was headquartered in Franklin Lakes, New Jersey where its corporate management, clinical and regulatory affairs, and marketing operations remain located. RBio operates an ISO 13485 certified manufacturing and research facility in Redwood City, California and trains surgeons in the use of its products at the Steadman Hawkins Foundation in Vail, Colorado and in other locations both within and outside of the U.S.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

In March 2005, the Company created a wholly-owned subsidiary in Appenzell Switzerland, ReGen Biologics AG (“ReGen AG”), to conduct its European distribution activities through local market distributors and a limited number of employees hired by the Company or ReGen AG.

Through RBio, the Company developed a proprietary collagen scaffold technology that includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company has filed for FDA clearance to market the ReGen® collagen scaffold family of products in the US. If clearance is obtained, the Company may make the collagen scaffold device available in a flat sheet configuration in various sizes as well as in a semi-lunar shape designed for use in the meniscus, and, potentially, other configurations designed to facilitate the reinforcement and repair of soft tissue in various sites within the body.

The Company’s first approved product using its collagen scaffold technology is the CMItm, which is cleared for sale in the EU and marketed through ReGen AG. The CMI is intended to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee, and to repair and reinforce the remaining meniscus and provide certain clinical benefits. The CMI is a type I collagen implant designed for patients with an irreparable meniscus tear or loss of meniscus tissue. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure. The surgeon sutures the CMI into the area where the meniscus tissue has been removed. Once implanted, the CMI’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By facilitating growth of new meniscus-like tissue, the CMI implant procedure provides the potential for restoring patient activity, reducing pain and possibly arresting the degenerative process that begins with the loss of meniscus tissue. The purpose of the CMI is to assist patients in regaining mobility and returning to a more vigorous lifestyle, while forestalling or minimizing degenerative joint disease. The Company estimates that in 2005 there were approximately 1.5 million partial meniscectomy procedures performed worldwide.

The Company has also developed and markets the SharpShooter® Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implant of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures.

The CMI and SharpShooter in 2000 each received the CE Mark for distribution in the European Economic Community. In 2002, the CMI was cleared for marketing in Australia and in 2000, the SharpShooter received marketing clearance by the United States Food and Drug Administration (“FDA”) for sale in the United States. Prior to the filing of a 510(k) premarket notification for the collagen scaffold product, the Company was pursuing premarket approval for the CMI in the U.S. The CMI has been the subject of a controlled, randomized, pivotal multicenter clinical trial (MCT) and is the subject of a modular pre-market approval application, or PMA, to the FDA. Prior to our decision to file a 510(k) premarket notification, the Company had expected to complete our submission of the PMA to the FDA by the end of 2005.

  Risks and Going Concern Considerations

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its collagen scaffold device, CMI and other products. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the collagen scaffold device is not cleared, it might substantially delay our ability to commercialize the collagen scaffold and negatively impact our business.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

If the collagen scaffold device is not cleared through the 510(k), we expect to proceed with submission to the FDA of the PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including special third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Company’s collagen scaffold, the CMI, or other future products. While the Company is actively working to address these issues, there is no guarantee that the Company will be able to obtain special reimbursement provisions, or obtain them in any given time frame.

The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives either FDA clearance or approval to market the collagen scaffold and the CMI, respectively, in the United States. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Based upon current cash reserves and planned spending rates, including expected costs associated with development of a European distribution network, management believes the Company has adequate cash and investments on hand to support ongoing operations through at least January 1, 2007. If necessary, the Company has the intent and ability to reduce planned spending during 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforseen events occur, it is possible that additional cash may be needed in 2006. The Company anticipates that additional equity capital will be required beyond January 2007 to support ongoing operations, including continuation of its marketing and distribution activities in Europe; to further develop the Company’s collagen scaffold technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of the collagen scaffold and the CMI in the U.S.

(3)	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and related disclosures. The Company’s consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts and a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $1,270 and $11,009 in money market accounts and $175 and $680 in a sweep account as of December 31, 2005 and December 31, 2004, respectively. At December 31, 2005 the Company also held cash equivalents in commercial paper and federal agency mortgage-backed securities of $3,750 and $4,194, respectively. At December 31, 2004, the Company did not hold cash equivalents in commercial paper or federal agency mortgage-backed securities. At December 31, 2005 and December 31, 2004, respectively, the Company held cash of $39 and $0 in a foreign account.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At December 31, 2005, the Company had invested $2,751 and $1,244, respectively, in federal agency mortgage-backed securities and commercial paper. The Company did not have any material realized or unrealized gains or losses at December 31, 2005 or for the year then ended. At December 31, 2004 the Company did not have investments.

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

Revenue Recognition

Revenue from sales of products is recognized when goods are shipped to the customer. Amounts billed to customers for shipping and handling are included in revenue from sales. Shipping and handling costs incurred by the Company are included in cost of goods sold. Our customers do not have a right to return the product other than for quality.

The Company’s agreement with one of its distributors provides for certain royalty payments to the Company when the distributor sells the products to the end users. The Company recognizes royalty revenue when amounts are determinable and the Company has fulfilled its obligations under the applicable agreement.

License fees represent payments received from customers for licenses to sell the Company’s products in various geographic areas (see Note 10, “License Agreements”). These fees are recognized as other income when all performance criteria in the underlying agreement have been met. License fees are not recurring.

Research and Development Costs

All research and development costs are charged to expense as incurred.

Patent and Licensing Costs

The Company records costs incurred to obtain patents and licenses as research and development expense.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the year ended December 31, 2005, approximated $14. Before 2005, the Company had no foreign currency transaction gains or losses.

Advertising Costs

All advertising costs are expensed as incurred. During the years ended December 31, 2005, 2004 and 2003, the Company expensed approximately $42, $9 and $18, respectively, as advertising costs.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The Company’s accumulated other comprehensive loss in 2004 comprised a minimum pension liability (see Note 12).

Fair Value of Financial Instruments and Concentrations

The carrying amount of the Company’s variable rate debt approximates fair value. The fair value of the fixed rate debt, including original principal and accrued compounded interest, approximated $326 and $302 as of December 31, 2005 and 2004, respectively. The fair value of the fixed rate debt is based on the Company’s estimate of its current incremental borrowing rate of 200 — 400 basis points above the prime rate at the respective dates. The carrying amounts of the Company’s cash and cash equivalents, held-to-maturity debt securities, trade receivables, receivables from related party, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The Company currently markets and sells two products. Our primary product, the CMI, is a type I collagen implant designed to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee. We also sell the SharpShooter Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscal repair procedures.

Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy and Spain, through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

Until August 11, 2005 the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”), which is also a shareholder and creditor of the Company, had, pursuant to a distribution agreement, a non-exclusive license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. The distributorship agreement with Centerpulse terminated effective August 11, 2005, and ReGen now has exclusive worldwide rights to market the CMI.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Effective March 23, 2005, the Company has formed a Swiss subsidiary, ReGen AG, to conduct its marketing and distribution activities outside the United States. In the fourth quarter of 2005, the Company entered into three distributorship agreements with three independent orthopedic device marketing organizations for distribution of our products in Italy and Spain. Each of the agreements grants exclusive distribution rights to market the CMI and non-exclusive rights to market other ReGen products within the specified geographic territories, as follows: (i) to Xmedica s.r.l. (“Xmedica”) in Italy; (ii) to Hoscenter, S.L. (“Hoscenter”) in all of Spain except Catalonia territory; and (iii) to Polymedic 2000, S/A (“Polymedic”) in Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Andorra, Islas Baleares). The initial terms of the respective agreements run through December 31, 2007. Outside the geographic territories specified in the distributorship agreements, ReGen AG distributes the Company’s products directly to hospitals and clinics, primarily in Switzerland, Belgium and Germany.

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers. Concentrations of receivables and revenue by customer as of and for the years ended December 31, 2005, 2004 and 2003 are as follows:

	Years Ended December 31,
	2005	2004	2003

Receivables: (*)
U.S
Trade (Linvatec)	39%	16%	100%
Switzerland
Related party (Centerpulse)	0%	84%	0%
Trade (various)	0%	0%	0%
Germany (Trade-various)	34%	0%	0%
Belgium (Trade-various)	27%	0%	0%
Sales revenue:
U.S. (Linvatec)	73%	54%	23%
Switzerland
Centerpulse	7%	46%	77%
Other	2%	0%	0%
Spain (Hoscenter)	2%	0%	0%
Italy (Xmedica)	4%	0%	0%
Germany (various)	9%	0%	0%
Belgium (various)	3%	0%	0%
Royalties:
U.S. (Linvatec)	100%	100%	100%

(*)	Receivable amounts are reflective of year-end balances

In several cases the Company relies on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to establish new vendor relationships.

At December 31, 2005, less than 1% of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 2% of current liabilities related to unsettled obligations denominated in CHF. For the

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

year ended December 31, 2005, 4% of the Company’s expenses resulted from transactions denominated in CHF. Before 2005 the Company did not have cash and cash equivalent balances held in foreign currency or transactions denominated in foreign currency.

Share-Based Payments

The Company has a stock-based employee compensation plan, which is described more fully in Note 14, and records compensation expense using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Under APB No. 25, no compensation expense is recognized for stock options issued to employees where the exercise price is equal to or greater than the market value of the Company’s common stock at the date of grant. Expense is recognized in the financial statements for options issued to employees where the option price is below the market value of the Company’s common stock on the date of grant, for options issued to non-employees, and for options and warrants issued to non-employees in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense for employee compensatory options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option and is recognized over the vesting periods specified in the respective grant awards. For grant awards that provide for graded vesting, the Company recognizes the estimated expense on an accelerated basis. The expense recognized for non-employee compensatory options is measured based on management’s estimate of fair value using the Black-Scholes option pricing model, and recognized over the shorter of the specified vesting period or the period over which related services are performed.

The following table illustrates the effect on the Company’s net loss attributable to common stockholders and loss per share attributable to common stockholders if we had recorded stock-based employee compensation by applying the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.

				Period from
				December 21, 1989
	Years Ended December 31			to December 31,
	2005	2004	2003	2005
	(In thousands)

Net loss attributable to common stockholders, as reported	$(11,607)	$(7,543)	$(10,073)	$(71,045)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	137	217	97	5,876
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(761)	(795)	(388)	(12,289)

Pro forma net loss attributable to common stockholders	$(12,231)	$(8,121)	$(10,364)	$(77,458)

Loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.19)	$(0.18)	$(0.35)	$(3.21)
Basic and diluted — pro forma	$(0.20)	$(0.19)	$(0.36)	$(3.50)

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure for 2005, 2004 and 2003, respectively:

	Years Ended December 31,
	2005	2004	2003

Risk-free interest rate	4.21 - 4.52%	4.12 - 4.80%	2.94 - 4.05%
Dividend yield	0%	0%	0%
Expected lives	7 - 10 years	10 years	5 - 10 years
Expected volatility	77.19 - 82.71%	91.57 - 100.50%	102.10 - 108.10%

The expected volatility was calculated by using historical stock prices of the Company since June 2002.

ReGen has an independent contractor services agreement with MedWork, AG, a Swiss company, pursuant to which MedWork provides specified services in connection with operating ReGen AG. In partial consideration for MedWork’s services, during 2005 the Company issued 100,000 shares of its common stock to MedWork, with a fair value of $93. This amount was expensed in 2005, as the services were performed.

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

In April 2005, the SEC delayed the effective date for Statement 123(R) to the beginning of any annual period after June 15, 2005 so that Statement 123(R)will be effective for us beginning on January 1, 2006.

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

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants with exercise prices equal to or greater than the fair value of the underlying stock at the grant date. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no net impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard using the same methods and assumptions as those used in the pro-forma

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

disclosure required by Statement 123, would have approximated the impact of Statement 123 as disclosed above. Upon adoption of SFAS No 123(R), the Company may select a different valuation method which could have a significant impact on the amount of expense recognized. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

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

Reclassifications

Stock-based compensation, previously presented separately in the consolidated statements of operations for the years ended December 31, 2004 and 2003 has been reclassified as follows:

	Years Ended December 31,
	2004	2003
	(In thousands)

Research and development	$38	$23
Business development, general and administrative	204	344

Total stock-based compensation expense — reclassified	$242	$367

Certain other prior year and inception to December 31, 2005 balances have been reclassified to conform to the current period’s presentation.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

(4)	FINANCIAL INSTRUMENTS

The following table reflects contractual maturities of the Company’s investments, all classified as held-to-maturity, as of December 31, 2005:

	Years
	Within 1	Over 1 To 5	Over 5 To 10	Over 10	Total
	(Dollars in thousands)

Held-to-maturity securities:
Federal agency mortgage-backed securities	$2,500	$251	$—	$—	$2,751
Commercial paper	1,244	—	—	—	1,244

Total investments	$3,744	$251	$—	$—	$3,995

(5)	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2005	2004
	(In thousands)

Computer equipment	$115	$101
Office and other equipment	178	99
Manufacturing equipment	561	464
Leasehold improvements	1,159	1,159

	2,013	1,823
Less accumulated depreciation and amortization	(1,808)	(1,768)

	$205	$55

The Company has financed the purchase of certain of its computer and office equipment under capital lease arrangements (see note 9, Capital Leases). Depreciation and amortization of property and equipment was $40, $53 and $93 during 2005, 2004 and 2003, respectively.

(6)	INVENTORY

Inventory consists of the following:

	December 31,
	2005	2004
	(In thousands)

Raw material	$24	$29
Work in process	67	10
Finished goods	277	37

	$368	$76

Inventory was adjusted down $144 and $30 during 2005 and 2004, respectively, to reflect values at the lower of cost or market. At December 31, 2005 and 2004, 62% and 12%, respectively, of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

(7)	ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2005	2004
	(In thousands)

Accrued professional fees	$1,125	$313
Accrued wages and vacation	240	210
Accrued printing cost	56	52
Other accrued cost	45	63

	$1,466	$638

(8)	NOTES PAYABLE

Credit Agreement and 2000 Credit Agreement

On November 30, 1998, the Company entered into a Credit Facility (Credit Agreement) with Centerpulse, a shareholder who until August 11, 2005 also had a non-exclusive license to sell the Company’s CMI product outside of the United States. (see Note 10). The Credit Agreement provides for financing tranches of up to $2,043. As of December 31, 2005, the Company has drawn the entire amount available. During 2002, the Credit Agreement was amended to extend the maturity date to the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity. The outstanding balance bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 1.51% — 4.83% and 1.32% — 3.06% during 2005 and 2004, respectively. Accrued interest related to the Credit Agreement is due upon maturity of the underlying principal.

On March 15, 2000, the Company entered into another Credit Facility (2000 Credit Agreement) with the same shareholder as the Credit Agreement. The 2000 Credit Agreement provided for financing tranches of up to $4,000. As of December 31, 2005, the Company has drawn the entire amount available. During 2002, the 2000 Credit Agreement was amended to extend the maturity date to the earlier of 36 months from the date the Company receives FDA approval for its CMI product, or December 31, 2009. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt be converted to equity. The interest rate on $350 of the financing is fixed at 7% compounded annually. The remaining $3,650 bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 1.30% — 4.81% and 1.14% — 2.76% during 2005 and 2004, respectively. Accrued interest related to the 2000 Credit Agreement is due upon maturity of the underlying principal. In connection with the 2000 Credit Agreement, the lender has obtained a security interest in certain of the Company’s intellectual properties.

As of December 31, 2005, accrued interest on the credit facilities was approximately $1,331. The weighted average interest rate on the credit facilities for the years ended December 31, 2005 and 2004 was 3.28% and 1.92%, respectively.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

(9)	CAPITAL LEASES

Future payments under capital lease obligations at December 31, 2005 are as follows:

December 31, 2005
Capital Leases
(In thousands)

2006	$19
2007	18
2008	17
2009 and thereafter	25

79
Amounts representing interest	(14)

$65

Property and equipment under capital leases at December 31, 2005 and 2004, is $62 and $10, net of accumulated amortization of $35 and $20, respectively. Amortization of assets recorded under capital leases is included in the Company’s depreciation expense.

(10)	LICENSE AGREEMENTS

Product Distribution License Agreements

In February 1996, the Company entered into a perpetual product distribution agreement (1996 Product Distribution Agreement), which was amended in January 2002, for the Collagen Meniscus Implant (CMI) with Centerpulse a shareholder who is also the holder of the Company’s notes payable. Pursuant to the terms of the Product Distribution Agreement, as amended, in 2003, Centerpulse was obligated to sell a minimum of 800 CMI’s. Since Centerpulse failed to meet the minimum sales requirements, the Company elected to exercise its right under the Product Distribution Agreement to make the distribution rights to the CMI held by Centerpulse non-exclusive. This election took effect on April 17, 2004. Effective August 11, 2005, Centerpulse terminated its non-exclusive distribution rights to the CMI under the Product Distribution Agreement.

During 2000, the Company entered into an exclusive distribution agreement with Linvatec to sell the Sharp Shooter product throughout the world. Pursuant to the terms of this agreement the distribution rights became non-exclusive in April 2002. Pursuant to the agreement, Linvatec is obligated to pay the Company a royalty on net sales of products sold by Linvatec to end users at rates between 10% and 12%. For the years ended December 31, 2005, 2004 and 2003, the amount of royalty income under this agreement was $50, $43 and $31, respectively.

Technology License Agreements

In April 1997, the Company entered into an agreement with Dr. J. Richard Steadman, a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the Sharp Shooter. The Company is required to pay a royalty of up to 6% (up to 4.8% to the member of the Board of Directors and up to 1.2% to an assignee of MPC) on net sales of products sold incorporating the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. The Company’s obligation under the agreement to pay royalties ceases ten years after the national launch of the SharpShooter in the U.S. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. The agreement may not be terminated except by mutual agreement of all of the parties. For the years ended December 31, 2005, 2004 and 2003, royalty expense under this

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

agreement approximated $27, $10 and $9, respectively which is reported as cost of goods sold in the accompanying Consolidated Statements of Operations. Royalties expense due under this agreement for 2005 and 2004 approximated $21 and $8, respective, for royalties due to Dr. Steadman and $6 and $2, respectively, for royalties due to MPC’s assignee.

In 1995, the Company entered into an exclusive license agreement with Dr. Shu-Tung Li, then an employee of the Company, pursuant to which the employee granted the Company an exclusive worldwide right and license to certain technology considered by the Company to be a candidate for use in its products. The licensed technology includes the rights to certain patents and to any products resulting from the use of such technology and/or patents. Under the exclusive license agreement, the Company agreed to pay the employee a license issue and royalties. The Company completed its payments under this license agreement during fiscal 2000. The exclusive license agreement will expire on the later to occur of ten years from the commercial sale of any licensed product (as defined in the agreement) or the date of expiration of the last to expire patent covered in the agreement.

(11)	COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters in Franklin Lakes, New Jersey under a non-cancelable operating lease that expires on March 31, 2007. The Company leases space for its manufacturing operations in Redwood City, California, under a non-cancelable operating lease that expires in May 2006. The Company is presently negotiating terms with the landlord to amend the existing lease to provide for a seven year. A portion of the manufacturing facility is sub-leased at the rate of $16 per month under a sub-lease which expires in May 2006. The Company is currently negotiating with the subtenant to extend the sublease at least through the end of 2006. The Company has a lease for its Vail office that expires in January 2008, and provides for initial year base annual rent of $27, payable monthly. Total net rent expense approximated $273, $276 and $247 for the years ended December 31, 2005, 2004 and 2003, respectively.

Future minimum lease payments are as follows at December 31, 2005:

(In thousands)

2006	$187
2007	39

$226

Future minimum sublease receipts are as follows at December 31, 2005:

(In thousands)

2006	$67

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

The Company’s operations are under rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. In the second quarter of 2005 the FDA initiated an inspection, or audit, of the Company’s records relating to the CMI clinical trial and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company responded to the FDA’s audit notice and, where deemed necessary by management, took corrective action to address the investigators’ observations. In the third quarter of 2005, as a follow-up to the notice of inspectional observations, the Company received a warning letter from the FDA indicating that at that time the FDA believed that the Company had not adequately addressed in its written response the specific observations and issues identified in the Form 483. The Company believes that it responded to the issues raised in the Form 483 through the written response and updated procedures provided to the FDA prior to the issuance of the warning letter. Management believes that the warning letter may not have taken into account the Company’s adoption and implementation of the updated procedures. In October 2005, the Company submitted its written response to the warning letter, including reference to its previously submitted response to the Form 483 and the updated procedures. Responding to FDA inquiries and providing the FDA with information is time consuming for management and could cause a delay in the submission of our Pre-Market Approval Application (PMA) to the FDA. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of our PMA for the CMI, enforcement actions, injunctions, and criminal prosecution.

(12)	EMPLOYEE BENEFIT PLANS

The Company sponsors a profit sharing plan (“Plan”) intended to qualify under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Plan after three months of service. Employees may contribute a portion of their salary to the Plan, subject to annual limitations imposed by the Internal Revenue Code. The Company may make matching or discretionary contributions to the Plan at the discretion of the Board of Directors, but has made no such contributions to date. Employer contributions generally vest over seven years.

Prior to the reverse merger and recapitalization, the Company sponsored a defined benefit pension plan (“Pension Plan”) covering all former employees of National Health Advisors, a former subsidiary of APACHE. The Pension Plan was amended to freeze benefit accruals and the entry of new participants effective October 31, 1997. The sale of the Company’s APACHE business in 2001 resulted in the termination of all remaining participants in the Pension Plan.

The benefits under the Pension Plan are based on final average compensation. This defined benefit is offset by a linked profit sharing retirement plan that was also sponsored by National Health Advisors. The Pension Plan covers the portion of the participant’s defined benefit that is not covered by the balance in the participant’s linked profit sharing retirement account on the date of their retirement. While the total amount of each participant’s defined benefit was frozen, the Pension Plan’s share of the defined benefit will fluctuate as the funds invested in each participant’s linked profit sharing retirement account fluctuates. In December 2004, the Company elected to terminate the Pension Plan, effective March 31, 2005. During 2006, the Company expects to distribute plan benefits to the participants. Generally, the participants may elect to receive their benefit as either a life annuity or a lump sum distribution. The Company expects to contribute to the Pension

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Plan an amount sufficient to cover the unfunded benefit obligation, if any upon distribution of benefits to the participants. The Company expects that this contribution will be approximately $163 which is the accrued pension liability recognized in the Company’s consolidated balance sheet at December 31, 2005 and 2004. The actual amount of the required contribution ultimately depends on, among other factors, the form of benefit elected by the individual participants and the actual performance of plan assets and linked assets through the date of distribution. Previously, the Company’s funding policy was to contribute annually an amount that could be deducted for federal income tax purposes and met minimum-funding standards, using an actuarial cost method and assumptions which are different from those used for financial reporting.

Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the Pension Plan funded status at December 31, 2005 and 2004, the measurement date, and significant assumptions follow.

	December 31,
	(measurement date)
	2005	2004
	(In thousands)

CHANGE IN BENEFIT OBLIGATION
Beginning of the year	$438	$414
Interest cost	26	26
Actuarial loss (gain)	(21)	(2)
Increase due to change in assumptions	33	—

End of the year	$476	$438

CHANGE IN FAIR VALUE OF ASSETS
Beginning of the year	$284	$261
Actual return on plan assets	41	23
Employer contributions	—	—

End of the year	$325	$284

RECONCILIATION OF FUNDED STATUS
(Under)/over funded status	$(151)	$(154)
Accrued pension cost	$(151)	$(154)
SIGNIFICANT ASSUMPTIONS:
Discount rate	5.75%	6.26%
Expected return on plan assets	6.26%	6.26%
Rate of compensation increase	NA	NA

The measurement date has been changed in 2005 from October 31 to December 31 to be consistent with the Company’s fiscal year end. There was no material change to amounts previously reported for 2004.

The $33 increase in the benefit obligation during 2005 due to the change in assumptions results from the change in the discount rate used to calculate the annual interest cost.

The expected rate of return on plan assets is based on historical rates of return of actual investments. No Pension Plan participants are expected to reach normal retirement age in the next five years. The rate of compensation increase is not applicable as the Plan has been frozen.

Because the Plan is frozen, the Company will not have any future service costs associated with this plan. Future pension expense could result from amortization of actuarial gains and increases in the benefit obligation

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

due to future decreases in the linked profit sharing retirement accounts. At December 31, 2005 and 2004, the balance in the linked profit sharing retirement accounts was approximately $180 and $174, respectively. Decreases in this balance will increase the benefit obligation of the Pension Plan while increases in this balance will decrease the benefit obligation of the Pension Plan.

The Company’s pension expense is as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Interest cost	$26	$26	$24
Expected return on plan assets	(18)	(16)	(15)
Recognized net actuarial loss (gain)	1	—	—

	$9	$10	$9

As of the 2002 measurement date, the market value of the Pension Plan assets was below the accumulated benefit obligation, and the Company was required to record a minimum liability of approximately $58 in 2002. This amount was reflected as an increase in pension liability and a decrease in other comprehensive income in 2002. Due to the Company’s net operating loss position, no tax benefit was provided for this additional liability. There was no change in the additional minimum liability during 2004. In 2005 the minimum liability was expensed upon termination of the plan effective March 31, 2005.

Pension Plan Assets

At December 31, 2005 and 2004, Pension Plan assets totaled approximately $325 and $284, respectively.

Allocation of Pension Plan Assets at December 31,

	Defined Benefit
	Pension Plan
	2005	2004

Cash and Cash Equivalents	2%	—%
Equity	97%	94%
Non-U.S. Equity	1%	6%

Total	100%	100%

Investment Strategy and Risk Management for Pension Plan Assets

The stated investment objective of the Pension Plan is to optimize growth of invested assets over a five year time horizon, subject to the termination of the Plan discussed above. The overall risk tolerance of the plan is moderately aggressive, while maintaining a widely diversified group of investments by asset class, achieved largely by investing in pooled investment funds. The Company’s strategy is that investment returns in each investment portfolio should equal or exceed the return of a market index or blended index in proportions similar to the long term asset allocation selected for the portfolio.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Strategic Target Allocation of Pension Plan Assets

Asset Category	Target Allocation

Equity	71%
Non-U.S. Equity	5%
U.S. Fixed Income	24%

Total	100%

(13)	RELATED PARTY TRANSACTIONS

Pursuant to a distributorship agreement, the Company had a cost reimbursement arrangement with Centerpulse, also a shareholder of the Company. The cost reimbursement agreement was terminated effective August 11, 2005, in connection with termination of the Company’s distributorship agreement with Centerpulse. The Company did not receive any cost reimbursements from Centerpulse in 2005. For the years ended December 31, 2004, and 2003, the Company was entitled to, and recorded as a reduction of business development expenses, reimbursement of approximately $17 and $90, respectively.

For the years ended December 31, 2005, 2004 and 2003, 7%, 46% and 77%, respectively, of the Company’s revenue was from sales to Centerpulse, a related party.

At December 31, 2005 and December 31, 2004 accounts payable due to related parties represent amounts due to a shareholder and an affiliate of a shareholder for reimbursable expenses, royalty payments and fees for services provided to the Company. Payments to the aforementioned related parties approximated $54 and $21 during 2005 and 2004, respectively.

During 2005 and 2004 the Company made donations of approximately $3 and $8, respectively, to the Steadman Hawkins Foundation for orthopedic research. Dr. Steadman, a director and shareholder of the Company, is a director of the Foundation.

(14)	STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

Effective May 24, 2005 the Company amended its Amended and Restated Certificate of Incorporation, to increase the number of authorized shares of common stock from 130,000,000 to 165,000,000. As of December 31, 2005, 69,146,662 shares of common stock were issued and outstanding. The Company has reserved 24,306,662 shares of common stock for conversion of outstanding Preferred Stock and 26,674,801 shares of common stock for exercise of stock options and warrants.

The Company’s capital structure was significantly impacted by the reverse merger and recapitalization of June 21, 2002 (see further discussion below). The information contained in this note reflects the disclosures related to all shares, options and warrants outstanding at December 31, 2005 and 2004, and where applicable, historical information related to these securities and plans.

Merger with RBio

Pursuant to the merger with RBio on June 21, 2002, RBio’s outstanding shares of Common Stock, Preferred Stock and options and warrants to acquire RBio’s Common Stock and Preferred Stock were converted into equity instruments of the Company. Each share of RBio’s Common Stock has been converted to 2.7495 shares of the Company’s Common Stock. Each share of RBio’s Series A, Series B, Series C, Series D, Series E and Series F Convertible Preferred Stock has been converted into 2.7495 shares of the Company’s Common Stock. Each share of RBio’s Series G Preferred Stock has been converted to 2.7495 shares

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

of the Company’s Series A Convertible Preferred Stock (“Series A Stock”). Upon completion of the merger, holders of RBio’s Common Stock and Preferred Stock controlled approximately 80% of the voting rights of the combined company. As such, RBio was deemed the acquirer for purposes of accounting for the merger.

At the time of the merger, all of RBio’s stock options and warrants became fully vested. Each option and warrant to purchase RBio’s Common Stock has been assumed by the Company and converted to options and warrants, respectively, to acquire that number of shares of the Company’s Common Stock equal to the product of 2.7495 multiplied time the number of RBio’s shares purchasable under each option or warrant. As such, 2,265,943 RBio options at January 1, 2002 were effectively converted to 6,230,210 ReGen options using this multiplier. Each warrant to purchase RBio’s Series C Convertible Preferred Stock was assumed by the Company and converted to warrants to purchase 2.7495 sharers of the Company’s Common Stock. The per share exercise price for shares of Common Stock issuable upon exercise of such assumed options and warrants is equal to the quotient determined by dividing the exercise price per share of applicable RBio stock by 2.7495.

Redeemable Convertible Preferred Stock

The Company issued its Series A Redeemable Convertible Preferred Stock (“Series A Stock”) in connection with the RBio merger in 2002 and issued its Series C Redeemable Convertible Preferred Stock (“Series C Stock”; collectively, “Preferred Stock”) in connection with private placement financings in September 2003. (See Merger with RBio and Financings and Capital Transactions sections for further discussion.)

The holders of Series A and Series C Stock (collectively, “Preferred Stockholders”) are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the Preferred Stockholders are entitled to receive as a liquidation preference an amount per share equal to the purchase price of the respective shares, plus any declared but unpaid dividends and subject to adjustment for stock splits and similar adjustments.

The Preferred Stockholders each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote.

At the option of the Preferred Stockholders, the Preferred Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Preferred Stock. The Series A Stock will automatically convert into common stock concurrent with the closing of a qualified public offering of common stock under the Securities Act of 1933 in which the Company receives at least $5,000 in gross proceeds at a valuation of at least $25,000. The Series C Stock will automatically convert into common stock concurrent with the closing of a qualified public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10,000 in gross proceeds at a valuation of at least $50,000.

Beginning on the 7th anniversary of the issuance and delivery of the Preferred Stock, June 21, 2009 for the Series A Stock and September 2010 for the Series C Stock, the Preferred Stock is subject to redemption at the option of not less than a majority of the holders of the respective Series A Stock and Series C Stock, at a per share redemption price equal to the liquidation preference of the respective Series A Stock or Series C Stock at the time of redemption. The Company shall redeem not less than all of the Series A or Series C Stock at the respective redemption price, pro-rata among all of the respective holders of the Series A or Series C Stock, in one-third (1/3) increments on each of the respective 7th, 8th and 9th anniversaries of the issuance and delivery of the Series A or Series C Stock.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The Preferred Stock is subject to Registration Rights Agreements entered into in September, 2003 whereby the Preferred Stockholders have, in certain circumstances, the right to require the Company to register the common shares into which the Series C Stock and the Series A Stock is convertible. The shares registered in August 2005 include common shares issuable upon the conversion of shares of Preferred Stock (see further discussion under Financing and Capital Transactions).

During 2005 holders of 1,395,603 and 1,896,896 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. During 2004 holders of 642,723 and 9,302,620 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C conversions, $110 and $589 of unamortized issuance cost associated with the Series C Stock was recognized in 2005 and 2004, respectively, as deemed dividends to preferred stockholders for purposes of determining net loss attributable to common stockholders. The Common Stock issued upon the 2005 and 2004 conversions was included in the shares registered in July 2004.

Financings and Capital Transactions

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

In September 23 and September 30, 2003, the Company completed the private placement of approximately 22,246,153 shares of Series C Stock, resulting in proceeds, net of issuance costs including cash and non-cash consideration, of approximately $9,394. The Series C Stock was issued with a beneficial conversion option. The value attributable to the beneficial conversion option of approximately $4,292 was recognized and measured by allocating a portion of the proceeds equal to the intrinsic value to additional paid-in capital. The intrinsic value was calculated as the difference between the conversion price and the fair value of the

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

underlying common stock at the issuance date and multiplied by the number of shares into which the Series C Stock is convertible. The Series C Stock was convertible at the issuance date and as such the total value of the beneficial conversion option was accreted immediately through a charge to retained earnings. Accretion for the beneficial conversion and issuance costs on the Series C Stock were treated as a deemed dividend to Series C stockholders for purposes of calculating net loss attributable to common stockholders and earnings per share.

In connection with the Series C Stock financing, the Company issued to the purchasers of the Series C Stock, warrants to purchase an aggregate of up to 2,079,965 shares of its Common Stock (see further discussion under Warrants section). A value of approximately $969 was assigned to these warrants and is carried in additional paid-in capital and as a reduction to the Series C Stock.

The Series C Stock has been recorded outside of permanent equity in the accompanying balance sheet, net of issuance costs of approximately $612 (including the value of warrants issued to placement agents — see further discussion under Warrants section) and warrants issued to Series C Stockholders valued at $969. The Series C Stock is being accreted to the redemption value through a charge to retained earnings over a period of 7 years using the effective interest method.

Stock Options

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, if the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

The Company has an Employee Stock Option Plan (the Plan) that provides up to 9,450,000 options to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. At December 31, 2005, options for 6,255,901 shares were outstanding and options for 3,068,040 shares were available for grant under the Plan. The Company has reserved 9,323,941 shares of common stock for issuance under the Plan. During 2005 the Company granted options to purchase 66,000 shares at an exercise price of $0.93, which was equal to the market price of the Company’s stock on the day of the grant. During 2004 the Company granted options to purchase 341,117 shares at exercise prices ranging between $0.90 and $1.14, of which 50,000 options were below the market price of the Company’s stock on the grant date. For 2005 the consolidated results of operations included $3 for compensation expense associated with the below market options. During 2003 the Company granted options to purchase 2,018,025 shares at an exercise price $0.45, of which 1,818,025 of the options were below the market price of the Company’s stock on the grant date. Compensation expense of $82, $86 and $56 associated with the below market options is reported in the consolidated results of operations for 2005, 2004 and 2003, respectively.

In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), which was amended and restated effective April 1, 2004. The Director Option Plan is administered by a Committee composed of the Chairman of the Company’s Board of Directors and such other employee members of the Board who may be selected by the Chairman. The timing of grants and exercise price of options granted under the Director Option Plan are at the discretion of the Committee. Vesting requirements and expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. Aggregate grants under the Director Option Plan are limited to 2,500,000 shares subject to adjustment for stock splits and similar events. As of December 31, 2005, options for 1,622,480 shares were

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

outstanding and 872,520 were available for grant. The Company has reserved 2,495,000 shares of common stock for issuance under the Director Option Plan. During 2005 no options were granted under this plan. During 2004 the Company granted options to purchase 109,980 shares at an exercise price of $0.16 and options to purchase 450,000 shares at an exercise price of $1.09. All options issued during 2004 were below the market price of the Company’s stock on the day of the grant. For 2005 and 2004 the consolidated results of operations included $18 and $92, respectively, for compensation expense associated with the below market options. During 2003, the Company granted options to purchase 1,250,000 shares at an exercise price of $0.45, of which 1,000,000 of the shares were below the market price of the stock on the day of the grant. Compensation expense of $39, $48 and $12 associated with the below market options is reported in the consolidated results of operations for 2005, 2004 and 2003, respectively. The options vest over four years.

In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan), which was amended and restated January 31, 2003. The Director Supplemental Option Plan provides up to 500,000 options to be issued to the Directors of the Company as amended. The exercise price of such options shall not be less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 2005 and December 31, 2004 options for 100,400 shares were outstanding and 324,600 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 425,000 shares of common stock for issuance under the Director Supplemental Option Plan.

At June 21, 2002, RBio had reserved the equivalent of 2,394,526 shares of the Company’s common stock for issuance under its 1991 Stock Option Plan (the Plan). The Plan was closed in conjunction with the merger between the Company and RBio on June 21, 2002. As of December 31, 2005, 417,927 options for shares remain outstanding, which originated from the Plan and are fully exercisable.

At June 21, 2002, RBio had reserved the equivalent of 1,649,700 shares of the Company’s common stock for issuance under its 1993 Directors’ Stock Option Plan (the Directors’ Plan). The Directors’ Plan was closed in conjunction with the merger between the Company and RBio on June 21, 2002. As of December 31, 2005, 570,521 options for common stock of the Company remain outstanding, which originated from the Directors’ Plan and are fully exercisable.

At June 21, 2002, RBio had reserved the equivalent of 4,674,150 shares of the Company’s common stock for issuance under its 1999 Stock Option Plan (the 1999 Plan). The 1999 Plan was closed in conjunction with the merger between the Company and Subsidiary on June 21, 2002. As of December 31, 2005, 3,538,999 options for common stock of the Company remain outstanding, which originated from the 1999 Plan and are fully exercisable.

At June 21, 2002, RBio had reserved the equivalent of 2,852,161 shares of the Company’s common stock for issuance under two separate stock option plans for specified key employees. The Plans were closed in conjunction with the merger between the Company and RBio on June 21, 2002. As of December 31, 2005, 2,357,251 options for common stock remain outstanding, which originated under these plans and are fully exercisable.

In accordance with the merger between the Company and RBio, the Company assumed all outstanding options of RBio, such that immediately after the merger, options for the stock of RBio became options for the stock of the Company. As of December 31, 2002, options assumed from RBio included options for 8,193,463 shares of the Company’s common stock, at an average exercise price of $0.38 and exercise prices ranging from $0.13 to $0.53. All options assumed from RBio were fully vested upon the effective date of the

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

merger, June 21, 2002. Total deferred stock compensation of $2,848 associated with these options was recorded as compensation expense on the date of the merger.

In addition to the grants made pursuant to the forgoing plans, the Company has granted options to purchase 401,288 shares to certain non-employees. These options are included in the table below. At December 31, 2005 options for 322,265 shares are outstanding and fully exercisable at prices ranging from $7.75 to $13.00. If not exercised the options outstanding at December 31, 2005 begin to expire in July 2006.

A summary of activity under the Company’s stock option plans is as follows:

	Options Outstanding
			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share

Balance at December 31, 2002	12,791,540	$0.08 – $13.00	$0.63
Options canceled	(494,910)	$0.16 – $ 0.53	$0.37
Options granted	3,268,025	$ 0.45	$0.45

Balance at December 31, 2003	15,564,655	$0.08 – $13.00	$0.60
Options granted	901,097	$0.16 – $ 1.14	$0.91
Options canceled	(37,566)	$0.19 – $ 0.92	$0.45
Options exercised	(261,109)	$0.08 – $ 0.53	$0.30
Options expired	(182,189)	$0.16 – $ 4.29	$1.71

Balance at December 31, 2004	15,984,888	$0.08 – $13.00	$0.61
Options granted	66,000	$ 0.93	$0.93
Options canceled	(232,615)	$0.22 – $ 0.45	$0.35
Options exercised	(20,000)	$ 0.17	$0.17
Options expired	(612,529)	$0.16 – $ 8.18	$0.41

Balance at December 31, 2005	15,185,744	$0.08 – $13.00	$0.62

During 2005, the Company granted 66,000 stock options with a per share weighted average fair value of $0.76 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. During 2004, the Company granted 901,097 stock options with a per share weighted average fair value of $1.06 estimated in a similar manner. During 2003, the Company granted 3,268,025 stock options with a per share weighted average fair value of $0.56 estimated in a similar manner.

The following table summarizes information about options at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Exercise	Average
		Contractual	Exercise		Contractual	Exercise
Price Per Share	Shares	Life in Years	Price	Shares	Life in Years	Price

$0.00 – $ 0.50	8,804,193	7.11	$0.27	6,669,897	6.96	$0.24
$0.51 – $ 1.00	5,531,886	3.92	$0.56	5,252,537	3.47	$0.54
$1.01 – $ 2.00	497,400	7.92	$1.12	219,521	7.30	$1.16
$2.01 – $13.00	352,265	0.71	$9.78	352,265	0.71	$9.78

	15,185,744			12,494,220

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Warrants

As of December 31, 2005, warrants to purchase 7,223,897 shares of our common stock at a weighted average exercise price of $0.72 per share were outstanding and exercisable.

In connection with the July 2005 Financing, the Company issued to the purchasers warrants to purchase 3,502,797 shares of the Company’s Common Stock at an initial exercise price of $1.00, subject to adjustment (the “2005 Warrants”). The 2005 Warrants are exercisable for a period of five years from the closing of the July 2005 Financing. If within three years from the date of the closing of the July 2005 Financing, the Company issues shares of its Common Stock, or other securities or instruments convertible or exchangeable for shares of its Common Stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. Pursuant to the terms of the Subscription Agreement by and between the Company and each Investor, on July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants, as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain shares of our Series A Stock and Series C Stock. The registration statement on Form S-1 was declared effective on August 5, 2005.

In connection with the Series C Stock financing, the Company issued to the purchasers of the Series C Stock, warrants to purchase an aggregate of up to 2,079,965 shares of its Common Stock. The warrants had a term of five years subject to a subsequent equity financing and an exercise price of $0.4481. The number of warrants, if any that would have become exercisable was dependent upon the price per share of any subsequent equity financing occurring within eighteen months of the warrant issue date. The warrants were to expire if a triggering event did not occur. A value of approximately $969 was assigned to these warrants as of the closing dates of the Series C Stock, using the Black-Scholes valuation model, and assuming they would become fully exercisable within the prescribed 18 month time frame. The values of these warrants are being carried in additional paid-in capital and as a reduction to the Series C Stock. Since no triggering event occurred, the warrants expired March 2005.

In connection with the private placement of its Series C Stock, the Company issued to placement agents warrants to purchase 200,000 shares of Common Stock, exercisable through September 23, 2009 at $0.4481 per share, which was the issuance price of the Series C Stock. The warrants issued to the placement agents were valued at $97 using the Black-Scholes valuation model.

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

In connection with financings in 2001 and 2002 RBio issued the equivalent of 2,151,765 warrants for the Company’s common shares at an exercise price of $0.45 per share. During 2004 130,648 warrants were exercised. The remaining warrants expire June 21, 2007 and are fully exercisable.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

In connection with the 2000 Credit Agreement, RBio issued warrants to purchase the equivalent of 412,425 shares of the Company’s common stock at $1.64 per share. The warrants expired on August 7, 2005.

In August 1997 and September 1997, in connection with financings, RBio issued warrants to purchase the equivalent of 249,388 shares of the Company’s common stock at $0.53 per share. In August 2002, these warrants were extended for an additional 5 years to expire in August 2007. During 2004, 19,405 warrants were exercised; the remainder are fully exercisable.

In 1995 in connection with bridge financing the Company issued warrants to purchase 423,009 shares of the Company’s common stock at price of ranging from $1.43 to $8.18. The warrants, which were fully exercisable, expired in 2005.

(15)	INCOME TAXES

The Company has differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Current	$—	$—	$—
Deferred	(4,656)	(2,720)	(2,895)
Valuation allowance	4,656	2,720	2,895

	$—	$—	$—

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

	Years Ended December 31,
	2005	2004	2003
		(In thousands)

Tax at statutory rate	$(3,994)	$(2,373)	$(2,006)
State taxes	(616)	(365)	(637)
Permanent items	(72)	8	7
Other	26	10	(259)
Increase in valuation allowance	4,656	2,720	2,895

	$—	$—	$—

The Company’s inception to date provision for income taxes was zero and includes similar items, on a cumulative basis, as the three-year amounts shown in the table above.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$23,112	$18,512
Accrued expenses	176	135
Deferred compensation	2,042	1,987
Property, plant and equipment	357	370
Intangible assets	23	23
R&D credit carryforward	410	410

	26,120	21,437
Valuation allowances	(26,120)	(21,437)

	$—	$—

The net operating loss carryforward as of December 31, 2005 and 2004 approximated $57.1 million and $45.8 million, respectively. The research and development tax credit as of December 31, 2005 and 2004 approximated $410. The federal and state net operating loss carryforwards will begin to expire in 2005, if not utilized. The federal and state research and development credit carryforwards will begin to expire in 2006, if not utilized. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and its subsidiaries, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

A valuation allowance is required when it is more likely than not that a deferred tax asset will not be realized. As a result of evaluating all positive and negative evidence, a full valuation allowance has been established for the net deferred tax assets.

(16)	BASIC AND DILUTED LOSS PER SHARE

Basic net loss attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares that would be issued upon conversion of preferred stock or debt instruments are not included in the calculation of weighted average number of common shares outstanding during the period due to the Company’s net operating loss position. Dividends on preferred stock are not added to the net loss attributable to common stockholders until such dividends are declared. Due to the Company’s net operating loss position, all options, warrants and contingently issuable shares are anti-dilutive. Therefore, dilutive and basic net loss per share are the same.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

(17)	QUARTERLY RESULTS — UNAUDITED

The following table sets forth certain unaudited quarterly financial data for fiscal 2005 and 2004. This unaudited information has been prepared on the same basis as the audited information included elsewhere in this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2005				Fiscal Year 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(Dollars in thousands, except per share data)

Revenue	$155	$191	$103	$121	$107	$159	$202	$36

Expenses:
Cost of goods sold	242	119	72	135	62	125	172	22
Research and development(1)	913	1,324	1,964	3,294	795	928	870	1,101
Business development, general and administrative(1)	927	1,011	973	1,063	913	839	703	759
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	58	—	—	—	—	—	—	—

Total expenses	2,140	2,454	3,009	4,492	1,770	1,892	1,745	1,882

Operating Loss	(1,985)	(2,263)	(2,906)	(4,371)	(1,663)	(1,733)	(1,543)	(1,846)
Interest and other income	57	54	131	147	9	30	46	53
Rental income	78	85	89	84	79	83	87	83
Rental expense	(77)	(84)	(88)	(83)	(78)	(83)	(86)	(82)
Interest and other expense	(53)	(59)	(66)	(78)	(29)	(31)	(35)	(42)

Net loss	$(1,980)	$(2,267)	$(2,840)	$(4,301)	$(1,682)	$(1,734)	$(1,531)	$(1,834)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(126)	(39)	(27)	(27)	(52)	(444)	(84)	(182)

Net loss attributable to common stockholders	$(2,106)	$(2,306)	$(2,867)	$(4,328)	$(1,734)	$(2,178)	$(1,615)	$(2,016)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.04)	$(0.06)	$(0.06)	$(0.05)	$(0.03)	$(0.04)

Weighted average number of shares used for calculation of net loss per share	53,237,955	53,411,887	65,941,488	69,103,727	29,322,330	41,003,054	48,498,899	50,762,331

(1)	Reflects the following reclassifications of stock-based compensation expense, previously reported separately in the consolidated statements of operations for the first quarter ended March 31, 2005 and the year ended December 31, 2004 as follows:

	Fiscal Year 2005	Fiscal Year 2004
	Q1	Q1	Q2	Q3	Q4
	(Dollars in thousands)

Research and Development	$9	$10	$9	$9	$10
Business development, general and administrative	56	109	29	33	33

Total stock-based compensation expense — reclassified	$65	$119	$38	$42	$43

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Certain other prior quarter balances have been reclassified to conform to the 2005 fourth quarter presentation.

Our quarterly revenue and operating results have varied significantly in the past and are likely to vary from quarter to quarter in the future.

Quarterly revenue and operating results may fluctuate as a result of a variety of factors, including our ability or the ability of our distribution partners to market and sell our products, variable customer demand for our products and services, our investments in research and development or other corporate resources, our ability to effectively and consistently manufacture our products, and avoid costs associated with the recall of defective or potentially defective products, the ability of our vendors to effectively and timely delivery necessary materials and product components, acquisitions of other companies or assets, the timing of new product introductions, changes in distribution channels, sales and marketing promotional activities and trade shows and general economic conditions. Further, due to the relatively fixed nature of most of certain components of our costs, including personnel, facilities and related costs, any unanticipated shortfall in revenue in any fiscal quarter would have an adverse effect on our results of operations in that quarter. Accordingly, our operating results for any particular quarterly period may not necessarily be indicative of results for future periods.

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

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on the Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K are certification of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Office have concluded that, as of December 31, 2005, our Disclosure Controls and Procedures were effective.

Changes in Internal Control Over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

(a)(1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable.

(a)(3) Exhibits

The following Exhibits are filed herewith and made a part hereof:

Number		Description

2.1		Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)
2.2		Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3		Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4		Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5		Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1		Amended and Restated Certificate of Incorporation (as amended)(22)
3.2		Amended and Restated By-Laws(4)
4.1		Specimen Common Stock Certificate(6)
4.2		Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)
4	.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)
4	.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)
4.5		Registration Rights Agreement between the Company and the Investors listed therein(7)
4.6		Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)

Number		Description

4.7		Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)
4.8		Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)
4.9		Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)
4	.10*	Form of Employee Incentive Stock Option Agreement(22)
4	.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)
4.12		Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(17)
4	.13*	Form of Incentive Stock Option Agreement(18)
4	.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)
4.15		Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(21)
4.16		Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(21)
4	.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)
4	.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)
4	.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)
4.20		Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)
10	.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(11)
10.2		Form of Indemnification Agreement(4)
10	.3*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(15)
10.4		License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(15)
10.5		Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(15)
10.6		Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(15)
10	.7*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)
10.8		Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(15)
10	.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(15)
10.10		Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(17)
10.11		Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(19)
10.12		Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(20)
10.13		Distributor Agreement by and between ReGen Biologics, Inc. and XMedica effective as of October 24, 2005(24)

Number	Description

21.1	Subsidiaries of the Registrant(25)
23.1	Consent of Ernst & Young LLP(25)
31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated March 28, 2006(25)
31.2	Section 302 Certification from Brion Umidi, dated March 28, 2006(25)
32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated March 28, 2006(25)
32.2	Section 906 Certification from Brion Umidi, dated March 28, 2006(25)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

(b) Exhibits.  The exhibits required by this Item are listed under Item 15(a)(3).

(c) Financial Statement Schedule.  The financial statement schedule required by this Item is listed under 15(a)(2). All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2006.

REGEN BIOLOGICS, INC.

By:	/s/ Gerald E. Bisbee, Jr., Ph.D.
Gerald E. Bisbee, Jr., Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2006 by the following persons on behalf of the Registrant in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Gerald E. Bisbee, Jr., Ph.D and Brion D. Umidi as his attorney-in-fact and agent, with full power of substitution and re-substitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Capacity

/s/ Gerald E. Bisbee, Jr., Ph.D. Gerald E. Bisbee, Jr., Ph.D.	Chief Executive Officer, President, Secretary, Director and Chairman of the Board (Principal Executive Officer)

/s/ Brion D. Umidi Brion D. Umidi	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Abhi Acharya, Ph.D. Abhi Acharya, Ph.D.	Director

/s/ Alan W. Baldwin Alan W. Baldwin	Director

/s/ Robert G. McNeil, Ph.D. Robert G. McNeil, Ph.D.	Director

/s/ J. Richard Steadman, M.D. J. Richard Steadman, M.D.	Director

/s/ William R. Timken William R. Timken	Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(Amounts in thousands)

	Balance at	Charged to	Charges			Balance
	Beginning	Costs and	to Other			at End
	of Period	Expenses	Accounts	Deductions	Recovery	of Period

Allowance for doubtful accounts:
2005	$—	$8	$—	$—	$—	$8
2004	—	—	—	—	—	—
2003	—	—	—	—	—	—