Form 10-Q
period 2006-03-31
REGEN BIOLOGICS INC
filed 2006-05-11
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock as of April 27, 2006 was 69,612,847.

REGEN BIOLOGICS, INC.
INDEX

Page No.
PART I — Financial Information	3

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited), and the Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited) and the Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	28
Item 4. Controls and Procedures	28

PART II — Other Information	29

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
Signatures	33
Certification

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,388	$9,535
Short-term investments	1,798	3,744
Trade receivables, net of allowance for doubtful accounts of $5 and $8, as of March 31, 2006 and December 31, 2005, respectively	72	50
Inventory	377	368
Prepaid expenses and other current assets	354	295

Total current assets	9,989	13,992
Property and equipment, net	272	205
Investments	253	251
Other assets	88	95

Total assets	$10,602	$14,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,172	$984
Accounts payable to related party	3	2
Accrued expenses	843	1,466
Pension liability	163	163
Other current liabilities	14	30

Total current liabilities	2,195	2,645
Other liabilities	16	18
Long-term portion of capital leases	47	51
Long-term portion of notes payable to related party, including accrued interest of $1,412 and $1,332 as of March 31, 2006 and December 31, 2005, respectively	7,454	7,374

Total liabilities	9,712	10,088
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 as of March 31, 2006 and December 31, 2005	5,942	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 as of March 31, 2006 and December 31, 2005	4,429	4,402
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued 69,673,373 shares at March 31, 2006, and 69,173,678 shares at December 31, 2005	696	691
Additional paid-in capital	64,789	64,465
Deficit accumulated during development stage	(74,966)	(71,045)

Total stockholders’ deficit	(9,481)	(5,889)

Total liabilities and stockholders’ deficit	$10,602	$14,543

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

			Period from
			December 21, 1989
	Three Months Ended March 31,		(Inception) to
	2006	2005	March 31, 2006
Revenue:
Sales	$157	$138	$3,533
Royalties	11	17	245
Grant and other revenue	—	—	433

Total revenue	168	155	4,211

Expenses:
Costs of goods sold	146	242	4,061
Research and development	2,900	913	44,608
Business development, general and administrative	1,052	927	25,221
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	58

Total expenses	4,098	2,140	73,948

Operating loss	(3,930)	(1,985)	(69,737)
Merger cost	—	—	(515)
Interest and other income	119	57	1,880
Rental income	79	78	2,313
Rent expense	(78)	(77)	(2,170)
Interest and other expense	(84)	(53)	(3,436)
License fees	—	—	2,050

Net loss	$(3,894)	$(1,980)	$(69,615)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(27)	(126)	(5,351)

Net loss attributable to common stockholders	$(3,921)	$(2,106)	$(74,966)

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.04)	$(3.28)

Weighted average number of shares used for calculation of net loss per share	69,286,465	53,237,955	22,848,289

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)
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
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (brought forward)					2,501,890	$1			2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43	—	—		43
Net loss					—	—			—	—	—	—	(1,931)		(1,931)

Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5	—	—		5
Net loss					—	—			—	—	—	—	(3,868)		(3,868)

Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108	—	—		108
Compensation expense associated with stock option modifications					—	—			—	—	56	—	—		56
Net loss					—	—			—	—	—	—	(3,815)		(3,815)

Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)

Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)
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
Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)
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
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	264	—	—	—	264
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—					(6,781)		(6,781)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	51,750	—	(59,438)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	111	—	—	—	111
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock— work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,388)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,330)

Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$64,465	$—	$(71,045)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	325	—	—	—	325
Accretion of Series C Stock issuance cost	—	—	—	27	—	—	—	—	—	—	—	—	(27)	—	(27)
Issuance of Common Stock— work completed	—	—	—	—	—	—	—	—		—	4	—	—	—	4
Issuance of Common Stock—options exercised	—	—	—	—	—	—	—	—	90,218	1	(1)	—	—	—	—
Issuance of Common Stock—conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,894)	—	(3,894)

Balance at March 31, 2006 (unaudited)	13,260,025	$5,942	11,046,637	$4,429	—	$—	—	$—	69,612,847	$696	$64,789	$—	$(74,966)	$—	$(9,481)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

			Period from
			December 21, 1989
	Three Months Ended March 31,		(Inception) to
	2006	2005	March 31, 2006
Operating Activities
Net loss	$(3,894)	$(1,980)	$(69,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	214	65	7,046
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	13	8	2,232
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	58
Exchange loss	3	4	17
Changes in operating assets and liabilities:
Other current assets and receivables	34	(72)	(237)
Inventory	(9)	(9)	(377)
Other assets	7	7	(38)
Accounts payable and accrued expenses	(354)	(48)	3,311
Other liabilities	(19)	1	35

Net cash used in operating activities	(4,005)	(1,966)	(56,059)

Investing Activities
Purchases of property and equipment	(80)	(11)	(2,207)
Changes in investments	1,944	—	894

Net cash provided by (used in ) investing activities	1,864	(11)	(1,313)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock and warrants	—	—	21,630
Repayment of capital lease obligations	(3)	(3)	(138)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash (used in) provided by financing activities	(3)	(3)	64,772

Effect of exchange rate changes on cash	(3)	(4)	(13)

Net (decrease) increase in cash and cash equivalents	(2,147)	(1,984)	7,387
Cash and cash equivalents at beginning of period	9,535	12,190	1

Cash and cash equivalents at end of period	$7,388	$10,206	$7,388

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	61	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series A Preferred Stock	—	—	913
Warrants exercised, net share settled	4	1	14
Conversion of Series C Preferred Stock	—	750	5,018
Issuance of Common Stock for services rendered	—	—	93
Non-employee options exercised, net-share settled	1	—	1
Cash disclosure:
Cash paid for interest	1	2	321
See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per unit and per share data)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of ReGen Biologics, Inc. (“ReGen” or the “Company”) include accounts of the Company and its wholly-owned subsidiaries, RBio, Inc. (“RBio”) and ReGen Biologics AG (“ReGen AG”). Intercompany transactions and balances are eliminated in consolidation.
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
     ReGen currently operates an orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. As discussed below, neither the collagen scaffold device nor the CMI product is available for sale in the U.S. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.
     For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     If the collagen scaffold device is not cleared through the 510(k), we expect to pursue other options to obtain clearance of the collagen scaffold or approval of the CMI, including submission to the FDA of the Premarket Approval or PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.
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

     The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives either FDA clearance or approval to market the collagen scaffold and the CMI, respectively, in the United States. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Based upon current cash reserves and planned spending rates, including expected costs associated with development of a European distribution network, management believes the Company has adequate cash and investments on hand to support ongoing operations through at least January 1, 2007. If necessary, the Company has the intent and ability to reduce planned spending during 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006. The Company anticipates that additional equity capital will be required beyond January 2007 to support ongoing operations, including continuation of its marketing and distribution activities in Europe; to further develop the Company’s collagen scaffold technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of the collagen scaffold or the CMI in the U.S.
Adoption of New Accounting Pronouncements
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (Statement No. 123R), using the modified-prospective transition method and therefore has not restated results for prior periods. Under this transition method, compensation cost recognized during the quarter ended March 31, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of Statement No. 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs over the requisite service periods, which generally is the vesting term of four years. For grant awards with graded vesting, the Company recognizes the estimated expense on an accelerated basis. Prior to the adoption of Statement No. 123R the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of Statement No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of Statement No. 123R. Adoption of Statement No. 123R did not have an impact on the Company’s consolidated balance sheets or statements of cash flows. See Stock-Based Compensation below for additional information.
     Effective January 1, 2006, the Company adopted FASB Statement No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, Statement No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Adoption of Statement No. 151 did not have a material effect on the Company’s consolidated financial statements.
     Effective January 1, 2006, the Company adopted FASB Statement No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. Statement No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (as defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, Statement No. 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. As required by Statement No. 154, the Company has included in the notes to its condensed consolidated financial statements disclosures required under Statement No 123R, which was newly adopted in the first quarter of 2006. Otherwise, adoption of Statement No. 154 did not have a significant impact on the Company’s consolidated financial statements.

Reclassifications
     Stock-based compensation, previously presented separately in the condensed consolidated statement of operations for the three months ended March 31, 2005 has been reclassified as follows:

Three Months
Ended March 31,
2005
(In thousands)
Research and Development	$9
Business development, general and administrative	56

Total stock-based compensation expense — reclassified	$65

     Certain other prior year and inception to March 31, 2006 balances have been reclassified to conform to the current period’s presentation.
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period and related disclosures. The Company’s condensed consolidated financial statements include amounts that are based on management’s best estimates and judgments. Actual results could differ from those estimates.
Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts and a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $996 and $1,270 in money market accounts and $191 and $175 in a sweep account as of March 31, 2006 and December 31, 2005, respectively. The Company also held cash equivalents in commercial paper of $2,653 and $3,750 at March 31, 2006 and December 31, 2005, respectively, and in federal agency mortgage-backed securities of $3,340 and $4,194, at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, respectively, the Company held cash of $37 and $39 in a foreign account.
     All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At March 31, 2006 and December 31, 2005, the Company had invested $1,805 and $2,751, respectively, in federal agency mortgage-backed securities and $246 and $1,244, respectively, in commercial paper. The Company did not have any material realized or unrealized gains or losses at March 31, 2006 or December 31, 2005.
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
     Inventory consists of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Raw material	$25	$24
Work in process	138	67
Finished goods	214	277

	$377	$368

     Inventory was adjusted down $0 and $144 during the first quarter of 2006 and the year ended December 31, 2005, respectively, to reflect values at the lower of cost or market. At March 31, 2006, and December 31, 2005, 37% and 62%, respectively, of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products. Effective January 1, 2006, the Company adopted the requirements of FASB Statement No. 151, Inventory Costs, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Adoption of Statement No. 151 did not have a material effect on the Company’s consolidated financial statements.
Accrued Expenses
     Accrued expenses consist of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)
Accrued professional fees	$694	$1,125
Accrued wages and vacation	81	240
Accrued printing cost	48	56
Other accrued cost	20	45

	$843	$1,466

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
     The Company elected to terminate this pension plan effective March 31, 2005. At the termination date, the Company recognized as expense $58 which was the minimum pension liability component of accumulated other comprehensive loss. Subsequent to March 31, 2006, the Company received a favorable determination from the IRS on the Pension Plan termination and expects to distribute plan benefits to the participants during 2006. Generally, the participants may elect to receive their benefit as either a life annuity or a lump sum distribution. The Company expects to contribute to the Pension Plan an amount sufficient to cover the unfunded benefit obligation, if any, upon distribution of benefits to the participants. The Company expects that this contribution will approximate the accrued pension liability of $163 at March 31, 2006. The actual amount of the required contribution ultimately depends on, among other factors, the form of benefit elected by the individual participants and the actual performance of plan assets through the distribution date. Other pension expense during the three month periods ended March 31, 2006 and 2005, respectively, was not material.
Foreign Currency Transactions
     The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the three months ended March 31, 2006 and 2005 approximated $3 and $4, respectively.

Rental Activities
     The Company subleases space in one of its facilities to an unrelated third party. Rental income and expense associated with this sublease are presented below operating loss in the consolidated statements of operations. Rental expense includes an allocation of building related expenses based on the ratio of subleased space to total space.
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
Stock-Based Compensation
     On January 1, 2006, ReGen adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method. See Adoption of New Accounting Pronouncements above for a further discussion. The following disclosures are also provided pursuant to the requirements of Statement No. 123R.
     At March 31, 2006, the Company has the following stock-based compensation plans as described below. Total compensation expense related to these plans was $210 and $65 for the three months ended March 31, 2006 and 2005, respectively, of which $7 and $30, respectively, related to options awarded to non-employees.
     Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25), under which no expense was recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense was recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees, and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense recognized for non-employee options is measured based on management’s estimate of grant date fair value using the Black-Scholes model as service performance is completed. Any resulting compensation expense was recognized ratably over the related service period, except for options with graded vesting, in which case expense was recognized on an accelerated basis over the respective vesting period.
     Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement No. 148), as if the fair value method defined by Statement No. 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three months ended March 31, 2005, as though the Company had adopted the fair value recognition provision of Statement No. 123, as follows:

Three Months
Ended
March 31, 2005
(In thousands,
except per share
data )
Net loss attributable to common stockholders, as reported	$(2,106)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	35
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(182)

Pro forma net loss attributable to common stockholders	$(2,253)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.04)
Basic and diluted — pro forma	$(0.04)
Shares	53,238
     The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Three Months
ended
March 31, 2005
Risk-free interest rate	2.90 - 4.35%
Dividend yield	0%
Expected lives	7 - 10 years
Expected volatility	92.25 - 108.10%
     The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all option awards granted prior to, but not yet vested, as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement No 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs only for those shares expected to vest on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of four years.
     Amortization of employee compensation costs recognized for the three months ended March 31, 2006 and 2005, for grants awarded under the Company’s option plans approximated $203 and $35, respectively. As a result of adopting Statement No. 123R, net loss and net loss attributable to common stockholders were each greater by $170 for the three months ended March 31, 2006, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share attributable to common stockholders was immaterial.
     As part of its Statement No. 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since June 2002, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that there was not sufficient data on which to base an estimate of expected term. Consequently the Company has decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in the first quarter of 2006 is estimated to be seven years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

     During the three months ended March 31, 2006, the Company granted options to an officer and its directors to purchase an aggregate of 600,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.62. Also during the three months ended March 31, 2006, the Company granted options to a non-employee consultant to purchase 150,000 shares of the Company’s common stock, with a per share fair value of $0.72 at the measurement date. No options were granted during the three months ended March 31, 2005. The fair value of option awards granted in the first quarter of 2006 was estimated using the Black Sholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended
	March 31, 2006
	Employee & Director	Non-Employee
Weighted average fair value of grants	$0.62	$0.72
Risk free interest rate	4.36%	4.79%
Dividend yield	0%	0%
Expected lives	7 years	7 years
Expected volatility	76.44%	74.30%
Employee Stock Option Plan
     The Company has an Employee Stock Option Plan (the Plan) that provides up to 9,450,000 options to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. During the first quarter of 2006 the Company granted an officer options under the Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.84, which equaled the market price of the Company’s stock on the day of the grant. In addition, during the first quarter of 2006, the Company granted a consultant options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.84 per share. The options granted in 2006 vest over four years, are subject to forfeiture until vested, and have a contractual term of 10 years. No options were granted under the Plan during the first quarter of 2005. At March 31, 2006, options for 6,505,901 shares were outstanding and options for 2,818,040 shares were available for grant under the Plan. The Company has reserved 9,323,941 shares of common stock for issuance under the Plan.
Non-Employee Director Option Plan
     In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), which was amended and restated effective April 1, 2004. The Director Option Plan is administered by a Committee composed of the Chairman of the Company’s Board of Directors and such other employee members of the Board who may be selected by the Chairman. The timing of grants and exercise price of options granted under the Director Option Plan are at the discretion of the Committee. Vesting requirements and expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. Aggregate grants under the Director Option Plan are limited to 2,500,000 shares subject to adjustment for stock splits and similar events. During the first quarter of 2006 the Company granted options under the Director Option Plan to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.84, which equaled the market price of the Company’s stock on the day of the grant. The options granted in 2006 vest over four years, are subject to forfeiture until vested, and have a contractual term of 10 years. No options were granted under the Director Option Plan during the first quarter of 2005. At March 31, 2006, options for 2,122,480 shares were outstanding and options for 372,520 shares were available for grant under the Director Option Plan. The Company has reserved 2,495,000 shares of common stock for issuance under the Director Option Plan.

Non-Employee Director Supplemental Stock Option Plan
     In May 1999, the Company adopted its Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan), which was amended and restated January 31, 2003. The Director Supplemental Option Plan, as amended, provides up to 500,000 options to be issued to the Directors of the Company. The exercise price of such options shall not be less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. No options were granted under the Director Supplemental Option Plan during either the first quarter of 2006 or 2005. At March 31, 2006, options for 100,400 shares were outstanding and options for 324,600 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 425,000 shares of common stock for issuance under the Director Supplemental Option Plan.
RBio Plans
     The Company has outstanding options to purchase its common stock pursuant to certain RBio plans that were closed in conjunction with the merger between the Company and RBio on June 21, 2002. Pursuant to the merger the Company assumed RBio options to purchase an aggregate of 8,193,463 shares of the Company’s common stock, at an average exercise price of $0.38 and exercise prices ranging from $0.13 to $0.53. All options assumed from RBio were fully vested upon the effective date of the merger. At March 31, 2006, options for an aggregate of 6,760,970 shares remained outstanding and were fully exercisable.
Non Plan Grants
     In addition to the grants made pursuant to the foregoing plans, the Company has granted options to purchase 401,288 shares of its common stock to certain non-employees. At March 31, 2006, options for 322,265 shares are outstanding and fully exercisable at prices ranging from $7.75 to $13.00. If not exercised, these options begin to expire in July 2006. Information about these options is included in the following tables.
     Option activity under the foregoing option plans and non-plan grants as of March 31, 2006, and changes during the three months ended March 31, 2006 were as follows:

	Options Outstanding
			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share
Balance at December 31, 2005	15,185,744	$0.08–$13.00	$0.64
Options granted	750,000	$0.84	$0.84
Options exercised, forfeited, expired	(123,728)	$0.26	$0.26

Balance at March 31, 2006	15,812,016	$0.08–$13.00	$0.64

Vested and expected to vest at March 31, 2006	15,812,016	$0.08–$13.00	$0.64
     The following table summarizes information about options at March 31, 2006:

Options Outstanding				Options Exercisable
		Weighted				Weighted
	Weighted	Average	Aggregate		Weighted	Average	Aggregate
	Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Exercise	Contractual	Value		Exercise	Contractual	Value
Total Shares	Price	Life in Years	(in thousands)	Total Shares	Price	Life in Years	(in thousands)
15,812,016	$0.64	5.59	$5,609	12,782,454	$0.65	5.01	$5,342
Nonvested stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Nonvested
		Weighted-Average
		Grant Date Fair
		Value
	Number of Shares	(in thousands)
Balance at December 31, 2005	2,691,524	$1,491
Granted	750,000	478
Vested	(411,962)	(196)

Balance at March 31, 2006	3,029,562	$1,773

As of March 31, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated, $1,481 and $125, respectively, which is expected to be recognized over weighted average periods of 2.0 and 3.6 years, respectively.

(4) COMMITMENTS AND CONTINGENCIES
     From time to time the Company may be a defendant to lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.
     The Company’s operations are subject to rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of our PMA for the CMI, enforcement actions, injunctions, and criminal prosecution.
(5) CONCENTRATIONS OF RISK
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
     The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers as security for its accounts receivable.

     Concentrations of receivables and revenue by geographic location as of and for the three month periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
Receivables:
U.S
Trade (Linvatec)	37%	72%
Switzerland
Related party (Centerpulse )	—	28%
Trade (various)	13%	—
Spain (Hoscenter, Polymedic)	27%	—
Italy (Xmedica)	4%
Germany (Trade-various)	8%	—
Belgium (Trade-various)	11%	—
Sales revenue:
U.S. (Linvatec)	39%	80%
Switzerland
Centerpulse	—	20%
Other (various)	7%	—
Spain (Hoscenter, Polymedic)	20%	—
Italy (Xmedica)	16%	—
Germany (various)	16%	—
Belgium (various)	2%	—
Royalties:
U.S. (Linvatec)	100%	100%
     Sales to and receivables from Linvatec, Centerpulse, and other non-U.S. distributors are denominated in U.S. dollars. Except for Centerpulse, the Company’s sales and receivables in Switzerland are denominated in Swiss francs. All other non-U.S. sales and receivables are denominated in euros.
     In several cases the Company relies on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.
     At both March 31, 2006 and March 31, 2005, less than 1% of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 2% and 1% of current liabilities related to unsettled obligations denominated in CHF, respectively. For the three month periods ended March 31, 2006 and 2005, 4% and 1% of the Company’s expenses resulted from transactions denominated in CHF, respectively.
(6) RELATED PARTY TRANSACTIONS
     Amounts due to related party, $3 and $2, at March 31, 2006 and December 31, 2005, respectively, represent royalties due to an individual who is a shareholder and director of the Company.
     The Company’s statements of operations include $3 and $14 for the three months ended March 31, 2006 and 2005, respectively, representing royalties to an individual who is a shareholder and director of the Company. The Company’s statement of operations for the three months ended March 31, 2005, also includes $4 representing reimbursable expenses due to a clinic owned by the same individual.
(7) CAPITAL TRANSACTIONS
     In March 2001, the Company issued 1,000,000 warrants for common stock to the stockholders of MetaContent, Inc. at an exercise price of $0.50 per share. In 2003, 230,000 of the warrants had been exercised and in March 2006, holders of the remaining 770,000 warrants converted their warrants to 375,967 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2005. This section of the Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.
Business
     We are a development stage orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. Our proprietary collagen scaffold technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery.
     In December 2005 we submitted to the FDA a 510(k) premarket notification for the ReGen® collagen scaffold family of products for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The collagen scaffold provides a resorbable scaffold to reinforce soft tissue defects while facilitating guided tissue remodeling of the patient’s own tissue. The 510(k) submission is necessary to obtain clearance to market the collagen scaffold as a medical device in the United States. Clearance by the FDA usually takes from three to nine months, but could last longer. We are currently responding to a request for additional information from the FDA regarding our 510(k) submission.
     If FDA clearance is obtained, we intend to make the collagen scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body. If cleared in the U.S., we intend to brand our collagen scaffold products in accordance with our overall company branding strategy and specifically to the intended site of use.
     In consideration of the submission of the 510(k) premarket notification, our current strategy is to focus on the following initiatives:
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
     Our current principal product offerings are the CMI™ and the SharpShooter® Tissue Repair System, or SharpShooter. The purpose of the CMI is to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee, and to repair and reinforce the remaining meniscus. The SharpShooter is a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures. Both the CMI and SharpShooter are marketed in Europe through our European subsidiary, ReGen Biologics AG (“ReGen AG”) and, in Italy and Spain, through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).
     The CMI, which is the Company’s first approved product using its collagen scaffold technology, is cleared for sale in the EU. The CMI is intended to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee, and to repair and reinforce the remaining meniscus and provide certain clinical benefits. The CMI is a type I collagen implant designed for patients with an irreparable meniscus tear or loss of meniscus tissue. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure. The surgeon sutures the CMI into the area where the meniscus tissue has been removed. Once implanted, the CMI’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the CMI procedure provides the potential for restoring patient activity, reducing long-term pain, and possibly minimizing the degenerative process that begins with the loss of meniscus tissue. The purpose of the CMI is to assist patients in regaining mobility and returning to their desired level of activity, while forestalling or minimizing degenerative joint disease. We believe the CMI offers a number of potential benefits, including:
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
     As our research and development program generates new core products, we may develop supportive products that facilitate surgery. The first example of these supportive products is the SharpShooter, a surgical tool that was initially designed for use with the CMI. The SharpShooter is a needle-advancing instrument that allows surgeons to accurately place needles in hard-to-reach locations. The SharpShooter is used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures. The system includes a unique method to deliver sutures using a patented delivery handle and a series of six anatomic cannulae that are able to reach all areas of the meniscus. While traditional manual suturing techniques are plagued by problems such as lack of access, consistency and speed, the SharpShooter allows the surgeon more control over the placement of sutures and increases the efficiency and effectiveness of meniscus procedures. Although initially developed in connection with suturing the CMI, the SharpShooter is also suited for use in a portion of the industry-estimated 200,000 meniscus repair procedures performed world-wide in 2005. In 2000, the SharpShooter was cleared for sale in the U.S. We believe the SharpShooter offers a number of benefits, including:
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
     In addition to FDA approval of the CMI, in order to achieve positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including, but not limited to, establishing effective distribution channels and gaining reimbursement for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products, if developed and approved. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to achieve its operating objectives. See Liquidity and Capital Resources for a discussion of our current liquidity, our outlook on our liquidity and needs to fund our business, and the associated risks and uncertainties.
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

Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, when we value work in process inventory we use estimates to determine, among other factors, the number of units that will be successfully converted to finished goods. This and other estimates we make are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgments to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, foreign exchange, litigation, legislation and regulation. These and other risks and uncertainties are discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. All of these could significantly and adversely affect our business, prospects, financial condition or results of operations.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of FASB Statement No. 123 (revised 2004), Share Based Payment, (Statement No. 123R) and FASB Statement No. 151, Inventory Costs, there have been no significant changes during the three months ended March 31, 2006, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
STOCK-BASED COMPENSATION EXPENSE: Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement No. 123R, using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method we recognize compensation expense for all share-based payments granted to employees after January 1, 2006 and prior to but not yet vested as of January 1, 2006, in accordance with Statement No. 123R. Under the fair value recognition provisions of Statement No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the requisite service period of the award. Prior to Statement No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical realized volatility calculated since the reverse merger is a reasonable indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 3 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.
INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At March 31, 2006 and December 31, 2005, 37% and 62%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

     Effective January 1, 2006, we adopted FASB Statement No. 151, Inventory Costs, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. To date commercial sales of our products have been inconsistent and our production efforts have been directed primarily toward development. Given the inconsistent and generally low volumes of commercial production to date, estimates and assumptions related to factors such as labor inputs and yields are based on a limited amount of historical data. Adoption of Statement No. 151 did not have a material effect on our consolidated financial statements.
     Actual results may differ significantly from our estimates. We continually review the assumptions and estimates we use to value inventory and expect that our judgments regarding these estimates may change as commercial production and sales volumes increase and additional data are available.
Results of Operations
RECLASSIFICATION OF STOCK-BASED COMPENSATION EXPENSE. Stock-based compensation expense, previously presented separately for the three months ended March 31, 2005, has been reclassified as follows:

Three Months Ended
March 31,
2005
(unaudited)
(In thousands)
Research and Development	$9
Business development, general and administrative	56

Total stock-based compensation expense — reclassified	$65

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
REVENUE. The Company’s revenue from sales of our products approximated $157 for the three months ended March 31, 2006, compared with $138 for the same period in 2005. The approximate increase of $19 or 14% resulted from an increase in CMI sales partially offset by lower SharpShooter sales. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue decreased approximately $6 (35%) for the three months ended March 31, 2006 compared with the same period in 2005. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Recent increases in sales revenue may not be indicative of a future trend.
     Our distributorship agreement with the Centerpulse unit of Zimmer terminated effective August 11, 2005. During 2005 we had no CMI sales to Zimmer and limited SharpShooter sales. There will be no future sales to Zimmer under the terminated distributorship agreement.
     As a result of the termination of our distributorship agreement with Zimmer, we have exclusive worldwide rights to market the CMI. In March 2005, we formed ReGen AG to conduct our marketing and distribution activities in Europe. Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy and Spain, through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec. The first sales of our products by ReGen AG occurred in August 2005.
     For the three months ended March 31, 2006, CMI sales by ReGen AG approximated $83, compared to $0 for the same period in 2005. ReGen AG’s selling price for the CMI ranges from $1,050 to $1,600 per unit, compared with $480 per unit for CMI sales to Zimmer.
     SharpShooter sales in the three months ended March 31, 2006, approximated $74, compared with $138 for the same periods in 2005, representing a decrease of $64 (46%). For the three months ended March 31, 2006, SharpShooter sales to Linvatec, our primary distributor for the SharpShooter, approximated $61, compared to $110 for the same period in 2005, representing a decrease of $49 (45%). Sales to Linvatec accounted for approximately 83% and 80% of total SharpShooter sales for the three months ended March 31, 2006 and March 31, 2005, respectively. SharpShooter sales by Regen AG for the three months ended March 31, 2006 approximated $13, compared to $0, for the same period in 2005.

COST OF GOODS SOLD. For the three months ended March 31, 2006, cost of goods sold approximated $146, compared with $242 for the same period in 2005, representing a decrease of $96 (40%). The decrease results, primarily, from the adjustment of CMI inventory to market that was recorded in the first quarter of 2005. No adjustment of inventory to market was necessary in the first quarter of 2006.
     For the three months ended March 31, 2006, approximately $49 of cost of goods sold related to SharpShooter units sold compared with $98 for the same period in 2005, representing a decrease of $49 (50%). For the three months ended March 31, 2006, approximately $89 of cost of goods sold related to CMI units sold compared with $126, for CMI units in the same period in 2005, representing a decrease of $37 (29%). CMI cost of goods sold during the first quarter 2005 related to the adjustment of CMI inventory to market since there were no CMI sales in that period. Per unit CMI production costs were lower in the first quarter of 2006 compared with the same period in 2005 due to higher 2006 production volumes (approximately 300 units) compared with 2005 (approximately 80 units). Given lower per unit production costs and the higher average market price for the first quarter of 2006, no adjustment to market was necessary.
     Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first three months of 2006 may not be indicative of a future trend.
RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2006 approximated $2,900, compared with $913, for the same period in 2005. Significant factors contributing to the $1,987 (218%) increase for the comparative three month periods include: (i) $1,756 increase for consulting, legal, and other professional fees related to our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, and development projects related to ongoing refinement of our collagen scaffold manufacturing processes; (ii) $74 increased salaries and benefits related to (a) adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R ($30) and (b) planned wage increases ($44); (iii) $78 increase in travel primarily related to training and other activities associated with the lateral CMI study in the European Union; and (iv) $79 increase due to the lower allocation of production costs to inventory and cost of goods sold.
     In 2005, our research and development was focused largely on the conduct of our CMI clinical trial and related activities in the U.S. Although clinical costs associated with the CMI trial decreased in 2005 other related costs, such as professional fees incurred in connection with our submission to the FDA of a 510(k) application for our collagen scaffold and in connection with preparation of our PMA for the CMI, increased in the latter part of 2005 and peaked in the fourth quarter of 2005. Spending in connection with our FDA submissions began to decline late in the first quarter of 2006 and we expect that trend to continue in the second quarter of 2006.
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
     We believe that our proprietary collagen scaffold technology, if further developed by the Company and ultimately approved by the FDA, has the potential to be used for the treatment of various injuries and degeneration of other tissue structures, as well as use as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. We plan to continue to use outside resources for product research. We may, in the future, hire additional research and development employees.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three months ended March 31, 2006 approximated $1,052, compared with approximately $927 for the same period in 2005. Significant factors contributing to the $125 (13%) increase for the comparative three month periods include: (i) $160 increase in stock-based compensation expense for employee and director options due to adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R; (ii) $63 increase in salary and benefits related to new hires and planned wage increases; (iii) $27 increase for travel related to European marketing and promotion efforts; partially offset by (iv) $94 decrease in professional fees, primarily for legal, accounting, and printing charges related to non-recurring services in the first quarter of 2005 and lower negotiated charges in 2006; (v) $15 decrease in stock-based fees to consultants; and (vi) $16 decrease in expenses related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act. We expect to incur additional costs during 2006 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; (ii) compensation costs related to adoption of the fair value measurement requirements of Statement No. 123R; and (iii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities both in Europe and other markets.
RECOGNITION OF EXPENSE FOR THE MINIMUM PENSION LIABILITY. We previously disclosed in our financial statements for the year ended December 31, 2005, that we had elected to terminate, effective March 31, 2005, a defined benefit pension plan covering former employees of a former subsidiary. At the termination date we recognized as expense the $58 minimum pension liability component of accumulated other comprehensive loss. Subsequent to March 31, 2006, we received a favorable determination from the IRS on the plan termination and expect to proceed with benefit distributions to plan participants. In connection with benefit distributions, we expect to contribute the amount needed to cover any unfunded benefit obligation. The contribution amount will depend on various factors, including, among others, the cost of respective benefit options elected by the individual participants and actual performance of plan assets through the distribution date.
NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $119 and $57 for the three months ended March 31, 2006 and March 31, 2005, respectively, an increase of approximately $62, primarily related to higher interest rates and higher cash and cash equivalents and investments in the first quarter of 2006 from the net proceeds of the July 2005 financing. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, was the same for the three months ended March 31, 2006 and 2005. Interest and other expense approximated $84 for the three months ended March 31, 2006 compared with $53 for the same periods in 2005, primarily due to higher interest rates and compounding of interest.
Liquidity and Capital Resources
Cash and cash equivalents
     During the first quarter of 2006, the Company held investments in commercial paper and federal agency mortgage-backed securities. The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. All investments are commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value.
     Cash and cash equivalents and investments approximated $9,439 as of March 31, 2006 compared with approximately $13,530 as of December 31, 2005. The net decrease in cash and cash equivalents and investments is a result of cash used for operations, for equipment purchases, and for repayment of capital lease obligations.
     During the first quarter of 2005 we formed a Swiss subsidiary to conduct certain of our marketing and distribution activities outside the U.S. At March 31, 2006 less than 1% of our cash and cash equivalents balance is held in Swiss francs. The effect on our 2006 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash flows
     The following table sets forth our sources and uses of cash for the quarters ended March 31, 2006 and 2005.

	March 31,
	2006	2005
	(In thousands)
Net cash used in operations	$(4,005)	$(1,966)
Net cash provided by (used in) investing activities	1,864	(11)
Net cash used in financing activities	(3)	(3)
Effect of exchange rate changes on cash	(3)	(4)

Net decrease in cash and cash equivalents	$(2,147)	$(1,984)

Cash used in operating activities during the three months ended March 31, 2006 approximated $4,005, which resulted from the net loss of $3,894, adjusted to account for a net decrease in accounts receivable, inventory and other assets of approximately $32, a net decrease in accounts payable, accrued expenses and other liabilities of $373, together with adjustments of $230 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.4 million of operating expenses incurred in the first quarter of 2006, represents costs associated with the our undertaking to audit, analyze, and tabulate the CMI multicenter clinical trial (“MCT”) data. This data project is scheduled to be substantially completed during the second quarter of 2006. Costs associated with the project began to decline during the latter part of the first quarter of 2006 and we expect this trend to continue into the second quarter. We believe our investment in the clinical data represents a substantial asset to the Company. The MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.
     During the three months ended March 31, 2006, we used approximately $1,944 from our investments to fund operations, invested $80 in property and equipment and repaid $3 of our capital lease obligations.
     The Company is considered a development stage enterprise and its future operating results may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its collagen scaffold device, CMI and other products. We believe the Company will emerge from the development stage when either the FDA provides clearance of our 510(k) application relating to the collagen scaffold or approval of the CMI product for sale in the U.S. or the Company begins to earn significant revenue from its principal operations. Sales of the collagen scaffold family of products in the U.S. will not occur until cleared by the FDA. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and we are making no claim regarding its safety, effectiveness or its potential for FDA approval. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the collagen scaffold device is not cleared, it might substantially delay our ability to commercialize the collagen scaffold and negatively impact our business. If the collagen scaffold device is not cleared through the 510(k), we expect to pursue other options to obtain clearance of the collagen scaffold or approval of the CMI, including submission to the FDA of the Premarket Approval or PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.
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

     Through March 31, 2006, we have incurred cumulative inception to date net losses of approximately $69,615 and used approximately $56,059 in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive either FDA clearance or approval for our collagen scaffold or CMI products, respectively, and we are able to market these products in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if cleared by the FDA, marketing and distribution of our collagen scaffold family of products in the U.S., as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all.
     Based upon current cash reserves; planned spending rates for 2006, including expected costs associated with continued development of our distribution network in Europe; and estimated spending beyond 2006, management estimates that the Company has adequate cash and investments on hand to support ongoing operations, including continuation of our marketing and distribution activities in Europe, through at least January 1, 2007. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include: (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, the Company has the intent and ability to reduce planned spending during 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006. We anticipate that additional equity capital or other financing will be required beyond January 2007 to support ongoing operations, including continuation of our marketing and distribution activities in Europe; to further develop our tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared, launch of the collagen scaffold in the U.S.
     We previously sponsored a defined benefit pension plan covering all former employees of a former APACHE subsidiary. This pension plan was frozen and closed to new participants in October of 1997. We elected to terminate the pension plan effective March 31, 2005. Subsequent to March 31, 2006, we received a favorable determination from the IRS on the plan termination and we expect to distribute benefits to plan participants who, generally, may elect to receive their benefits as either a life annuity or a lump sum distribution. Upon distribution of benefits to participants we expect to make a cash contribution from our existing cash resources to cover any unfunded benefits. The amount of the cash contribution, which we expect to approximate the accrued pension liability of $163, ultimately will depend upon, among other factors, the actual performance of the plan’s assets through the distribution date and the respective benefit option elected by individual participants. At the termination date, March 31, 2005, we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58. At December 31, 2005, the pension plan had an unfunded liability approximating $151.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For information regarding ReGen’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposure since December 31, 2005.
Item 4. Controls and Procedures
     We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures (“Disclosure Controls”), are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our Disclosure Controls and Procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our Disclosure Controls, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our Disclosure Controls and Procedures were effective.
     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.
PART II
Item 1. Legal Proceedings
     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.
     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

Number	Description
2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation (as amended)(22)

3.2	Amended and Restated By-Laws(4)

4.1	Specimen Common Stock Certificate(6)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(7)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)

4.8	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)

4.9	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(21)

4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)

4.21	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (28)

4.22	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (7)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(4)

10.3*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(15)

10.4	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(15)

Number	Description
10.5	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(15)

10.7*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

10.8	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between ReGen Biologics, Inc. and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(26)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated May 11, 2006(29)

31.2	Section 302 Certification from Brion Umidi, dated May 11, 2006(29)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated May 11, 2006(29)

32.2	Section 906 Certification from Brion Umidi, dated May 11, 2006(29)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on July 22, 2005 (File No. 333-126835).

(26)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2005 (File No. 000-20805).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(29)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2006.

REGEN BIOLOGICS, INC.

By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer