Form 10-Q
period 2006-06-30
REGEN BIOLOGICS INC
filed 2006-08-10
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock as of August 3, 2006 was 69,832,807.

\

REGEN BIOLOGICS, INC.
INDEX

Page No.
PART I — Financial Information

Item 1. Financial Statements
Condensed Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005	3

Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2006 (unaudited) and 2005 (unaudited), the Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)	4

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (unaudited) and 2005 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	29
Item 4. Controls and Procedures	29

PART II — Other Information

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	33
Item 6. Exhibits	34
Signatures	37
Certification	38

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,561	$9,535
Short-term investments	3,241	3,744
Trade receivables, net of allowance for doubtful accounts of $4 and $8, as of June 30, 2006 and December 31, 2005, respectively	52	50
Inventory	333	368
Prepaid expenses and other current assets	289	295

Total current assets	6,476	13,992
Property and equipment, net	303	205
Investments	—	251
Other assets	134	95

Total assets	$6,913	$14,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$392	$984
Accounts payable to related party	3	2
Accrued expenses	494	1,466
Pension liability	163	163
Other current liabilities	30	30

Total current liabilities	1,082	2,645
Other liabilities	42	18
Long-term portion of capital leases	43	51
Long-term portion of notes payable to related party, including accrued interest of $1,498 and $1,332 at June 30, 2006 and December 31, 2005, respectively	7,540	7,374

Total liabilities	8,707	10,088
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 at June 30, 2006 and December 31, 2005	5,942	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 at June 30, 2006 and December 31, 2005	4,456	4,402
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued 69,893,333 shares at June 30, 2006, and 69,173,678 shares at December 31, 2005	699	691
Additional paid-in capital	65,060	64,465
Deficit accumulated during development stage	(77,951)	(71,045)

Total stockholders’ deficit	(12,192)	(5,889)

Total liabilities and stockholders’ deficit	$6,913	$14,543

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

					Period from
					December 21, 1989
	Three Months Ended June 30,		Six Months Ended June 30,		(Inception) to
	2006	2005	2006	2005	June 30, 2006
Revenue:
Sales	$102	$177	$259	$315	$3,635
Royalties	13	14	24	31	258
Grant and other revenue	—	—	—	—	433

Total revenue	115	191	283	346	4,326

Expenses:
Costs of goods sold	94	119	240	361	4,155
Research and development	1,626	1,324	4,526	2,237	46,234
Business development, general and administrative	1,342	1,011	2,394	1,938	26,563
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	58	58

Total expenses	3,062	2,454	7,160	4,594	77,010

Operating loss	(2,947)	(2,263)	(6,877)	(4,248)	(72,684)

Merger cost	—	—	—	—	(515)
Interest and other income	86	54	205	111	1,966
Rental income	85	85	164	163	2,398
Rent expense	(70)	(84)	(148)	(161)	(2,240)
Interest and other expense	(112)	(59)	(196)	(112)	(3,548)
License fees	—	—	—	—	2,050

Net loss	$(2,958)	$(2,267)	$(6,852)	$(4,247)	$(72,573)

Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(27)	(39)	(54)	(165)	(5,378)

Net loss attributable to common stockholders	$(2,985)	$(2,306)	$(6,906)	$(4,412)	$(77,951)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.10)	$(0.08)	$(3.31)

Weighted average number of shares used for calculation of net loss per share	69,698,052	53,411,887	69,493,395	53,321,120	23,554,957

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)
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
Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)
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
Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)
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
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—	—	452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—	—	2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)

Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	405	—	—	—	405
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—	—	—	(4,292)	—	(4,292)
Issuance of Common Stock — warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,730)	—	(5,730)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
     See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,249	$—	$(51,895)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	264	—	—	—	264
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,781)	—	(6,781)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	51,750	—	(59,438)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	111	—	—	—	111
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock- work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,388)	—	—

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,330)

Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$64,465	$—	$(71,045)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	477	—	—	—	477
Accretion of Series C Stock issuance cost	—	—	—	54	—	—	—	—	—	—	—	—	(54)	—	(54)
Issuance of Common Stock- work completed	—	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Issuance of Common Stock-options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock-conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(6,852)	—	(6,852)

Balance at June 30, 2006 (unaudited)	13,260,025	$5,942	11,046,637	$4,456	—	$—	—	$—	69,832,807	$699	$65,060	$—	$(77,951)	$—	$(12,192)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

			Period from
			December 21, 1989
	Six Months Ended June 30,		(Inception) to
	2006	2005	June 30, 2006
Operating Activities
Net loss	$(6,852)	$(4,247)	$(72,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	432	127	7,264
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	28	17	2,247
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	58
Exchange loss	27	7	41
Changes in operating assets and liabilities:
Other current assets and receivables	58	(156)	(213)
Inventory	35	(2)	(333)
Other assets	(39)	13	(84)
Accounts payable and accrued expenses	(1,397)	198	2,268
Other liabilities	23	—	77

Net cash used in operating activities	(7,685)	(3,985)	(59,739)

Investing Activities
Purchases of property and equipment	(126)	(15)	(2,253)
Changes in investments	754	—	(296)

Net cash provided by (used in ) investing activities	628	(15)	(2,549)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock and warrants	117	—	21,747
Repayment of capital lease obligations	(7)	(4)	(142)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	110	(4)	64,885

Effect of exchange rate changes on cash	(27)	(9)	(37)

Net (decrease) increase in cash and cash equivalents	(6,974)	(4,013)	2,560
Cash and cash equivalents at beginning of period	9,535	12,190	1

Cash and cash equivalents at end of period	$2,561	$8,177	$2,561

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	63	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series A Preferred Stock	—	10	913
Warrants exercised, net share settled	4	—	14
Conversion of Series C Preferred Stock	—	850	5,018
Issuance of Common Stock for services rendered	—	—	93
Non-employee options exercised, net-share settled	1	—	1
Cash disclosure:
Cash paid for interest	2	2	322
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
     To date, sales of the Company’s products have been limited. ReGen® will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen would emerge from the development stage when either the collagen scaffold device or the CMI™ product is available for sale in the U.S. or the Company begins to earn significant revenue from its principal operations.
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
     The U.S. Food and Drug Administration (FDA) has provided the Company with a letter indicating the FDA’s initial determination as to the filing status of the Company’s 510(k) Premarket Notification for its collagen scaffold device. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. In the letter, the FDA has indicated that the device is not substantially equivalent (NSE) to existing class II devices already in receipt of FDA clearance.

     Over the last several years, including more recently in 2005, the FDA has cleared for marketing via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the collagen scaffold and are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared as class II devices. After consideration of the basis for these clearances by FDA, clearances that occurred in 2005, and discussions with our FDA regulatory advisors, the Company has submitted an appeal, believing that it has demonstrated the safety and substantial equivalence of its device. The appeal serves to reopen the 510(k) file for supervisory review and potential reversal of the NSE decision. The Company intends to vigorously pursue the appeal and, if unsuccessful, all alternatives available to it which would result in a class II designation, whether or not in lieu of substantial equivalence. If these efforts are unsuccessful, we expect to pursue completion of the PMA. There can be no assurance as to the outcome of our appeal of the FDA’s determination regarding our 510(k) application and/or our overall efforts to obtain the FDA’s clearance or approval for the sale of the collagen scaffold or the CMI in the U.S.
     In addition to either FDA clearance or approval for our collagen scaffold or CMI products, respectively, in order to achieve positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including, but not limited to, establishing effective distribution channels and gaining reimbursement for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products, if developed and approved. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to achieve its operating objectives.
     The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives either FDA clearance or approval to market the collagen scaffold and the CMI, respectively, in the United States. Based upon current balances of cash and short-term investments and planned spending rates, including expected costs associated with development of a European distribution network, management believes the Company has adequate cash and investments on hand to support ongoing operations through at least January 1, 2007. If necessary, the Company has the intent and ability to reduce planned spending during the remainder of 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006.
     The Company anticipates that additional equity capital will be required by January 2007 to support ongoing operations, including continuation of its marketing and distribution activities in Europe; to further develop the Company’s collagen scaffold technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of the collagen scaffold or the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.
Adoption of New Accounting Pronouncements
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (Statement No. 123R), using the modified-prospective transition method and therefore has not restated results for prior periods. Under this transition method, compensation cost recognized during the quarter ended June 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of Statement No. 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs over the requisite service period, which generally is the vesting term of four years. For grant awards with graded vesting, the Company recognizes the estimated expense on an accelerated basis. Prior to the adoption of Statement No. 123R the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of Statement No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of Statement No. 123R. See Stock-Based Compensation below for additional information.
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
Reclassifications
     Certain prior year and inception to June 30, 2006 balances have been reclassified to conform to the current period’s presentation.
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
Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account and a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $758 and $1,270 in a money market account and $140 and $175 in a sweep account as of June 30, 2006 and December 31, 2005, respectively. The Company also held cash equivalents in commercial paper of $940 and $3,750 at June 30, 2006 and December 31, 2005, respectively, and in federal agency mortgage-backed securities of $225 and $4,194, at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, respectively, the Company held cash approximating $250 and $39 in a foreign account denominated in Swiss francs (CHF).
     All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At June 30, 2006 and December 31, 2005, the Company had invested $2,992 and $2,751, respectively, in federal agency mortgage-backed securities and $249 and $1,244, respectively, in commercial paper. The Company did not have any material realized or unrealized gains or losses at June 30, 2006 or December 31, 2005.
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
     Inventory consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Raw material	$29	$24
Work in process	49	67
Finished goods	255	277

	$333	$368

     Inventory was adjusted down $2 and $144 as of June 30, 2006 and December 31, 2005, respectively, to reflect values at the lower of cost or market. At June 30, 2006, and December 31, 2005, 34% and 62%, respectively, of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products. Effective January 1, 2006, the Company adopted the requirements of FASB Statement No. 151, Inventory Costs, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Adoption of Statement No. 151 did not have a material effect on the Company’s consolidated financial statements.
Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)
Accrued professional fees	$352	$1,125
Accrued wages and vacation	82	240
Accrued printing cost	44	56
Other accrued cost	16	45

	$494	$1,466

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
     In the first quarter of 2005, the Company elected to terminate this pension plan and, at the termination date, recognized as expense $58 which was the minimum pension liability component of accumulated other comprehensive loss. During the second quarter of 2006, the Company received a favorable determination from the IRS on the Pension Plan termination and expects to distribute plan benefits to the participants during 2006. Generally, the participants may elect to receive their benefit as either a life annuity or a lump sum distribution. The Company expects to contribute to the Pension Plan an amount sufficient to cover the unfunded benefit obligation, if any, upon distribution of benefits to the participants. The Company expects that this contribution will approximate the accrued pension liability of $163 at June 30, 2006. The actual amount of the required contribution ultimately depends on, among other factors, the form of benefit elected by the individual participants and the actual performance of plan assets through the distribution date. Other pension expense during the three and six month periods ended June 30, 2006 and 2005, respectively, was not material.
Foreign Currency Transactions
     The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the three month and six month periods ended June 30, 2006 approximated $25 and $27, respectively, and $4 and $9, respectively, for the same periods in 2005.
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
     At June 30, 2006, the Company has the following stock-based compensation plans as described below. Total compensation expense related to these plans was $213 and $423 for the three and six months ended June 30, 2006, respectively, of which $7 and $14, respectively, related to options awarded to non-employees, and $38 and $77 for the three and six months ended June 30, 2005, respectively, of which $4 and $9, respectively, related to options awarded to non-employees.
     Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, (APB 25), under which no expense was recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense was recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees, and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense recognized for non-employee options is measured based on management’s estimate of fair value using the Black-Scholes model as service performance is completed. Any resulting compensation expense is recognized ratably over the related service period, except for options with graded vesting, in which case expense was recognized on an accelerated basis over the respective vesting period.
     Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement No. 148), as if the fair value method defined by Statement No. 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three and six months ended June 30, 2005, as though the Company had adopted the fair value recognition provision of Statement No. 123, as follows:

	Three months	Six months ended
	ended June 30, 2005	June 30, 2005
	(Dollars in thousands, except
	per share data)
Net loss attributable to common stockholders, as reported	$(2,306)	$(4,412)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	34	68
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(180)	(362)

Pro forma net loss attributable to common stockholders	$(2,452)	$(4,706)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.04)	$(0.08)
Basic and diluted — pro forma	$(0.05)	$(0.09)
Shares	53,411,887	53,321,120

     The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Three and Six Months
ended
June 30, 2005
Risk-free interest rate	3.36 — 4.80%
Dividend yield	0%
Expected lives	7 — 10 years
Expected volatility	82.71 — 108.10%
     The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all option awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement No 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs only for those shares expected to vest, on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of four years.
     Amortization of employee compensation costs recognized for the three and six months ended June 30, 2006, for grants awarded under the Company’s option plans approximated $206 and $409, respectively, and for the same periods in 2005, $34 and $68, respectively. As a result of adopting Statement No. 123R, net loss and net loss attributable to common stockholders were each greater by $172 and $342 for the three and six month periods ended June 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share attributable to common stockholders was immaterial.
     As part of its Statement No. 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since June 2002, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that there was not sufficient data on which to base an estimate of expected term. Consequently the Company has decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in the first quarter of 2006 has been estimated to be seven years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.
     The Company did not grant options during the second quarter of 2006. In the first quarter of 2006, the Company granted options to an officer and the Company’s directors to purchase an aggregate of 600,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.62. Also in the first quarter of 2006, the Company granted options to a non-employee consultant to purchase 150,000 shares of the Company’s common stock, with a per share fair value of $0.72, at the measurement date. There were 13,000 options granted to employees during the second quarter of 2005. The fair value of options granted during the three and six month periods ended June 30, 2006 and 2005, respectively, was estimated using the Black Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Employee &	Non-	Employee &	Non-	Employee &	Non-	Employee &	Non-
	Director	Employee	Director	Employee	Director	Employee	Director	Employee
Weighted average fair value of grants	N/A	N/A	$0.76	N/A	$0.62	$0.72	$0.76	N/A
Risk free interest rate	N/A	N/A	4.21%	N/A	4.36%	4.79%	4.21%	N/A
Dividend yield	N/A	N/A	0%	N/A	0%	0%	0%	N/A
Expected lives	N/A	N/A	10 years	N/A	7 years	7 years	10 years	N/A
Expected volatility	N/A	N/A	82.71%	N/A	76.44%	74.30%	82.71%	N/A

Employee Stock Option Plan
     The Company has an Employee Stock Option Plan (the Plan) that provides up to 9,450,000 options to be issued to employees and non-employees of the Company. Vesting requirements and option periods are specified at the time of grant. All options are subject to forfeiture until vested and unexercised options expire at the end of the specified term, not to exceed ten years from the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. No options were granted in the second quarter of 2006. During the first quarter of 2006 the Company granted an officer options under the Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.84, which equaled the market price of the Company’s stock on the day of the grant. In addition, during the first quarter of 2006, the Company granted a consultant options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.84 per share. The options granted in 2006 vest over four years, are subject to forfeiture until vested, and have a contractual term of 10 years. During the second quarter of 2005 the Company granted employees options under the Plan to purchase 13,000 shares of the Company’s common stock at an exercise price of $0.93, which equaled the market price of the Company’s stock on the day of the grant. No options were granted under the Plan during the first quarter of 2005. At June 30, 2006, options for 6,505,901 shares were outstanding and options for 2,818,040 shares were available for grant under the Plan. The Company has reserved 9,323,941 shares of common stock for issuance under the Plan.
Non-Employee Director Option Plan
     The Company has a Non-Employee Director Option Plan (the Director Option Plan), that provides up to 2,500,000 options to be issued to the Directors of the Company. Vesting requirements and option periods are specified at the time options are granted. All options are subject to forfeiture until vested and unexercised options expire at the end of the specified term. Generally, options granted under the Director Option Plan vest over four years and unexercised options generally expire on the tenth anniversary of the date of grant. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. During the first quarter of 2006 the Company granted options under the Director Option Plan to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.84, which equaled the market price of the Company’s stock on the day of the grant. The options granted in the first quarter of 2006 vest over four years, are subject to forfeiture until vested, and have a contractual term of 10 years. No options were granted under the Director Option Plan during the second quarter of 2006 or the first and second quarters of 2005. At June 30, 2006, options for 2,122,480 shares were outstanding and options for 372,520 shares were available for grant under the Director Option Plan. The Company has reserved 2,495,000 shares of common stock for issuance under the Director Option Plan.
Non-Employee Director Supplemental Stock Option Plan
     The Company has a Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan), that provides up to 500,000 options to be issued to the Directors of the Company. The exercise price of such options may not be less than the fair market value of the Company’s common stock on the date of grant. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. No options were granted under the Director Supplemental Option Plan during either 2006 or 2005. At June 30, 2006, options for 100,400 shares were outstanding and options for 324,600 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 425,000 shares of common stock for issuance under the Director Supplemental Option Plan.
RBio Plans
     The Company has outstanding options to purchase its common stock pursuant to certain RBio plans that were closed in conjunction with the merger between the Company and RBio on June 21, 2002. Pursuant to the merger the Company assumed RBio options to purchase an aggregate of 8,193,463 shares of the Company’s common stock, at an average exercise price of $0.38 and with exercise prices ranging from $0.13 to $0.53. All options assumed from RBio were fully vested upon the effective date of the merger. During the second quarter of 2006, options granted under RBio plans were exercised to purchase 219,960 shares of the Company’s stock at a price of $0.53. At June 30, 2006, options for an aggregate of 6,541,010 shares remained outstanding and were fully exercisable.

Non Plan Grants
     In addition to the grants made pursuant to the foregoing plans, from August 1994 to January 1998, the Company granted options to purchase 401,288 shares of its common stock to certain non-employees. At June 30, 2006, options for 322,265 shares are outstanding and fully exercisable at prices ranging from $7.75 to $13.00. If not exercised, these options begin to expire in July 2006. Information about these options is included in the following tables.
     Option activity under the foregoing option plans and non-plan grants as of June 30, 2006, and changes during the six months ended June 30, 2006 were as follows:

	Options Outstanding
			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share
Balance at December 31, 2005	15,185,744	$0.08 — $13.00	$0.64
Options granted	750,000	$0.84	$0.84
Options exercised, forfeited, expired	(343,688)	$0.26 — $0.53	$0.43

Balance at June 30, 2006	15,592,056	$0.08 — $13.00	$0.64

Vested and expected to vest at June 30, 2006	15,592,056	$0.08 — $13.00	$0.64
     The following table summarizes information about options at June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted				Weighted
	Weighted	Average	Aggregate		Weighted	Average	Aggregate
	Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Exercise	Contractual	Value		Exercise	Contractual	Value
Total Shares	Price	Life in Years	(in thousands)	Total Shares	Price	Life in Years	(in thousands)
15,592,056	$0.64	5.41	$5,609	12,985,163	$0.65	4.89	$5,383
     Nonvested stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Nonvested
		Weighted-Average
		Grant Date Fair
	Number of Shares	Value

Balance at December 31, 2005	2,691,524	$0.55
Granted	750,000	$0.63
Vested	(834,631)	$0.50

Balance at June 30, 2006	2,606,893	$0.60

     As of June 30, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated $1,275 and $101, respectively, which is expected to be recognized over weighted average periods of 1.8 and 3.4 years, respectively.
(2) COMMITMENTS AND CONTINGENCIES
     The Company leases its corporate headquarters in Franklin Lakes, New Jersey under a non-cancelable operating lease that expires on March 31, 2007.
     In April 2006, the Company entered into an amendment to the lease agreement for its manufacturing operations in Redwood City, California, under a non-cancelable operating lease. Prior to giving effect to the amendment, the existing lease would have expired on May 31, 2006. The amendment modified the term to expire, instead, as of January 31, 2006. The amended lease term began on February 1, 2006 and continues for seven years, through January 2013. The initial base annual rent is $357, with scheduled annual increases. An additional $50 deposit was required upon execution of the amendment. A portion of the manufacturing facility is sub-leased at the rate of $14 per month. In April 2006, the Company and the subtenant agreed to extend the sublease through the end of 2006.

     The Company has a lease for its Vail office that expires in January 2008, and provides for initial year base annual rent of $27, payable monthly.
     In May 2006, the Company signed a new lease for office space in Baar, Switzerland, which cannot be terminated before March 31, 2007. Thereafter the lease may be terminated upon six months notice to be given at the end of March, June or September each year. The lease provides for initial year base monthly rent approximating $1.
     Total rent expense included in the results of operations approximated $100 and $163 for the three and six month periods ended June 30, 2006, respectively, and $69 and $135, respectively, for the same periods in 2005.
     Future minimum lease payments under the foregoing non-cancellable operating leases are as follows at June 30, 2006:

(In thousands)
2006	$224
2007	$405
2008	$378
2009	$388
2010	$401
2011 and thereafter	$875

$2,671
     Future minimum sublease receipts are as follows at June 30, 2006:

(In thousands)
2006	$87
     The Company has entered into employment agreements with three individuals that provide for aggregate annual base salaries approximating $377. The respective agreements may be terminated by either party upon written notice, with notice periods that range between four to six months. In each case, if employment terminates due to a change in ownership, then the Company is obligated to pay the employees’ salaries for a period of six months. Additionally, the employment agreements provide for incentive compensation as determined by the Company’s Board of Directors.
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
(3) CONCENTRATIONS OF RISK
     The Company currently markets and sells two products. Our primary product, the CMI, is a type I collagen implant designed to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee. We also sell the SharpShooter® Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscal repair procedures.
     Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy and Spain, through distribution agreements with independent orthopedic marketing companies in those territories. Outside the geographic territories specified in the distributorship agreements, ReGen AG distributes the Company’s products directly to hospitals and clinics, primarily in Switzerland, Belgium and Germany. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

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
     In the fourth quarter of 2005, the Company entered into three distributorship agreements with three independent orthopedic device marketing organizations for distribution of our products in Italy and Spain. Each of the agreements grants exclusive distribution rights to market the CMI and non-exclusive rights to market other ReGen products within the specified geographic territories, as follows: (i) to Xmedica s.r.l. (“Xmedica”) in Italy; (ii) to Hoscenter, S.L. (“Hoscenter”) in all of Spain except Catalonia territory; and (iii) to Polymedic 2000, S/A (“Polymedic”) in Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Islas Baleares) and Andorra. The initial terms of the respective agreements run through December 31, 2007.
     The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers as security for its accounts receivable.
     Concentrations of receivables and revenue by geographic location as of and for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Receivables:
U.S (Linvatec)	43%	94%	43%	94%
Switzerland
Related party (Centerpulse )	0%	6%	0%	6%
Trade (various)	3%	0%	3%	0%
Spain (Hoscenter, Polymedic)	0%	0%	0%	0%
Italy (Xmedica)	0%	0%	0%	0%
Germany (various)	44%	0%	44%	0%
Belgium (various)	10%	0%	10%	0%
Sales revenue:
U.S. (Linvatec)	61%	96%	47%	89%
Switzerland
Centerpulse	0%	4%	0%	11%
Other (various)	4%	0%	6%	0%
Spain (Hoscenter, Polymedic)	1%	0%	13%	0%
Italy (Xmedica)	7%	0%	13%	0%
Germany (various)	27%	0%	20%	0%
Belgium (various)	0%	0%	1%	0%
Royalties:
U.S. (Linvatec)	100%	100%	100%	100%
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
     At June 30, 2006 and 2005, 10% and less than 1%, respectively, of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 8% and less than 2%, respectively, of current liabilities related to unsettled obligations denominated in CHF and euros. For the three and six month periods ended June 30, 2006, 11% and 7%, respectively, of the Company’s expenses resulted from transactions denominated in CHF and euros. For each of the same periods in 2005, 3% of the Company’s expenses resulted from transactions denominated in CHF and euros.

(4) RELATED PARTY TRANSACTIONS
     Amounts due to related party, $3 and $2, at June 30, 2006 and December 31, 2005, respectively, represent royalties due to an individual who is a shareholder and director of the Company. The Company’s statements of operations include $3 and $5, and $3 and $18 for the three and six month periods ended June 30, 2006 and 2005, respectively, representing royalties to this individual. The Company’s statement of operations for the three and six months ended June 30, 2006, also includes $8 representing a donation to the Steadman Hawkins Foundation for orthopedic research, for which the same individual is a director. The Company’s statement of operations for the six months ended June 30, 2005, also includes $4 representing reimbursable expenses due to a clinic affiliated with the same individual.
(5) CAPITAL TRANSACTIONS
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
     The U.S. Food and Drug Administration (FDA) has provided the Company with a letter indicating the FDA’s initial determination as to the filing status of the Company’s 510(k) Premarket Notification for its collagen scaffold device. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. In the letter, the FDA has indicated that the device is not substantially equivalent (NSE) to existing class II devices already in receipt of FDA clearance.
     Over the last several years, including more recently in 2005, the FDA has cleared for marketing via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the collagen scaffold and are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared as class II devices. After consideration of the basis for these clearances by FDA, clearances that occurred in 2005, and discussions with our FDA regulatory advisors, the Company has submitted an appeal, believing that it has demonstrated the safety and substantial equivalence of its device. The appeal serves to reopen the 510(k) file for supervisory review and potential reversal of the NSE decision. The Company intends to vigorously pursue the appeal, and if unsuccessful, all alternatives available to it which would result in a class II designation whether or not in lieu of substantial equivalence. If these efforts are unsuccessful, we expect to pursue completion of the PMA. The Company will provide further information regarding the status of the 510(k) submission as soon as it has more definitive information with regard to its appeal. There can be no assurance as to the outcome of our appeal of the FDA’s determination regarding our 510(k) application and/or our overall efforts to obtain the FDA’s clearance or approval for the sale of the collagen scaffold or the CMI in the U.S.

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
     Our current principal product offerings are the CMI™ and the SharpShooter® Tissue Repair System (SharpShooter). The purpose of the CMI is to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee, and to repair and reinforce the remaining meniscus. The SharpShooter is a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures. Both the CMI and SharpShooter are marketed in Europe through our European subsidiary, ReGen Biologics AG (ReGen AG) and, in Italy and Spain, through distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).
     The CMI, which is the Company’s first approved product using its collagen scaffold technology, is cleared for sale in the EU. The CMI is intended to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee, and to repair and reinforce the remaining meniscus and provide certain clinical benefits. The CMI is a type I collagen implant designed for patients with an irreparable meniscus tear or loss of meniscus tissue. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure. The surgeon sutures the CMI into the area where the meniscus tissue has been removed. Once implanted, the CMI’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the CMI procedure provides the potential for certain clinical benefits, including restoring patient activity and minimizing the degenerative process that begins with the loss of meniscus tissue. We believe the CMI offers a number of potential benefits, including:
•	Reinforcement of the remaining meniscus;

•	Facilitation of natural growth of new tissue;

•	Minimized degenerative changes;

•	Promotion of a return to pre-injury activity levels; and

•	Maintenance of joint stability.
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
     In addition to either FDA clearance or approval for our collagen scaffold or CMI products, respectively, in order to achieve positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including, but not limited to, establishing effective distribution channels and gaining reimbursement for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products, if developed and approved. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to achieve its operating objectives. See Liquidity and Capital Resources for a discussion of our current liquidity, our outlook on our liquidity and needs to fund our business, and the associated risks and uncertainties.
     To date, sales of our products have been limited. We have filed for clearance from the FDA to allow us to market the collagen scaffold as a medical device in the United States. The CMI is cleared for sale and distributed in Europe, but it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or potential for FDA approval or clearance. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile, and Japan.
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

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of FASB Statement No. 123 (revised 2004), Share Based Payment, (Statement No. 123R) and FASB Statement No. 151, Inventory Costs, there have been no significant changes during the six months ended June 30, 2006, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. For further discussion of our accounting policies see Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
     Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical realized volatility calculated since the reverse merger is a reasonable indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 1 to the Condensed Consolidated Financial Statements herein for a further discussion on stock-based compensation.
INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At June 30, 2006 and December 31, 2005, 34% and 62%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.
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

Results of Operations
Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005
REVENUE. The Company’s revenue from sales of our products approximated $102 and $259 for the three months and six months ended June 30, 2006, respectively, compared with $177 and $315, respectively, for the same periods in 2005. The approximate decreases of $75 (42%) and $56 (18%), respectively, resulted from decreased SharpShooter sales partially offset by increased CMI sales, in each of the three and six month periods end June 30, 2006. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue decreased approximately $1 and $7 (7% and 23%) for the three months and six months ended June 30, 2006, respectively, compared with the same period in 2005. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Historical sales revenue may not be indicative of a future trend.
     Our distributorship agreement with the Centerpulse unit of Zimmer terminated effective August 11, 2005. During 2005 we had no CMI sales to Zimmer and limited SharpShooter sales. There will be no future sales to Zimmer under the terminated distributorship agreement.
     As a result of the termination of our distributorship agreement with Zimmer, we have exclusive worldwide rights to market the CMI. In March 2005, we formed ReGen AG to conduct our marketing and distribution activities in Europe. Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy and Spain, through distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec. The first sales of our products by ReGen AG occurred in August 2005.
     For the three months and six months ended June 30, 2006, CMI sales by ReGen AG approximated $29 and $113, compared to $0 for each of the respective periods in 2005. ReGen AG’s selling price for the CMI ranges from $1,050 to $1,600 per unit.
     SharpShooter sales in the three and six month periods ended June 30, 2006, approximated $73 and $146, respectively, compared with $177 and $315, respectively, for the same periods in 2005, representing decreases of $104 and $169 (59% and 54%), respectively. For the three month and six month periods ended June 30, 2006, SharpShooter sales to Linvatec, our primary distributor for the SharpShooter, approximated $62 and $123, respectively, compared to $170 and $280, respectively, for the same periods in 2005, representing a decreases of $108 (64%) and $157 (56%), respectively. SharpShooter sales by Regen AG for the three and six month periods ended June 30, 2006 approximated $11 and $23, respectively, compared to $0, for each of the respective periods in 2005. For the three and six month periods ended June 30, 2005, SharpShooter sales to Zimmer approximated $7 and $35, respectively. There have been no sales to Zimmer in 2006.
COST OF GOODS SOLD. For the three and six month periods ended June 30, 2006, cost of goods sold approximated $94 and $240, respectively, compared with $119 and $361, respectively, for the same periods in 2005, representing decreases of $25 and $121 (21% and 34%), respectively. The decrease for the three month period ended June 30, 2006 compared to the same period in 2005 relates to the decrease in SharpShooter sales, which is only partially offset by increased costs associated with higher CMI sales. The decrease for the six month period ended June 30, 2006, compared with the same period in 2005 results, primarily, from the adjustment of CMI inventory to market that was recorded in 2005.
     For the three and six months ended June 30, 2006, approximately $58 and $112 respectively of cost of goods sold related to SharpShooter units sold compared with $119 and $235, respectively, for the same periods in 2005, representing decreases of $61 (51%) and $123 (52%), respectively. For the three months and six months ended June 30, 2006, approximately $36 and $128, respectively, of cost of goods sold related to CMI units sold compared with $0 and $126, respectively, for CMI units in the same periods in 2005, representing increases of $36 (100%) and $2 (2%), respectively. CMI cost of goods sold during the six months ended June 30, 2005 related to the adjustment of CMI inventory to market. Per unit CMI production costs were lower during the six months ended June 30, 2006 compared with the same periods in 2005 due to higher 2006 production volumes (approximately 300 units) compared with 2005 (approximately 80 units). Given lower per unit production costs and the higher average market price for the period ended June 30, 2006, no adjustment to market was necessary for CMI inventory.

     Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first six months of 2006 may not be indicative of a future trend.
RESEARCH AND DEVELOPMENT. Research and development expenses for the three and six month periods ended June 30, 2006 approximated $1,626 and $4,526, respectively, compared with $1,324 and $2,237, respectively, for the same periods in 2005. Significant factors contributing to the $302 (23%) increase for the comparative three month periods include: (i) $159 increase for consulting, legal, and other professional fees related to our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, and development projects related to ongoing refinement of our collagen scaffold manufacturing processes (ii) $117 increase for costs related to training and other activities associated with our lateral CMI study in Europe; and (iii) $42 increased salaries and benefits related to (a) adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R and (b) planned wage increases, offset by $16 decrease of office and other administrative costs. Significant factors contributing to the $2,289 (102%) increase for the comparative six month periods include: (i) $2,050 increase for consulting, legal, and other professional fees related to our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, and development projects related to ongoing refinement of our collagen scaffold manufacturing processes; (ii) $114 increased salaries and benefits related to (a) adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R and (b) planned wage increases and new hires; (iii) $180 increase for cost related to training and other activities associated with our lateral CMI study in Europe; offset by (iv) $55 net reduction of production and research costs related to product development.
     In 2005, our research and development was focused largely on the conduct of our CMI clinical trial and related activities in the U.S. Although clinical costs associated with the CMI trial decreased in 2005 other related costs, such as professional fees incurred in connection with our submission to the FDA of a 510(k) application for our collagen scaffold and in connection with preparation of our PMA for the CMI, increased in the latter part of 2005 and peaked in the fourth quarter of 2005. Expenses in connection with our FDA submissions continued to decline in the second quarter of 2006.
     Also during 2005 we made substantial progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and applied to European regulatory authorities to expand the CE mark for the CMI to include both the medial and new lateral side configuration. In the first quarter of 2006, we received formal notification of the acceptance of CE mark expansion to the lateral side, and we initiated a small European post-market surveillance designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. Further, in 2005, we completed the prototype development of a substantial new addition to our SharpShooter Tissue Repair System. During 2006, we intend to complete the U.S. and European regulatory activities required to clear the way for marketing of the new SharpShooter. Lastly, in 2005 we made substantial progress in the ongoing refinement of our collagen scaffold manufacturing processes focused on the increase in production yields and capacity.
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
BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and six month periods ended June 30, 2006 approximated $1,342 and $2,394, respectively, compared with approximately $1,011 and $1,938, respectively, for the same periods in 2005. Significant factors contributing to the $331 (33%) increase for the comparative three month periods include: (i) $162 increase in stock-based compensation expense for employee and director options due to adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R; (ii) $79 increase in salary and benefits related to newly hired marketing personnel and planned wage increases; (iii) $65 increase for travel related to business development activities and European marketing and promotion efforts; (iv) $43 increase in marketing advertising and trade show expense; partially offset by (v) $21 net decrease in professional fees, primarily for legal and printing charges related to non-recurring services in the first half of 2005 and lower negotiated charges for 2006 services. Significant factors contributing to the $456 (24%) increase for the comparative six month periods include: (i) $321 increase in stock-based compensation expense for employee and director options due to adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R; (ii) $142 increase in salary and benefits related to newly hired marketing personnel and planned wage increases; (iii) $92 increase for travel related to business development activities and European marketing and promotion efforts; (iv) $57 increase in marketing advertising and trade show expense; offset by (v) $140 net decrease in professional fees, primarily for legal, consulting, and printing charges related to non-recurring services in 2005 and lower negotiated charges for 2006 services; and (vi) $16 decrease in insurance premiums, primarily for directors and officers liability coverage. We expect to incur additional costs during 2006 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; (ii) compensation costs related to adoption of the fair value measurement requirements of Statement No. 123R; and (iii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities both in Europe and other markets.
RECOGNITION OF EXPENSE FOR THE MINIMUM PENSION LIABILITY. We previously disclosed in our financial statements for the year ended December 31, 2005, that we had elected to terminate a defined benefit pension plan covering former employees of a former subsidiary. At the termination date we recognized as expense the $58 minimum pension liability component of accumulated other comprehensive loss. During the second quarter of 2006, we received a favorable determination from the IRS on the plan termination and expect to proceed with benefit distributions to plan participants. In connection with benefit distributions, we expect to contribute the amount needed to cover any unfunded benefit obligation. The contribution amount will depend on various factors, including, among others, the cost of respective benefit options elected by the individual participants and actual performance of plan assets through the distribution date. We expect the required contribution to approximate the accrued pension liability of $163.
NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $86 and $205 for the three and six month periods ended June 30, 2006, respectively, compared with $54 and $111, respectively, for the same periods in 2005. The approximate increases of $32 (59%) and $94 (85%), respectively, related primarily to higher interest rates and higher cash and cash equivalents and investment balances in 2006 compared with 2005. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $15 and $16 for three months and six months ended June 30, 2006, respectively, compared with $1 and $2, respectively for the same periods in 2005, The respective increases primarily related to lower operating expenses in 2006. Interest and other expense approximated $112 and $196 for the three and six months ended June 30, 2006, respectively, compared with $59 and $112, respectively, for the same periods in 2005, due to higher interest rates and compounding of interest as well as increased foreign exchange rate losses.
Liquidity and Capital Resources
     The Company is considered a development stage enterprise and its future operating results may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its collagen scaffold device, CMI and other products. We believe the Company will emerge from the development stage when either the FDA provides clearance of our 510(k) application relating to the collagen scaffold or approval of the CMI product for sale in the U.S., or the Company begins to earn significant revenue from its principal operations. Sales of the collagen scaffold family of products in the U.S. will not occur until cleared by the FDA. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and we are making no claim regarding its safety, effectiveness or its potential for FDA approval. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the collagen scaffold device is not cleared, it might substantially delay our ability to commercialize the collagen scaffold and negatively impact our business. If the collagen scaffold device is not cleared through the 510(k), we expect to pursue other options to obtain clearance of the collagen scaffold or approval of the CMI, including submission to the FDA of the Premarket Approval or PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process. See Part II, Item 1A. Risk Factors herein for further disclosure regarding the status of our 510(k) submission.
     In addition to either FDA clearance or approval for our collagen scaffold or CMI products, respectively, in order to achieve positive operating earnings and cash flow, ReGen will need to effectively address various other operating issues, including, but not limited to, establishing effective distribution channels and gaining reimbursement for the surgeons and facilities that will be responsible for implanting ReGen’s CMI or other future products, if developed and approved. While ReGen is actively working to address these issues, there is no guarantee that ReGen will be able to achieve its operating objectives.

     Through June 30, 2006, we have incurred cumulative inception to date net losses of approximately $72,573 and used approximately $59,739 in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive either FDA clearance or approval for our collagen scaffold or CMI products, respectively, and we are able to effectively market these products in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if cleared by the FDA, marketing and distribution of our collagen scaffold family of products in the U.S., as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both.
     Based upon current balances of cash and short-term investments; planned spending rates for 2006, including expected costs associated with continued development of our distribution network in Europe; and estimated spending beyond 2006, management estimates that the Company has adequate cash and investments on hand to support ongoing operations, including continuation of our marketing and distribution activities in Europe, through at least January 1, 2007. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include: (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, the Company has the intent and ability to reduce planned spending during the remainder of 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006. We anticipate that additional equity capital or other financing will be required by January 2007 to support ongoing operations, including continuation of our marketing and distribution activities in Europe; to further develop our tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared, launch of the collagen scaffold in the U.S. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.
     During 2006, the Company has held investments in commercial paper and federal agency mortgage-backed securities. The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account and a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. All investments are commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value.
     Cash and cash equivalents and investments approximated $5,802 as of June 30, 2006 compared with approximately $13,530 as of December 31, 2005. The net decrease in cash and cash equivalents and investments is primarily a result of cash used for operations, for equipment purchases, and for repayment of capital lease obligations.
     During the first quarter of 2005 we formed a Swiss subsidiary to conduct certain of our marketing and distribution activities outside the U.S. At June 30, 2006 approximately 10% of our cash and cash equivalents balance is held in Swiss francs. The effect on our 2006 and 2005 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.
Cash flows
     The following table sets forth our sources and uses of cash for the six month periods ended June 30, 2006 and 2005.

	June 30,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(7,685)	$(3,985)
Net cash provided by (used in) investing activities	628	(15)
Net cash provided by (used in) financing activities	110	(4)
Effect of exchange rate changes on cash	(27)	(9)

Net decrease in cash and cash equivalents	$(6,974)	$(4,013)

     Cash used in operating activities during the six months ended June 30, 2006 approximated $7,685, which resulted from the net loss of $6,852, adjusted to account for a net decrease in accounts receivable, inventory and other assets of approximately $54, a net decrease in accounts payable, accrued expenses and other liabilities of $1,374, together with adjustments of $487 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.6 million of operating expenses incurred in 2006 represents costs associated with our undertaking to audit, analyze, and tabulate the CMI multicenter clinical trial (“MCT”) data. A substantial portion of the project was completed during the second quarter of 2006 but we continue to analyze and compile the result of the clinical study. Costs associated with the project began to decline during the latter part of the first quarter of 2006 and continued to decline in the second quarter. We believe our investment in the clinical data represents a substantial asset to the Company. The MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.
     During the six months ended June 30, 2006, we used approximately $754 from our investments to fund operations, invested $126 in property and equipment and repaid $7 of our capital lease obligations. During the six months ended June 30, 2006, we received proceeds of approximately $117 for the exercise of 343,688 options to purchase shares of the Company’s common stock.
     We previously sponsored a defined benefit pension plan covering all former employees of a former subsidiary. This pension plan was frozen and closed to new participants in October of 1997. In 2005, we elected to terminate the pension plan and in 2006 we received a favorable determination from the IRS on the plan termination. During 2006 we expect to distribute benefits to plan participants who, generally, may elect to receive their benefits as either a life annuity or a lump sum distribution. Upon distribution of benefits to participants we expect to make a cash contribution from our existing cash resources to cover any unfunded benefits. The amount of the cash contribution, which we expect to approximate the accrued pension liability of $163, ultimately will depend upon, among other factors, the actual performance of the plan’s assets through the distribution date and the respective benefit option elected by individual participants. At the termination date in 2005 we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58. At December 31, 2005, the pension plan had an unfunded liability approximating $151.
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

     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our Disclosure Controls and Procedures were effective.
     Changes in Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II
Item 1. Legal Proceedings
     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.
Item 1A. Risk Factors
     The following updates certain disclosure from Item 1A. Risk Factors previously disclosed in our Form 10-K for the year ended December 31, 2005, and should be read in conjunction with those risk factors.
Product introductions or modifications may be delayed or canceled if we are unable to obtain FDA clearance or approval and we are unable to sell the collagen scaffold or CMI in the U.S.
     The U.S. Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities rigorously regulate the medical devices we manufacture and market. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, we could face criminal sanctions or closure of our manufacturing facility. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Food, Drug, and Cosmetic Act, de novo (risk-based) classification into class I or II under Section 513(a)(1) of the Act, or premarket approval under Section 515 of the Act, unless an exemption applies. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. Our ability to gain clearance of the collagen scaffold under 510(k) is dependent upon the FDA concluding that the collagen scaffold is a class II medical device and is substantially equivalent to previously cleared devices. The FDA has recently sent us a letter indicating that the collagen scaffold is not substantially equivalent (NSE) to existing class II devices already in receipt of FDA clearance. The Company has submitted an appeal, believing that it has demonstrated the safety and substatial equivalence of its device. The appeal serves to reopen the 510(k) file for supervisory review and a potential reversal of the NSE decision. If the 510(k) process takes longer than expected or the collagen scaffold device is not cleared, it might substantially delay our ability to commercialize the collagen scaffold and negatively impact our business.
     If the collagen scaffold device is not cleared through the 510(k) or otherwise designated as a class II device in lieu of substantial equivalence, we may proceed with our submission of the PMA for the CMI to the FDA. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2006 annual meeting of stockholders was held on May 12, 2006. The matters on which the stockholders voted, in person or by proxy, were: (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified; (ii) to approve a one-for-eight reverse stock split of all of ReGen’s issued and outstanding Common Stock, subject to the authority of the Board; and (iii) to ratify the appointment of Ernst & Young LLP as our independent accountants for the current fiscal year.
     The results of the voting are shown below:

Election of directors:

	Number of	Number of
Name of Nominee	Votes For	Votes Withheld
Dr. Gerald E. Bisbee, Jr.	73,024,876	433,356
Dr. Abhi Acharya	73,333,334	124,898
Mr. Alan W. Baldwin	73,333,684	124,548
Dr. Robert G. McNeil	73,333,526	124,706
Dr. J. Richard Steadman	73,333,984	124,248
Mr. William R. Timken	73,333,034	125,198
Approval of a one-for-eight reverse stock split of all of the Company’s issued and outstanding Common Stock, subject to the authority of the Board:

		Number of Votes
Number of Votes For	Number of Votes Against	Abstaining
71,603,617	1,794,719	59,896
Ratification of the selection of Ernst &Young LLP as independent auditors for the fiscal year ending December 31, 2006:

		Number of Votes
Number of Votes For	Number of Votes Against	Abstaining
73,403,607	49,900	4,725
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

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(21)

Number	Description
4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)

4.21	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (28)

4.22	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (7)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(4)

10.3*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(15)

10.4	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(15)

10.5	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(15)

10.7*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

10.8	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between ReGen Biologics, Inc. and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(26)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated August 10, 2006(30)

31.2	Section 302 Certification from Brion Umidi, dated August 10, 2006(30)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated August 10, 2006(30)

32.2	Section 906 Certification from Brion Umidi, dated August 10, 2006(30)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on July 22, 2005 (File No. 333-126835).

(26)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2005 (File No. 000-20805).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(29)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-20805).

(30)	Included with this filing.
9 _________________

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2006.

REGEN BIOLOGICS, INC.
By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer