Form 10-K/A
period 2005-12-31
REGEN BIOLOGICS INC
filed 2006-11-20
CIK 883697

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. Check one:
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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the 2006 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K/A.

Description of Amendment No. 1 to Form 10-K for the year ended December 31, 2005

The undersigned registrant hereby amends its annual report on Form 10-K the (“original filing”) for the year ended December 31, 2005 to restate its consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 and the period from December 21, 1989 (inception) to December 31, 2005, to record additional non-cash stock-based compensation expense resulting from stock options granted during the periods beginning July 2002 through December 2005 that were incorrectly accounted for under accounting principles generally accepted in the United States (“GAAP”). The Company’s decision to restate its financial statements was based on information obtained from a voluntary review of the Company’s stock option accounting, which was initiated and conducted by the Company’s management and reviewed by the Audit Committee of the Company’s Board of Directors, with the assistance of outside legal counsel. The Company has concluded that there were errors with respect to the measurement dates of certain grants for accounting purposes, and has determined that the accounting for these grants needs to be adjusted.

The effects of the restatement are reflected in the consolidated financial statements and other financial data, including unaudited quarterly data, included in this amended Annual Report on Form 10-K/A. The restatement has no impact on cash flows. Refer to Note (18), Restatement, in the Notes to the Consolidated Financial Statements for additional information. This amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety, as amended by, and to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:

Part I

•	Item 1 — Business — Revised Research and Development expense totals for the years ended December 31, 2005, 2004 and 2003;

•	Item 1A — Risk Factors:

•	Revised inception to date net loss in first risk factor;

•	Added risk factors to disclose SEC inquiry, to describe impact of restatement on disclosure controls and procedures and to disclose potential individual tax consequences to recipients of stock option awards;

Part II — Item 6 — Table of Selected Consolidated Financial Data;

Part II —	Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Part II —	Item 8 — Consolidated Financial Statements, including amendments to the following notes:

•	Note (2) — Added updated discussion of liquidity

•	Note (3) — Revised the pro-forma disclosures of net loss and loss per share for the years ended December 31, 2005, 2004, and 2003 required by SFAS No. 123 as amended by SFAS No. 148

•	Note (14) — Revised the disclosures about stock options

•	Note (15) — Revised income tax disclosures

•	Note (17) — Revised unaudited quarterly results

•	Added Note (18) to disclose the restatement; and

Report of Independent Registered Public Accounting Firm, Ernst & Young LLP;

Part II — Item 9A — Controls and Procedures; and

Part IV — Item 15 — Exhibits.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	4
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	36
Item 3.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	37

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	37
Item 6.	Selected Financial Data (restated)	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 8.	Financial Statements and Supplementary Information	54
	Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	54
	Consolidated Balance Sheets as of December 31, 2005 (restated) and 2004 (restated)	55
	Consolidated Statements of Operations for the Years Ended December 31, 2005 (restated), 2004 (restated), 2003 (restated) and the Period from December 21, 1989 (Inception) to December 31, 2005 (restated)	56
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (Inception) to December 31, 2005 (restated)	57
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004, 2003 and the Period from December 21, 1989 (Inception) to December 31, 2005 (restated)	62
	Notes to Consolidated Financial Statements	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	95

PART III
Item 10.	Directors and Executive Officers of the Registrant	95
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95
Item 13.	Certain Relationships and Related Transactions	95
Item 14.	Principal Accountant Fees and Services	95

PART IV
Item 15.	Exhibits, Financial Statement Schedules	95
Signatures		99
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Cautionary Note Regarding Forward-Looking Statements

Statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the management of ReGen and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in Item 1A. Risk Factors of this Form 10-K/A. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2006 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

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

Research and Development

Research and development expense approximated $7.6 million for the year ended December 31, 2005, $3.8 million for 2004, and $2.6 million for 2003.

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

Our business faces significant risks.  We may face risks in addition to the risks and uncertainties described below. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Any of the risks described below could significantly and adversely affect our business, prospects, financial condition or results of operations. You should carefully consider and evaluate the risks and uncertainties listed below, as well as the other information set forth in this Form 10-K/A.

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability. If we continue to incur losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31 2005, we had an inception to date net loss of approximately $66.7 million, and total stockholders’ deficit of approximately $5.9 million. Historically, our net sales have varied significantly. We may need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless we receive clearance from the FDA of our 510(k) application relating to the collagen scaffold or the CMI is approved by the FDA and becomes commercially available in the U.S. We submitted the 510(k) application to the FDA on December 28, 2005. The 510(k) clearance process usually takes from three to nine months, but could last longer. We will likely not pursue completion of the PMA for the CMI unless the regulatory efforts with respect to the collagen scaffold are unsuccessful. Should the FDA provide clearance for our 510(k) application relating to the collagen scaffold or approve the CMI for sale in the U.S., sales of the collagen scaffold or the CMI in the U.S. are not expected to occur until, at the earliest, the first quarter of 2007. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue to operate as a going concern, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

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

As a result of our internal review of our historical stock option granting and accounting practices and related restatement of our financial statements, we have become subject to an informal SEC inquiry, which may not be resolved favorably and will require significant management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

Beginning in August 2006, the management of REGen Biologics, Inc. (the “Company”) voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. As a result of this review, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006, to include additional non-cash stock-based compensation expense. After we announced our internal review, the SEC commenced an informal inquiry regarding the Company’s stock option practices. In addition, we may become the subject of government or private litigation relating to our historical stock option granting and accounting practices. There are no assurances that the SEC inquiry will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, the SEC inquiry and any shareholder litigation may require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC inquiry or any shareholder litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. An SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future, which could lead to our inability to continue to meet NASDAQ listing requirements, and comply with contractual commitments to do so, and impair our ability to grant employee equity incentives. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any new investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

As a result of our internal review of our historical stock option granting and accounting practices and related restatement of our financial statements, there may be negative tax consequences to our employees which could subject us to litigation or which may result in additional cash or non-cash compensation expense to reimburse employees for all or a portion of such loss.

From an individual Company employee’s personal standpoint, there may be negative tax consequences arising from these grants, such as loss of incentive stock option status or potential penalties under Internal Revenue Code section 409A. At this time, the potential personal tax consequences to our employees arising from these grants are not yet determinable. In addition, the Company has not yet determined if, or how, it will compensate its employees for any negative tax consequences. Such determination cold subject us to litigation or result in additional cash or non-cash compensation expense that could adversely affect our business, results of operations, financial position and cash flows.

Our failure to have effective disclosure controls and procedures could hinder our ability to provide accurate financial and other information in our filings with the Securities and Exchange Commission, which could subject us to SEC investigation and private litigation, and could have an adverse effect on our business, results of operations or financial condition.

The Board of Directors is considering, and expects to adopt prior to the end of our fiscal year, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. You should note that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and there can be no assurance that we will be able to maintain effective disclosure controls and procedures sufficient to ensure accurate disclosure of all information that we are required to disclose in our reports filed with the SEC. Any modifications, enhancements or supplements to our disclosure controls could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase over the ensuing year. Further, our stock price and reputation my be adversely affected by the current, or any future, determination that our disclosure controls and procedures and/or internal controls over financial reporting were not effective.

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

The selected condensed consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2005, 2004 and 2003 and with respect to the consolidated balance sheets as of December 31, 2005 and 2004 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K/A. We derived the statements of operations data for the years ended December 31, 2002 and 2001 and the balance sheet data as of December 31, 2003, 2002 and 2001 from audited financial statements not included in this Annual Report on Form 10-K/A. You should read the following selected condensed consolidated financial data in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K/A.

All periods have been reclassified to account for the reverse merger and recapitalization between ReGen and RBio. Certain other prior year and inception to December, 31, 2005 balances have been reclassified to conform to the current period’s presentation.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003	2002	2001
	Restated (2)	Restated (2)	Restated (2)
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$570	$504	$293	$781	$490

Expenses:
Cost of goods sold	568	381	357	1,051	715
Research and development(1)	7,566	3,765	2,620	3,727	2,672
Business development, general and administrative(1)	4,246	3,563	3,031	3,821	2,145
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	58	—	—	—	—

Total expenses	12,438	7,709	6,008	8,599	5,532

Operating loss	(11,868)	(7,205)	(5,715)	(7,818)	(5,042)
Merger cost	—	—	—	(515)	—
Interest and other income	389	138	23	66	12
Rental income	336	332	381	511	451
Rental expense	(332)	(329)	(403)	(425)	(397)
Interest and other expense	(256)	(137)	(275)	(1,770)	(354)
License fees	—	—	—	—	1,000

Net loss	$(11,731)	$(7,201)	$(5,989)	$(9,951)	$(4,330)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(219)	(762)	(4,343)	—	—

Net loss attributable to common stockholders	$(11,950)	$(7,963)	$(10,332)	$(9,951)	$(4,330)

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(0.19)	$(0.35)	$(0.56)	$(0.25)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for all periods prior to reverse merger and recapitalization)	60,480	42,436	29,114	17,671	17,045

	December 31,
	2005	2004	2003	2002	2001
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents and investments	$13,530	$12,190	$8,323	$3,474	$320
Working capital	11,347	11,352	7,818	3,105	230
Total assets	14,543	12,724	9,029	4,226	1,181
Total debt including accrued interest	7,438	7,147	7,008	6,740	8,336
Series A redeemable convertible preferred stock	5,942	6,567	6,855	6,855	—
Series C redeemable convertible preferred stock	4,402	5,033	8,439	—	—
Total stockholders’ equity (deficit)	$(5,889)	$(7,229)	$(14,411)	$(10,216)	$(7,741)

(1)	Reflects the following reclassification of stock-based compensation expense, previously reported separately in the consolidated statements of operations for the years ended December 31, 2004, 2003, 2002 and 2001 as follows:

	Years Ended December 31,
	2004	2003	2002	2001
	(In thousands)

Research and Development	$38	$23	$1,614	$641
Business development, general and administrative	204	344	1,686	568

Total stock-based compensation expense — reclassified	$242	$367	$3,300	$1,209

(2)	Restated to record additional non-cash compensation expense related to stock options. See Note (18) to our audited consolidated financial statements presented elsewhere herein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K/A, including the consolidated financial statements and notes thereto appearing in Item 8 of this report and the subsection captioned “Cautionary Note Regarding Forward-Looking Statements” prior to Item 1 above. Historical results set forth in Selected Consolidated Financial Data and the Consolidated Financial Statements included in Item 6 and Item 8 and this section should not be taken as indicative of our future operations.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, when we value work in process inventory we use estimates to determine, among other factors, the number of units that will be successfully converted to finished goods. This and other estimates we make are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgments to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, foreign exchange, litigation, legislation and regulation. These and other risks and uncertainties are discussed in Item 1A. Risk Factors of this Form 10-K/A. All of these could significantly and adversely affect our business, prospects, financial condition or results of operations.

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

The pro forma effect on net loss from operations and loss per common share for the years ended 2005, 2004, and 2003 is set forth in the notes to the consolidate financial statements — see Note (3), “Summary of Significant Accounting Policies”. See also the discussion under “Accounting Principles Issued But Not Yet Adopted” in Note (3), “Summary of Significant Accounting Policies”.

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

RESULTS OF OPERATIONS

Beginning in August 2006, the Company’s management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. The review was conducted with the assistance of outside legal counsel. The Company has concluded that there were errors in the measurement dates of certain grants for accounting purposes, and has determined that the accounting for these grants needs to be adjusted. On November 16, 2006, following the Company’s announcement of the voluntary review of its historical stock option granting and accounting practices, the Company received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of its executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. We cannot predict what consequences the SEC inquiry and restatement of our consolidated financial statements for the periods discussed below will have on the Company.

Based upon the results of its review, the Company has determined that for certain grants made between July 2002 and March 2006, the measurement dates used by the Company were incorrect. The Company identified a total of approximately 8.2 million options, granted in eight groups of awards, (7.6 million options granted in seven groups of awards through December 2005) for which the individual grant documents were dated as of a different date than the date on which the terms and recipients of the respective awards were determined with finality. The Company had treated the date of the individual grant documentation as the accounting measurement date for determining stock-based compensation expense for each grant. However, the Company has determined that the proper accounting measurement date for these grants should be the date on which the option terms and recipients were determined with finality. In certain circumstances, the Company selected grant dates that corresponded to the lowest price of the Company’s common stock in a one to four month prior period. The Board of Directors is considering and the Company expects to adopt prior to the end of the Company’s fiscal year, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. Until such procedures are adopted, the Company does not plan to issue additional stock option awards.

As a result of the errors in grant measurement dates, the Company should have recognized approximately $1 million cumulative additional non-cash stock-based compensation expense, for the years ended 2003 through 2005. While the impact of the additional non-cash stock-based compensation expense in any individual year is not considered material, the cumulative impact of such expense is material. Accordingly, the consolidated financial statements in this Form 10-K/A for the years ended December 31, 2005, 2004, 2003, and the period from December 21, 1989 (inception) to December 31, 2005, and the selected consolidated financial data for the years ended December 31, 2005, 2004, and 2003 have been restated to include the additional expense, as presented in the following table. Because the Company recorded a full valuation allowance against all deferred tax assets for all years presented there is no income tax effect of the additional stock-based compensation expense recorded.

	Year Ended		Year Ended		Year Ended
	December 31, 2005		December 31, 2004		December 31, 2003
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Research and development	$7,495	$7,566	$3,694	$3,765	$2,573	$2,620
Business development, general and administrative	3,974	4,246	3,214	3,563	2,819	3,031
Total expenses	12,095	12,438	7,289	7,709	5,749	6,008
Operating loss	(11,525)	(11,868)	(6,785)	(7,205)	(5,456)	(5,715)
Net loss	(11,388)	(11,731)	(6,781)	(7,201)	(5,730)	(5,989)
Net loss attributable to common stockholders	(11,607)	(11,950)	(7,543)	(7,963)	(10,073)	(10,332)
Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.20)	$(0.18)	$(0.19)	$(0.35)	$(0.35)

Where applicable, the discussion below takes into account the additional stock-based compensation expense recorded in the restatement adjustments discussed above.

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

RESEARCH AND DEVELOPMENT.  Research and development expenses for 2005 approximated $7.6 million compared with $3.8 million for 2004 and $2.6 million for 2003. Significant factors contributing to the 2005 increase of $3.8 million, or 101% include (i) $4.0 million increase for consulting, legal and other professional services in connection with our PMA and 510(k) submissions to the FDA, and development projects, including prototype development of a new addition to our SharpShooter Tissue Repair System; (ii) approximately $260,000 for higher compensation related to new hires and planned wage increases for existing employees; partially offset by (iii) an approximate decrease of $190,000 for patent fees for existing and new registrations and legal and consulting fees associated with patent and other intellectual property services: and (iv) an approximate decrease of $313,000 due to higher allocation of production costs to inventory and cost of goods sold. Significant factors contributing to the 2004 increase of $1.1 million, or 44% include (i) approximately $170,000 increase in employee compensation related to new hires, planned wage increases for existing employees, and additional non-cash compensation expense related to vesting of options granted in earlier periods and new grants in 2004; (ii) increased development costs approximating $518,000, primarily for consulting services in connection with the PMA submission for the CMI and new development projects; (iii) an approximate increase of $336,000 for patent fees for existing and new registrations and legal and consulting fees associated with patent and other intellectual property services; and (iv) $76,000 for other administrative costs.

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

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE.  Business development, general and administrative expenses approximated $4.2 million for 2005 compared with $3.6 million for 2004 and $3.0 million in 2003, an increase of $683,000, or 19%, for 2005 and $532,000, or 18%, for 2004. The 2005 increase results primarily from development of our European marketing and distribution network and related establishment of ReGen AG to conduct these efforts. Significant contributing factors include (i) $600,000 for legal, consulting and other professional services in connection with establishing and managing ReGen AG operations, marketing planning and management, developing and implementing a third-party reimbursement strategy; and developing and producing new marketing and training materials; (ii) approximately $200,000 higher compensation related to new hires and planned wage increases for existing employees, of which approximately $60,000 is for new hires of ReGen AG; partially (iii) offset by a decrease of $117,000 for non-cash compensation expense related to vesting of options granted in earlier periods and new stock option grants in 2004. The 2004 increase results primarily from (i) $396,000 higher professional fees, principally for legal and accounting services and printing costs, all of which related to the registration statement on Form S-1 filed with the SEC in 2004 and other 2004 public filings and (ii) $136,000 higher non-cash compensation expense related to vesting of options granted in earlier periods and new stock option grants in 2004. We expect that business development, general and administrative costs will continue to increase through 2006. In particular, the Company expects to incur additional costs during 2006 related to (i) professional fees for legal and accounting services in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act: and (ii) consulting fees, new employees, education, promotional activities, and related costs in connection with development of marketing and distribution capabilities for our products both in the U.S. and in Europe.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

Since the date of the original filing of its December 31, 2005 Annual Report on Form 10-K on March 28, 2006, the Company has experienced additional net losses and other cash requirements which have led to a substantial reduction in its cash and cash equivalents and short-term investment balances. As of September 30, 2006 the Company had total cash and cash equivalents and short-term investment balances of $3.7 million. In order to continue to operate its business, the Company anticipates that it will require additional outside funding during the first quarter of 2007. The Company is working to obtain such additional funding but there is no assurance that such funding will be obtained.

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

Cash used in operating activities during the year ended December 31, 2005 approximated $9.7 million, which resulted from the net loss of $11.7 million, adjusted to account for a net increase in accounts receivables, inventory and other assets of approximately $371,000, a net increase in accounts payable, accrued expenses and other liabilities of $1.7 million together with adjustments of $701,000 for non-cash items, including depreciation, stock-based compensation, recognition as expense of the minimum pension liability component of accumulated other comprehensive loss upon termination of the defined benefit pension plan and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

During the year ended December 31, 2005, we invested approximately $4 million in commercial paper and federal agency mortgage-backed securities and $125,000 in property and equipment and repaid $12,000 of our capital lease obligations.

Through December 31, 2005, we have incurred cumulative inception to date net losses of approximately $66.7 million and used approximately $52 million in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive either FDA clearance or approval for our collagen scaffold or CMI products, respectively, and we are able to market these products in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if approved by the FDA, marketing and distribution of our products, as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual obligations as of December 31, 2005:

	Payment due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in thousands)

Contractual Obligations:
Notes payable and long term debt, including accrued interest	$7,374	$—	$7,374	$—	$—
Capital lease commitments, including interest	78	19	34	25	—
Redeemable Series A preferred stock(1)	5,942	—	1,981	3,961	—
Redeemable Series C preferred stock(1)	4,402	—	—	2,935	1,467
Operating lease commitments	226	187	39	—	—

	$18,022	$206	$9,428	$6,921	$1,467

(1)	Amounts are redeemable at the option of not less than a majority of the holders of the respective Series A and Series C Stock, as discussed in Note (14) to our audited consolidated financial statements presented elsewhere.

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

Since the date of completion of our audit of the accompanying consolidated financial statements and initial issuance of our report thereon dated March 22, 2006, the Company, as discussed in Note 2, has experienced net losses and other cash requirements which have led to a substantial reduction in its cash and cash equivalents and short-term investment balances. The Company anticipates that it will require additional outside funding during the first quarter of 2007 in order to continue to operate its business. Note 2 describes management’s plans to address these issues.

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

As discussed in Note 18 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and Series A and Series C redeemable convertible preferred stock, and cash flows for each of the three years in the period ended December 31, 2005 and for the period from December 21, 1989 (inception) to December 31, 2005, have been restated to correct for certain errors in accounting for share based payments.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 22, 2006, except for Note 18 and the first paragraph of Note 2, as to which the date is November 20, 2006

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,
	2005	2004
	Restated(1)	Restated(1)

ASSETS
Current assets:
Cash and cash equivalents	$9,535	$12,190
Short-term investments	3,744	—
Trade receivables, net of allowance for doubtful accounts of $8, as of December 31, 2005	50	7
Receivables from related party	—	37
Inventory	368	76
Prepaid expenses and other current assets	295	236

Total current assets	13,992	12,546
Property and equipment, net	205	55
Investments	251	—
Other assets	95	123

Total assets	$14,543	$12,724

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$984	$378
Accounts payable to related parties	2	8
Accrued expenses	1,466	638
Pension liability	163	163
Other current liabilities	30	7

Total current liabilities	2,645	1,194
Other liabilities	18	19
Long-term portion of capital leases	51	4
Long-term portion of notes payable to related party, including accrued interest of $1,332 and $1,094 as of December 31, 2005 and 2004, respectively	7,374	7,136

Total liabilities	10,088	8,353
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 as of December 31, 2005, and 14,655,628 shares at liquidation preference of $6,567 as of December 31, 2004	5,942	6,567
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 as of December 31, 2005, and 12,943,533 shares at liquidation preference of $5,800 as of December 31, 2004	4,402	5,033
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued 69,173,678 shares at December 31, 2005, and 51,750,001 shares at December 31, 2004; 27,016 shares held in treasury at December 31, 2005 and 2004, respectively	691	517
Accumulated other comprehensive loss	( —)	(58)
Additional paid-in capital	65,487	52,429
Deficit accumulated during development stage	(72,067)	(60,117)

Total stockholders’ (deficit)	(5,889)	(7,229)

Total liabilities and stockholders’ equity (deficit)	$14,543	$12,724

(1)	See Note (18), “Restatement,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

				Period from
				December 21, 1989
				(Inception) to
	Years Ended December 31,			December 31,
	2005	2004	2003	2005
	Restated(1)	Restated(1)	Restated(1)	Restated(1)

Revenue:
Sales	$520	$461	$262	$3,376
Royalties	50	43	31	234
Grant and other revenue	—	—	—	433

Total revenue	570	504	293	4,043

Expenses:
Costs of goods sold	568	381	357	3,915
Research and development	7,566	3,765	2,620	41,897
Business development, general and administrative	4,246	3,563	3,031	25,002
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	58	—	—	58

Total expenses	12,438	7,709	6,008	70,872

Operating loss	(11,868)	(7,205)	(5,715)	(66,829)
Merger cost	—	—	—	(515)
Interest and other income	389	138	23	1,761
Rental income	336	332	381	2,234
Rental expense	(332)	(329)	(403)	(2,092)
Interest and other expense	(256)	(137)	(275)	(3,352)
License fees	—	—	—	2,050

Net loss	$(11,731)	$(7,201)	$(5,989)	$(66,743)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(219)	(762)	(4,343)	(5,324)

Net loss attributable to common stockholders	$(11,950)	$(7,963)	$(10,332)	$(72,067)

Basic and diluted net loss per share attributable to common stockholders	$(0.20)	$(0.19)	$(0.35)	$(3.26)

Weighted average number of shares used for calculation of net loss per share	60,480,225	42,436,183	29,114,265	22,134,070

(1)	See Note (18), “Restatement,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C										Deficit
	Redeemable		Redeemable		Series A — F		Series B						Accumulated	Accumulated	Total
	Convertible		Convertible		Convertible		Convertible				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44	—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 199					—	—			700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—	—	(2,476)		(2,476)

Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1	—	—		1
Net loss					—	—			—	—	—	—	(1,342)		(1,342)

Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828	—	(3,818)		3,012
Net loss					—	—			—	—	—	—	(1,463)		(1,463)

Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828	—	(5,281)		1,549
Net loss					—	—			—	—	—	—	(1,959)		(1,959)

Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828	—	$(7,240)		$(410)

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

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C										Deficit
	Redeemable		Redeemable		Series A — F		Series B						Accumulated	Accumulated	Total
	Convertible		Convertible		Convertible		Convertible				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)

Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)

Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C										Deficit
	Redeemable		Redeemable		Series A - F		Series B						Accumulated	Accumulated	Total
	Convertible		Convertible		Convertible		Convertible				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
											(Restated) (1)		(Restated) (1)

Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)			—
Compensation expense associated with stock options outstanding					—	—			—	—		452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—		2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)

Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	664	—		—	664
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—		—	(4,292)	—	(4,292)
Issuance of Common Stock — warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,989)	—	(5,989)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)

(1)	See Note (18), “Restatement,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2005
(Dollars in thousands, except per share data)

			Series C		Stockholders Equity (Deficit)
	Series A		Redeemable		Series A — F		Series B						Deficit
	Redeemable		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Convertible		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
											Restated(1)		Restated(1)

Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)

Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684

Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)

Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)

Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59

Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80

Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866

Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288

Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168

Net loss and comprehensive loss	—	—	—	—	—	—	—	—					(7,201)		(7,201)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)

Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454

Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)

Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)

Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625

Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850

Issuance of Common Stock — services rendered	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93

Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3

Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207

Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—

Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)

Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)

(1)	See Note (18), “Restatement,” of the Notes to Consolidated Financial Statements.

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period From
				December 21, 1989
	Years Ended December 31,			(Inception) to
	2005	2004	2003	December 31, 2005
	Restated(1)	Restated(1)	Restated(1)	Restated(1)
	(Dollars in thousands)

Operating Activities
Net loss	$(11,731)	$(7,201)	$(5,989)	$(66,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	589	662	626	7,854
Amortization of debt discount for warrant and beneficial conversion feature	—	—	—	1,500
Depreciation and amortization	40	53	93	2,219
Loss on disposal of property and equipment	—	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	58	—	—	58
Exchange loss	14	—	—	14
Changes in operating assets and liabilities:
Other current assets and receivables	(107)	1	(40)	(271)
Inventory	(292)	140	46	(368)
Other assets	28	29	29	(45)
Accounts payable and accrued expenses	1,662	185	586	3,665
Other liabilities	16	19	(22)	54

Net cash used in operating activities	(9,723)	(6,112)	(4,671)	(52,054)

Investing Activities
Purchases of property and equipment	(125)	(19)	(44)	(2,127)
Changes in investments	(3,995)	—	3,473	(1,050)

Net cash (used in) provided by investing activities	(4,120)	(19)	3,429	(3,177)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	—	6
Reduction in payable to stockholder	—	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	9,454	34,221
Proceeds from issuance of common stock and warrants	11,210	10,004	115	21,630
Repayment on capital lease obligations	(12)	(6)	(5)	(135)
Proceeds from notes payable	—	—	—	11,410
Payments on notes payable	—	—	—	(2,323)

Net cash provided by financing activities	11,198	9,998	9,564	64,775

Effect of exchange rate changes on cash	(10)	—	—	(10)

Net (decrease) increase in cash and cash equivalents	(2,655)	3,867	8,322	9,534
Cash and cash equivalents at beginning of period	12,190	8,323	1	1

Cash and cash equivalents at end of period	$9,535	$12,190	$8,323	$9,535

Supplemental disclosure of cash flow information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$—	$300
Equipment purchased pursuant to capital leases	65	9	—	198
Cancellation of stock options associated with deferred stock compensation associated	—	—	—	1,250
Net assets assumed in merger	—	—	—	2,733
Conversion of bridge financing to equity	—	—	—	2,860
Beneficial Conversion of Series C Preferred Stock	—	—	4,292	4,292
Warrants associated with Series C Preferred Stock	—	—	969	969
Warrants associated with Series C Preferred Stock private placement agent fee	—	—	97	97
Conversion of Series A Redeemable Convertible Preferred Stock	625	288	—	913
Warrants exercised, cashless transaction	—	10	—	10
Conversion of Series C Redeemable Convertible Preferred Stock	850	4,168	—	5,018
Issuance of Common Stock for services rendered	93	—	—	93
Cash disclosure:
Cash paid for interest	4	2	2	320

(1)	See Note (18), “Restatement,” of the Notes to Consolidated Financial Statements.

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

Background

Since the date of the original filing of its December 31, 2005 Annual Report on Form 10-K on March 28, 2006, the Company has experienced additional net losses and other cash requirements which have led to a substantial reduction in its cash and cash equivalents and short-term investment balances. As of September 30, 2006 the Company had total cash and cash equivalents and short-term investment balances of $3,731. In order to continue to operate its business, the Company anticipates that it will require additional outside funding during the first quarter of 2007. The Company is working to obtain such additional funding but there is no assurance that such funding will be obtained. Management’s plans to address these issues continue to be consistent with those explained in the section of this Note which follows, entitled, “Risks and Going Concern Considerations.”

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
U.S.
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

At December 31, 2005, less than 1% of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 2% of current liabilities related to unsettled obligations denominated in CHF. For the year ended December 31, 2005, 4% of the Company’s expenses resulted from transactions denominated in CHF. Before 2005 the Company did not have cash and cash equivalent balances held in foreign currency or transactions denominated in foreign currency.

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

				Period from
				December 21, 1989
	Years Ended December 31			to December 31,
	2005	2004	2003	2005
	(Restated)	(Restated)	(Restated)	(Restated)
	(1)	(1)	(1)	(1)
	(In thousands, except per share data)

Net loss attributable to common stockholders, as reported	$(11,950)	$(7,963)	$(10,332)	$(72,067)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	479	637	323	6,898
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(1,068)	(1,200)	(646)	(13,295)

Pro forma net loss attributable to common stockholders	$(12,539)	$(8,526)	$(10,655)	$(78,464)

Loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.20)	$(0.19)	$(0.35)	$(3.26)
Basic and diluted — pro forma	$(0.21)	$(0.20)	$(0.37)	$(3.54)

(1)	See Note (18), “Restatement,” of the Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure for 2005, 2004 and 2003, respectively:

	Years Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
	(1)	(1)	(1)(

Risk-free interest rate	3.75 - 4.80%	3.75 - 4.80%	4.01 - 4.52%
Dividend yield	0%	0%	0%
Expected lives	10 years	10 years	10 years
Expected volatility	77.19 - 105.07%	88.81 - 105.07%	93.27 - 105.07%

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

As permitted by Statement 123, the company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock option grants with exercise prices equal to or greater than the fair value of the underlying stock at the grant date. Accordingly, the adoption of Statement 123(R)’s fair value method will have a

((1) See Note (18), “Restatement,” of the Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

significant impact on our results of operations, although it will have no net impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard using the same methods and assumptions as those used in the pro-forma disclosure required by Statement 123, would have approximated the impact of Statement 123 as disclosed above. Upon adoption of SFAS No 123(R), the Company may select a different valuation method which could have a significant impact on the amount of expense recognized. Statement 123® also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options).

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

Technology License Agreements

In April 1997, the Company entered into an agreement with Dr. J. Richard Steadman, a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the Sharp Shooter. The Company is required to pay a royalty of up to 6% (up to 4.8% to the member of the Board of Directors and up to 1.2% to an assignee of MPC) on net sales of products sold incorporating the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. The Company’s obligation under the agreement to pay royalties ceases ten years after the national launch of the SharpShooter in the U.S. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. The agreement may not be terminated except by mutual agreement of

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

all of the parties. For the years ended December 31, 2005, 2004 and 2003, royalty expense under this agreement approximated $27, $10 and $9, respectively which is reported as cost of goods sold in the accompanying Consolidated Statements of Operations. Royalties expense due under this agreement for 2005 and 2004 approximated $21 and $8, respective, for royalties due to Dr. Steadman and $6 and $2, respectively, for royalties due to MPC’s assignee.

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

Because the Plan is frozen, the Company will not have any future service costs associated with this plan. Future pension expense could result from amortization of actuarial gains and increases in the benefit

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

obligation due to future decreases in the linked profit sharing retirement accounts. At December 31, 2005 and 2004, the balance in the linked profit sharing retirement accounts was approximately $180 and $174, respectively. Decreases in this balance will increase the benefit obligation of the Pension Plan while increases in this balance will decrease the benefit obligation of the Pension Plan.

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

Merger with RBio

Pursuant to the merger with RBio on June 21, 2002, RBio’s outstanding shares of Common Stock, Preferred Stock and options and warrants to acquire RBio’s Common Stock and Preferred Stock were converted into equity instruments of the Company. Each share of RBio’s Common Stock has been converted to 2.7495 shares of the Company’s Common Stock. Each share of RBio’s Series A, Series B, Series C, Series D, Series E and Series F Convertible Preferred Stock has been converted into 2.7495 shares of the Company’s Common Stock. Each share of RBio’s Series G Preferred Stock has been converted to

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

2.7495 shares of the Company’s Series A Convertible Preferred Stock (“Series A Stock”). Upon completion of the merger, holders of RBio’s Common Stock and Preferred Stock controlled approximately 80% of the voting rights of the combined company. As such, RBio was deemed the acquirer for purposes of accounting for the merger.

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

Stock Options (Restated — See Note 18, “Restatement”)

The Company has adopted the disclosure only provisions of SFAS No. 123. Accordingly, if the exercise price of the Company’s employee stock options equals or exceeds the estimated fair value of the underlying stock on the date of grant, no compensation expense is generally recognized.

The Company has an Employee Stock Option Plan (the Plan) that provides up to 9,450,000 options to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. At December 31, 2005, options for 6,255,901 shares were outstanding and options for 3,068,040 shares were available for grant under the Plan. The Company has reserved 9,323,941 shares of common stock for issuance under the Plan. During 2005 the Company granted options to purchase 66,000 shares at an exercise price of $0.93, which was equal to the market price of the Company’s stock on the day of the grant. During 2004 the Company granted options to purchase 341,117 shares at exercise prices ranging between $0.90 and $1.14, of which 324,117 options were granted to employees at below the market price of the Company’s stock on the grant date. Compensation expense of $26 and $11 associated with these below market options is reported in the consolidated results of operations for 2005 and 2004, respectively. During 2003 the Company granted options to purchase 2,788,025 shares at exercise prices ranging between $0.22 and $0.45, of which 2,737,502 were granted to employees and directors at exercise prices below the market price of the Company’s stock on the grant date. Compensation expense of $270, $287 and $215 associated with these below market options is reported in the consolidated results of operations for 2005, 2004 and 2003, respectively.

In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), which was amended and restated effective April 1, 2004. The Director Option Plan is administered by a Committee composed of the Chairman of the Company’s Board of Directors and such other employee members of the Board who may be selected by the Chairman. The timing of grants and exercise price of options granted under the Director Option Plan are at the discretion of the Committee. Vesting requirements and expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control,

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. Aggregate grants under the Director Option Plan are limited to 2,500,000 shares subject to adjustment for stock splits and similar events. As of December 31, 2005, options for 1,622,480 shares were outstanding and 872,520 were available for grant. The Company has reserved 2,495,000 shares of common stock for issuance under the Director Option Plan. During 2005 no options were granted under this plan. During 2004 the Company granted options to purchase 109,980 shares at an exercise price of $0.16 and options to purchase 450,000 shares at an exercise price of $1.09. All options issued during 2004 were below the market price of the Company’s stock on the day of the grant. For 2005 and 2004 the consolidated results of operations included $18 and $147, respectively, for compensation expense associated with the below market options. During 2003, the Company granted options to purchase 1,250,000 shares at an exercise price of $0.45, all of which were granted with exercise prices below the market price of the stock on the day of the grant. Compensation expense of $141, $164 and $52 associated with the below market options is reported in the consolidated results of operations for 2005, 2004 and 2003, respectively. The options vest over four years.

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

In accordance with the merger between the Company and RBio, the Company assumed all outstanding options of RBio, such that immediately after the merger, options for the stock of RBio became options for the

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

stock of the Company. As of December 31, 2002, options assumed from RBio included options for 8,193,463 shares of the Company’s common stock, at an average exercise price of $0.38 and exercise prices ranging from $0.13 to $0.53. All options assumed from RBio were fully vested upon the effective date of the merger, June 21, 2002. Total deferred stock compensation of $2,848 associated with these options was recorded as compensation expense on the date of the merger.

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

A summary of activity under the Company’s stock option plans is as follows:

	Options Outstanding
			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share

Balance at December 31, 2002	12,021,540	$0.08 – $13.00	$0.63
Options canceled	(494,910)	$0.16 – $ 0.53	$0.37
Options granted	4,038,025	$0.22 – $ 0.45	$0.41

Balance at December 31, 2003	15,564,655	$0.08 – $13.00	$0.60
Options granted	901,097	$0.16 – $ 1.14	$0.91
Options canceled	(37,566)	$0.19 – $ 0.92	$0.45
Options exercised	(261,109)	$0.08 – $ 0.53	$0.30
Options expired	(182,189)	$0.16 – $ 4.29	$1.71

Balance at December 31, 2004	15,984,888	$0.08 – $13.00	$0.61
Options granted	66,000	$ 0.93	$0.93
Options canceled	(232,615)	$0.22 – $ 0.45	$0.35
Options exercised	(20,000)	$ 0.17	$0.17
Options expired	(612,529)	$0.16 – $ 8.18	$0.41

Balance at December 31, 2005	15,185,744	$0.08 – $13.00	$0.62

During 2005, the Company granted 66,000 stock options with a per share weighted average fair value of $0.76 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. During 2004, the Company granted 901,097 stock options with a per share weighted average fair value of $1.16 estimated in a similar manner. During 2003, the Company granted 4,038,025 stock options with a per share weighted average fair value of $0.84 estimated in a similar manner.

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

(15)  INCOME TAXES

The Company has differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

	Years Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Restated(1)
	(In thousands)

Current	$—	$—	$—
Deferred	(4,795)	(2,890)	(2,990)
Valuation allowance	4,795	2,890	2,990

	$—	$—	$—

(1)	See Note (18), “Restatement”.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

	Years Ended December 31,
	2005	2004	2003
	Restated(1)	Restated(1)	Restated(1)
	(In thousands)

Tax at statutory rate	$(4,114)	$(2,520)	$(2,089)
State taxes	(635)	(388)	(649)
Permanent items	(72)	8	7
Other	26	10	(259)
Increase in valuation allowance	4,795	2,890	2,990

	$—	$—	$—

(1)	See Note (18), “Restatement”.

The Company’s inception to date provision for income taxes was zero and includes similar items, on a cumulative basis, as the three-year amounts shown in the table above.

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2005	2004
	Restated(1)	Restated(1)
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$23,112	$18,512
Accrued expenses	176	135
Deferred compensation	2,455	2,261
Property, plant and equipment	357	370
Intangible assets	23	23
R&D credit carryforward	410	410

	26,533	21,711
Valuation allowances	(26,533)	(21,711)

	$—	$—

(1)	See Note (18), “Restatement”.

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

	Fiscal Year 2005				Fiscal Year 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	Restated(2)	Restated(2)	Restated(2)	Restated(2)	Restated(2)	Restated(2)	Restated(2)	Restated(2)
				(Dollars in thousands, except per share data)

Revenue	$155	$191	$103	$121	$107	$159	$202	$36

Expenses:
Cost of goods sold	242	119	72	135	62	125	172	22
Research and development(1)	930	1,342	1,982	3,312	812	946	888	1,119
Business development, general and administrative(1)	997	1,078	1,040	1,131	1,040	911	776	836
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	58	—	—	—	—	—	—	—

Total expenses	2,227	2,539	3,094	4,578	1,914	1,982	1,836	1,977

Operating Loss	(2,072)	(2,348)	(2,991)	(4,457)	(1,807)	(1,823)	(1,634)	(1,941)
Interest and other income	57	54	131	147	9	30	46	53
Rental income	78	85	89	84	79	83	87	83
Rental expense	(77)	(84)	(88)	(83)	(78)	(83)	(86)	(82)
Interest and other expense	(53)	(59)	(66)	(78)	(29)	(31)	(35)	(42)

Net loss	(2,067)	(2,352)	(2,925)	(4,387)	(1,826)	(1,824)	(1,622)	(1,929)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(126)	(39)	(27)	(27)	(52)	(444)	(84)	(182)

Net loss attributable to common stockholders	$(2,193)	$(2,391)	$(2,952)	$(4,414)	$(1,878)	$(2,268)	$(1,706)	$(2,111)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.04)	$(0.06)	$(0.06)	$(0.06)	$(0.04)	$(0.04)

Weighted average number of shares used for calculation of net loss per share	53,237,955	53,411,887	65,941,488	69,103,727	29,322,330	41,003,054	48,498,899	50,762,331

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

(1)	Reflects the following reclassifications of stock-based compensation expense, previously reported separately in the consolidated statements of operations for the first quarter ended March 31, 2005 and the year ended December 31, 2004 as follows:

	Fiscal Year 2005	Fiscal Year 2004
	Q1	Q1	Q2	Q3	Q4
	(In thousands)

Research and Development	$9	$10	$9	$9	$10
Business development, general and administrative	56	109	29	33	33

Total stock-based compensation expense — reclassified	$65	$119	$38	$42	$43

(2)	See Note (18), “Restatement”.

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

(18)	RESTATEMENT (Dated as of November 20, 2006)

Beginning in August 2006, the Company’s management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. The review was conducted with the assistance of outside legal counsel. The Company has concluded that there were errors in the measurement dates of certain grants for accounting purposes, and has determined that the accounting for these grants needs to be adjusted. On November 16, 2006, following the Company’s announcement of the voluntary review of its historical stock option granting and accounting practices, the Company received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of its executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. We cannot predict what consequences the SEC inquiry and restatement of the Company’s consolidated financial statements for the periods discussed below will have on the Company.

Based upon the results of its review, the Company has determined that for certain grants made between July 2002 and March 2006, the measurement dates used by the Company were incorrect. The Company identified a

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

total of approximately 8.2 million options, granted in eight groups of awards, (7.6 million options granted in seven groups of awards through December 2005) for which the individual grant documents were dated as of a different date than the date on which the terms and recipients of the respective awards were determined with finality. The Company had treated the date of the individual grant documentation as the accounting measurement date for determining stock-based compensation expense for each grant. However, the Company has determined that the proper accounting measurement date for these grants should be the date on which the option terms and recipients were determined with finality. In certain circumstances, the Company selected grant dates that corresponded to the lowest price of the Company’s common stock in a one to four month prior period.

As a result of the errors in grant measurement dates, the Company should have recognized approximately $1,022 cumulative additional non-cash stock-based compensation expense for the years ended 2003 through 2005. While the impact of the additional non-cash stock-based compensation expense in any individual year is not considered material, the cumulative impact of such expense is material. Accordingly, the consolidated financial statements in this Form 10-K/A for the years ended December 31, 2005, 2004, and 2003, and the period from December 21, 1989 (inception) to December 31, 2005, have been restated to include the additional non-cash compensation expense as presented in the following table. Because the Company recorded a full valuation allowance against all deferred tax assets for all years presented, there is no income tax effect of the additional stock-based compensation expense recorded.

Additional Expense
(In thousands)

2003	$259
2004	420
2005	343

Total costs for all years	$1,022

As a result of the restatement adjustments noted above, the Company has restated the applicable information included in Notes (3), (14), (15) and (17) herein.

The Company has not determined the personal tax consequences, if any, to the Company’s employees arising from these grants, nor has the Company determined if, or how, it will compensate its employee for any negative tax consequences.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The following tables summarize the consolidated statements of operations and balance sheets for the periods indicated, giving effect to the restatement adjustments described above. Quarterly information presented is unaudited.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

							Period from
							December 21, 1989
	Year Ended		Year Ended		Year Ended		(Inception) to
	December 31, 2005		December 31, 2004		December 31, 2003		December 31, 2005
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Research and development	$7,495	$7,566	$3,694	$3,765	$2,573	$2,620	$41,708	$41,897
Business development, general and administrative	3,974	4,246	3,214	3,563	2,819	3,031	24,169	25,002
Total expenses	12,095	12,438	7,289	7,709	5,749	6,008	69,850	70,872
Operating loss	(11,525)	(11,868)	(6,785)	(7,205)	(5,456)	(5,715)	(65,807)	(66,829)
Net loss	(11,388)	(11,731)	(6,781)	(7,201)	(5,730)	(5,989)	(65,721)	(66,743)
Net loss attributable to common stockholders	(11,607)	(11,950)	(7,543)	(7,963)	(10,073)	(10,332)	(71,045)	(72,067)
Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.20)	$(0.18)	$(0.19)	$(0.35)	$(0.35)	$(3.21)	$(3.26)

CONSOLIDATED BALANCE SHEET DATA

The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $1,022 offset by a corresponding increase in deficit accumulated during development stage, which results in no net change to stockholders’ equity.

	December 31, 2005		December 31, 2004		December 31, 2003
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands)

Additional paid-in capital	$64,465	$65,487	$51,750	$52,429	$37,249	$37,508
Deficit accumulated during development stage	$(71,045)	$(72,067)	$(59,438)	$(60,117)	$(51,895)	$(52,154)

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

QUARTERLY CONSOLIDATED STATEMENT OF OPERATIONS DATA (UNAUDITED)

The following tables summarize the unaudited quarterly consolidated statements of operations data for the periods indicated, giving effect to the restatement adjustments described above:

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Research and development	$3,294	$3,312	$1,964	$1,982	$1,324	$1,342	$913	$930
Business development, general and administrative	1,063	1,131	973	1,040	1,011	1,078	927	997
Total expenses	4,492	4,578	3,009	3,094	2,454	2,539	2,140	2,227
Operating loss	(4,371)	(4,457)	(2,906)	(2,991)	(2,263)	(2,348)	(1,985)	(2,072)
Total net loss	(4,301)	(4,387)	(2,840)	(2,925)	(2,267)	(2,352)	(1,980)	(2,067)
Net loss attributable to common stockholders	(4,328)	(4,414)	(2,867)	(2,952)	(2,306)	(2,391)	(2,106)	(2,193)
Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.06)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.04)

	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	December 31, 2004		September 30, 2004		June 30, 2004		March 31, 2004
	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share data)

Research and development	$1,101	$1,119	$870	$888	$928	$946	$795	$812
Business development, general and administrative	759	836	703	776	839	911	913	1,040
Total expenses	1,882	1,977	1,745	1,836	1,892	1,982	1,770	1,914
Operating loss	(1,846)	(1,941)	(1,543)	(1,634)	(1,733)	(1,823)	(1,663)	(1,807)
Total net loss	(1,834)	(1,929)	(1,531)	(1,622)	(1,734)	(1,824)	(1,682)	(1,826)
Net loss attributable to common stockholders	(2,016)	(2,111)	(1,615)	(1,706)	(2,178)	(2,268)	(1,734)	(1,878)
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.03)	$(0.04)	$(0.05)	$(0.06)	$(0.06)	$(0.06)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Amended Annual Report on Form 10-K/A, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Amended Annual Report on Form 10-K/A, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Amended Annual Report on Form 10-K/A are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Item includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Beginning in August 2006, the Company’s management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. Based upon the results of its review, the Company determined that for certain stock option grants made between July 2002 and March 2006, the measurement dates used by the Company were incorrect, resulting in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006, to reflect cumulative additional non-cash stock-based compensation expense of approximately $1.2 million.

In connection with the restatement, we evaluated our disclosure controls and procedures. We concluded that our failure to correctly account for stock option grant activity with respect to the recognition of non-cash stock-based compensation expense constituted a material weakness in our internal control over financial reporting.

In the Company’s initial Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 28, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective. Based on the controls evaluation subsequent to the initial Form 10-K filing and as a result of the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have revised their earlier assessment and concluded that, as of December 31, 2005, our disclosure controls and procedures were not effective. The Board of Directors of the Company has been considering, and expects to adopt prior to year-end 2006, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. Until such procedures are adopted, the Company does not plan to issue additional stock option awards.

Changes in Internal Control over Financial Reporting.  There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. As discussed above, the Board of Directors of the Company has been considering, and expects to adopt prior to year-end 2006, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates.

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

(a)(1) Financial Statements

See Item 8 of Part II of this Annual Report on Form 10-K/A.

(a)(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable.

(a)(3) Exhibits

The following Exhibits are filed herewith and made a part hereof:

Number		Description

2.1		Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)
2.2		Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3		Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4		Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5		Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1		Amended and Restated Certificate of Incorporation (as amended)(22)
3.2		Amended and Restated By-Laws(4)
4.1		Specimen Common Stock Certificate(6)
4.2		Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)
4	.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)
4	.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)
4.5		Registration Rights Agreement between the Company and the Investors listed therein(7)
4.6		Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)
4.7		Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)
4.8		Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)
4.9		Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)
4	.10*	Form of Employee Incentive Stock Option Agreement(22)
4	.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)
4.12		Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(17)
4	.13*	Form of Incentive Stock Option Agreement(18)
4	.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)
4.15		Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(21)
4.16		Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(21)
4	.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)
4	.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)
4	.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)
4.20		Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)
10	.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(11)

Number		Description

10.2		Form of Indemnification Agreement(4)
10	.3*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(15)
10.4		License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(15)
10.5		Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(15)
10.6		Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(15)
10	.7*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)
10.8		Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(15)
10	.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(15)
10.10		Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(17)
10.11		Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(19)
10.12		Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(20)
10.13		Distributor Agreement by and between ReGen Biologics, Inc. and XMedica effective as of October 24, 2005(24)
21.1		Subsidiaries of the Registrant(25)
23.1		Consent of Ernst & Young LLP(25)
31.1		Section 302 Certification from Gerald E. Bisbee, Jr., dated November 20, 2006(25)
31.2		Section 302 Certification from Brion Umidi, dated November 20, 2006(25)
32.1		Section 906 Certification from Gerald E. Bisbee, Jr., dated November 20, 2006(25)
32.2		Section 906 Certification from Brion Umidi, dated November 20, 2006(25)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2006.

REGEN BIOLOGICS, INC.

By:	/s/ Gerald E. Bisbee, Jr., Ph.D.
Gerald E. Bisbee, Jr., Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 20, 2006 by the following persons on behalf of the Registrant in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Gerald E. Bisbee, Jr., Ph.D and Brion D. Umidi as his attorney-in-fact and agent, with full power of substitution and re-substitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

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