Form 10-Q/A
period 2006-03-31
REGEN BIOLOGICS INC
filed 2006-11-20
CIK 883697

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

Description of Amendment No. 1 to Form 10-Q for the three month period ended March 31, 2006
The undersigned registrant hereby amends its quarterly report on Form 10-Q the (“original filing”) to reflect the restatement of its previously issued unaudited condensed consolidated financial statements to record additional non-cash stock-based compensation expense resulting from stock options granted during the periods beginning July 2002 through March 2006 that were incorrectly accounted for under accounting principles generally accepted in the United States (“GAAP”). The Company’s decision to restate its financial statements was based on information obtained from a voluntary review of the Company’s stock option accounting, which was initiated and conducted by the Company’s management and reviewed by the Audit Committee of the Company’s Board of Directors, with the assistance of outside legal counsel. The Company has concluded that there were errors in the measurement dates of certain grants for accounting purposes, and has determined that the accounting for these grants needs to be adjusted.
The effects of the restatement are reflected in the unaudited condensed consolidated financial statements and notes thereto included in this amended Quarterly Report on Form 10-Q/A. The restatement has no impact on cash flows provided by continuing operating activities. Refer to Note (6), Restatement, in the Notes to the unaudited Condensed Consolidated Financial Statements for additional information. This amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety, as amended by, and to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement, and no other information in the Original Filing is amended hereby as a result of the restatement:
Part I – Item 1—Condensed Consolidate Financial Statements (unaudited), including amendments to the following notes:
•	Note (1), Summary of Significant Accounting Policies— Added updated discussion of liquidity in Risks and Going Concern Considerations section

•	Note (1), Summary of Significant Accounting Policies—Revised the pro-forma disclosures of net loss and earnings per share for the three month period ended March 31, 2005 required by SFAS No. 123 as amended by SFAS No. 148

•	Note (1), Summary of Significant Accounting Policies—Revised the disclosures about stock based compensation

•	Added Note (6) to disclose the restatement
Part I – Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I – Item 4— Controls and Procedures
Part II – Item 1A—Risk Factors - Added risk factors regarding:
•	An informal SEC inquiry about the Company’s historical stock option granting and accounting practices;

•	The potential individual tax consequences to recipients of stock option awards;

•	The impact of the restatement on our disclosure controls and procedures; and
Part II – Item 6—Exhibits

REGEN BIOLOGICS, INC.
INDEX

Page No.
PART I — Financial Information	4

Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets at March 31, 2006 (restated) (unaudited) and December 31, 2005 (restated)	4

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 (restated) (unaudited) and 2005 (restated) (unaudited), and the Period from December 21, 1989 (inception) to March 31, 2006 (restated) (unaudited)	5

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to March 31, 2006 (restated) (unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 (restated) (unaudited) and 2005 (restated) (unaudited) and the Period from December 21, 1989 (inception) to March 31, 2006 (restated) (unaudited)	11

Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30

PART II — Other Information	31

Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults upon Senior Securities	31
Item 4. Submission of Matters to a Vote of Security Holders	31
Item 5. Other Information	31
Item 6. Exhibits	32
Signatures	35
Certification

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(unaudited)
	(Restated)	(Restated)
	(1)	(1)
ASSETS
Current assets
Cash and cash equivalents	$7,388	$9,535
Short-term investments	1,798	3,744
Trade receivables, net of allowance for doubtful accounts of $5 and $8, as of March 31, 2006 and December 31, 2005, respectively	72	50
Inventory	377	368
Prepaid expenses and other current assets	354	295

Total current assets	9,989	13,992
Property and equipment, net	272	205
Investments	253	251
Other assets	88	95

Total assets	$10,602	$14,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,172	$984
Accounts payable to related party	3	2
Accrued expenses	843	1,466
Pension liability	163	163
Other current liabilities	14	30

Total current liabilities	2,195	2,645
Other liabilities	16	18
Long-term portion of capital leases	47	51
Long-term portion of notes payable to related party, including accrued interest of $1,412 and $1,332 as of March 31, 2006 and December 31, 2005, respectively	7,454	7,374

Total liabilities	9,712	10,088
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 as of March 31, 2006 and December 31, 2005	5,942	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 as of March 31, 2006 and December 31, 2005	4,429	4,402
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued 69,673,373 shares at March 31, 2006, and 69,173,678 shares at December 31, 2005	696	691
Additional paid-in capital	65,899	65,487
Deficit accumulated during development stage	(76,076)	(72,067)

Total stockholders’ deficit	(9,481)	(5,889)

Total liabilities and stockholders’ deficit	$10,602	$14,543

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

			Period from
			December 21, 1989
	Three Months Ended March 31,		(Inception) to
	2006	2005	March 31, 2006
	(Restated)	(Restated)	(Restated)
	(1)	(1)	(1)
Revenue:
Sales	$157	$138	$3,533
Royalties	11	17	245
Grant and other revenue	—	—	433

Total revenue	168	155	4,211

Expenses:
Costs of goods sold	146	242	4,061
Research and development	2,917	930	44,814
Business development, general and administrative	1,123	997	26,125
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	58

Total expenses	4,186	2,227	75,058

Operating loss	(4,018)	(2,072)	(70,847)
Merger cost	—	—	(515)
Interest and other income	119	57	1,880
Rental income	79	78	2,313
Rent expense	(78)	(77)	(2,170)
Interest and other expense	(84)	(53)	(3,436)
License fees	—	—	2,050

Net loss	(3,982)	(2,067)	(70,725)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(27)	(126)	(5,351)

Net loss attributable to common stockholders	$(4,009)	$(2,193)	$(76,076)

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.04)	$(3.33)

Weighted average number of shares used for calculation of net loss per share	69,286,465	53,237,955	22,848,289

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net
assets contributed by founders in May 1990									1,400,000	1	44				45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—	—	(2,476)		(2,476)

Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1	—	—		1

Net loss					—	—			—	—	—	—	(1,342)		(1,342)

Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828	—	(3,818)		3,012

Net loss					—	—			—	—	—	—	(1,463)		(1,463)

Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828	—	(5,281)		1,549

Net loss					—	—			—	—	—	—	(1,959)		(1,959)

Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828	—	$(7,240)		$(410)
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
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—		452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—		2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)

Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	664	—	—	—	664
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—		—	(4,292)	—	(4,292)
Issuance of Common Stock — warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,989)	—	(5,989)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
											(Restated)		(Restated)		(Restated)
											(1)		(1)		(1)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168

Net loss and comprehensive loss	—	—	—	—	—	—	—	—					(7,201)		(7,201)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock — work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)

Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	413	—	—	—	413
Accretion of Series C Stock issuance cost	—	—	—	27	—	—	—	—	—	—	—	—	(27)	—	(27)
Issuance of Common Stock — work completed	—	—	—	—	—	—	—	—		—	4	—	—	—	4
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	90,218	1	(1)	—	—	—	—
Issuance of Common Stock — conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—

Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,982)	—	(3,982)

Balance at March 31, 2006 (unaudited)	13,260,025	$5,942	11,046,637	$4,429	—	$—	—	$—	69,612,847	$696	$65,899	$—	$(76,076)	$—	$(9,481)

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

			Period from
			December 21, 1989
	Three Months Ended March 31,		(Inception) to
	2006	2005	March 31, 2006
	(Restated)	(Restated)	(Restated)
	(1)	(1)	(1)
Operating Activities
Net loss	$(3,982)	$(2,067)	$(70,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	302	152	8,156
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	13	8	2,232
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	58
Exchange loss	3	4	17
Changes in operating assets and liabilities:
Other current assets and receivables	34	(72)	(237)
Inventory	(9)	(9)	(377)
Other assets	7	7	(38)
Accounts payable and accrued expenses	(354)	(48)	3,311
Other liabilities	(19)	1	35

Net cash used in operating activities	(4,005)	(1,966)	(56,059)

Investing Activities
Purchases of property and equipment	(80)	(11)	(2,207)
Changes in investments	1,944	—	894

Net cash provided by (used in ) investing activities	1,864	(11)	(1,313)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock and warrants	—	—	21,630
Repayment of capital lease obligations	(3)	(3)	(138)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash (used in) provided by financing activities	(3)	(3)	64,772

Effect of exchange rate changes on cash	(3)	(4)	(13)

Net (decrease) increase in cash and cash equivalents	(2,147)	(1,984)	7,387
Cash and cash equivalents at beginning of period	9,535	12,190	1

Cash and cash equivalents at end of period	$7,388	$10,206	$7,388

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	61	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series
A Preferred Stock	—	—	913
Warrants exercised, net share settled	4	1	14
Conversion of Series C Preferred Stock	—	750	5,018
Issuance of Common Stock for services rendered	—	—	93
Non-employee options exercised, net-share settled	1	—	1
Cash disclosure:
Cash paid for interest	1	2	321

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
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
     For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
Risks and Going Concern Considerations
     Since the date of the original filing of its March 31, 2006 Quarterly Report on Form 10-Q on May 11, 2006, the Company has experienced additional net losses and other cash requirements which have led to a substantial reduction in its cash and cash equivalents and short-term investment balances. As of September 30, 2006 the Company had total cash and cash equivalents and short-term investment balances of $3,731. In order to continue to operate its business, the Company anticipates that it will require additional outside funding during the first quarter of 2007. The Company is working to obtain such additional funding but there is no assurance that such funding will be obtained. Management’s plans to address these issues continue to be consistent with those explained in the remainder of this section entitled, “Risks and Going Concern Considerations.”
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

Stock-Based Compensation (Restated—See Note (6), “Restatement”)
     On January 1, 2006, ReGen adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method. See Adoption of New Accounting Pronouncements above for a further discussion. The following disclosures are also provided pursuant to the requirements of Statement No. 123R.
     At March 31, 2006, the Company has the following stock-based compensation plans as described below. Total compensation expense related to these plans was $298 and $126 for the three months ended March 31, 2006 and 2005, respectively, of which $7 and $30, respectively, related to options awarded to non-employees.
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

Three Months
Ended
March 31, 2005
(Restated)
(1)
(In thousands,
except per share
data )
Net loss attributable to common stockholders, as reported	$(2,193)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	122
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(270)

Pro forma net loss attributable to common stockholders	$(2,341)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.04)
Basic and diluted — pro forma	$(0.04)
Shares	53,238

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
     The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Three Months
ended
March 31, 2005
(Restated)
(1)
Risk-free interest rate	3.75 — 4.80%
Dividend yield	0%
Expected lives	10 years
Expected volatility	91.63 — 105.07%

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.

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
     Amortization of employee compensation costs recognized for the three months ended March 31, 2006 and 2005, for grants awarded under the Company’s option plans approximated $292 and $122, respectively. As a result of adopting Statement No. 123R, net loss and net loss attributable to common stockholders were each greater by $175 for the three months ended March 31, 2006, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share attributable to common stockholders was immaterial.
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
     During the three months ended March 31, 2006, the Company granted options to an officer and its directors to purchase an aggregate of 600,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.75. Also during the three months ended March 31, 2006, the Company granted options to a non-employee consultant to purchase 150,000 shares of the Company’s common stock, with a per share fair value of $0.72 at the measurement date. No options were granted during the three months ended March 31, 2005. The fair value of option awards granted in the first quarter of 2006 was estimated using the Black Sholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three Months Ended
	March 31, 2006
	Employee & Director
	(Restated)
	(1)	Non-Employee

Weighted average fair value of grants	$0.75	$0.72
Risk free interest rate	4.75%	4.79%
Dividend yield	0%	0%
Expected lives	7 years	7 years
Expected volatility	74.82%	74.30%

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
Employee Stock Option Plan
     The Company has an Employee Stock Option Plan (the Plan) that provides up to 9,450,000 options to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. During the first quarter of 2006 the Company granted an officer options under the Plan to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.84, which was less than the market price of the Company’s stock on the day of the grant. In addition, during the first quarter of 2006, the Company granted a consultant options to purchase 150,000 shares of the Company’s common stock at an exercise price of $0.84 per share. The options granted in 2006 vest over four years, are subject to forfeiture until vested, and have a contractual term of 10 years. No options were granted under the Plan during the first quarter of 2005. At March 31, 2006, options for 6,505,901 shares were outstanding and options for 2,818,040 shares were available for grant under the Plan. The Company has reserved 9,323,941 shares of common stock for issuance under the Plan.
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

Vesting requirements and expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. Aggregate grants under the Director Option Plan are limited to 2,500,000 shares subject to adjustment for stock splits and similar events. During the first quarter of 2006 the Company granted options under the Director Option Plan to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.84, which was less than the market price of the Company’s stock on the day of the grant. The options granted in 2006 vest over four years, are subject to forfeiture until vested, and have a contractual term of 10 years. No options were granted under the Director Option Plan during the first quarter of 2005. At March 31, 2006, options for 2,122,480 shares were outstanding and options for 372,520 shares were available for grant under the Director Option Plan. The Company has reserved 2,495,000 shares of common stock for issuance under the Director Option Plan.
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
     Option activity under the foregoing option plans and non-plan grants as of March 31, 2006, and changes during the three months ended March 31, 2006 were as follows:

	Options Outstanding
			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share
Balance at December 31, 2005	15,185,744	$0.08 – $13.00	$0.64
Options granted	750,000	$0.84	$0.84
Options exercised, forfeited, expired	(123,728)	$0.26	$0.26

Balance at March 31, 2006	15,812,016	$0.08 – $13.00	$0.64

Vested and expected to vest at March 31, 2006	15,812,016	$0.08 – $13.00	$0.64

     The following table summarizes information about options at March 31, 2006:

Options Outstanding				Options Exercisable
		Weighted	Aggregate Intrinsic			Weighted	Aggregate Intrinsic
	Weighted	Average	Value		Weighted	Average	Value
	Average	Remaining	(in thousands)		Average	Remaining	(in thousands)
	Exercise	Contractual	(Restated)		Exercise	Contractual	(Restated)
Total Shares	Price	Life in Years	(1)	Total Shares	Price	Life in Years	(1)
15,812,016	$0.64	5.59	$8,461	12,782,454	$0.65	5.01	$7,228

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
     Non-vested stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Non-vested
		Weighted-Average
		Grant Date Fair
	Number of Shares	Value (Restated) (1)
Balance at December 31, 2005	2,691,524	$0.74
Granted	750,000	$0.75
Vested	(411,962)	$0.72

Balance at March 31, 2006	3,029,562	$0.76

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
     As of March 31, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated, $2,004 and $127, respectively, which is expected to be recognized over weighted average periods of 2.2 and 3.6 years, respectively.
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
(6) RESTATEMENT (Dated as of November 20, 2006)
     Beginning in August 2006, the Company’s management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. The review was conducted with the assistance of outside legal counsel. The Company has concluded that there were errors in the measurement dates of certain grants for accounting purposes, and has determined that the accounting for these grants needs to be adjusted. On November 16, 2006, following the Company’s announcement of the voluntary review of its historical stock option granting and accounting practices, the Company received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of its executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. The Company cannot predict what consequences the SEC inquiry and restatement of its consolidated financial statements for the periods discussed below will have on the Company.
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
     As a result of the errors in grant measurement dates, the Company should have recognized approximately $1,110 cumulative additional non-cash stock-based compensation expense for the years ended 2003 through 2005, and the first quarter of 2006. While the impact of the additional non-cash stock-based compensation expense in any individual year is not considered material, the cumulative impact of such expense is material. Accordingly, the Company restated its audited consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 in its Amended Annual Report on Form 10-K/A for the year ended December 31, 2005, and its unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2005, and the period from December 21, 1989 (inception) to March 31, 2006 in this Amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006 to include the additional non-cash compensation expense. Because the Company recorded a full valuation allowance against all deferred tax assets for all periods presented there is no income tax effect of the additional stock-based compensation expense recorded.
     The Company has not determined the personal tax consequences, if any, to the Company’s employees arising from these grants, nor has the Company determined if, or how, it will compensate its employees for any negative tax consequences.
     The following tables summarize the condensed consolidated statements of operations and the condensed consolidated balance sheets for the periods indicated, giving effect to the restatement adjustments described above. All interim information presented is unaudited.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA

					Period from
					December 21, 1989
	Three months		Three months		(Inception) to
	Ended March 31, 2006		Ended March 31, 2005		March 31, 2006
	(in thousands)
	Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated
Research and development	$2,900	$2,917	$913	$930	$44,608	$44,814

Business development, general and administrative	1,052	1,123	927	997	25,221	26,125
Total expenses	4,098	4,186	2,140	2,227	73,948	75,058
Operating loss	(3,930)	(4,018)	(1,985)	(2,072)	(69,737)	(70,847)
Net loss	(3,894)	(3,982)	(1,980)	(2,067)	(69,615)	(70,725)

Net loss attributable to common stockholders	(3,921)	(4,009)	(2,106)	(2,193)	(74,966)	(76,076)

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.06)	$(0.04)	$(0.04)	$(3.28)	$(3.33)
CONDENSED CONSOLIDATED BALANCE SHEET DATA
     The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheets at March 31, 2006 and December 31, 2005 was an increase in additional paid-in capital of $1,110 and $1,022, respectively, each offset by corresponding increases in deficit accumulated during development stage, which results in no net change to stockholders’ equity.

	March 31, 2006		December 31, 2005
	Previously Reported	Restated	Previously Reported	Restated
	(In thousands)		(In thousands)
Additional paid-in capital	$64,789	$65,899	$64,465	$65,487
Deficit accumulated during development stage	$(74,966)	$(76,076)	$(71,045)	$(72,067)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q/A and the more detailed information contained in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2005. This section of the Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q/A.
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

      Although both the collagen scaffold and CMI share the same material foundation, the collagen scaffold, if cleared by the FDA, has a different intended use than the CMI. The collagen scaffold is a resorbable collagen-based surgical mesh intended for use in general surgical procedures for the reinforcement and repair of soft tissue, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The collagen scaffold provides a resorbable scaffold that is replaced by the patient’s own tissue. The CMI is intended to facilitate growth of new tissue to replace removed or missing meniscus tissue in the human knee and to provide certain clinical benefits.
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
RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2006 approximated $2,917, compared with $930, for the same period in 2005. Significant factors contributing to the $1,987 (214%) increase for the comparative three month periods include: (i) $1,756 increase for consulting, legal, and other professional fees related to our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, and development projects related to ongoing refinement of our collagen scaffold manufacturing processes; (ii) $74 increased salaries and benefits related to (a) adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R ($30) and (b) planned wage increases ($44); (iii) $78 increase in travel primarily related to training and other activities associated with the lateral CMI study in the European Union; and (iv) $79 increase due to the lower allocation of production costs to inventory and cost of goods sold.

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
BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three months ended March 31, 2006 approximated $1,123, compared with approximately $997 for the same period in 2005. Significant factors contributing to the $126 (13%) increase for the comparative three month periods include: (i) $161 increase in stock-based compensation expense for employee and director options due to adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R; (ii) $63 increase in salary and benefits related to new hires and planned wage increases; (iii) $27 increase for travel related to European marketing and promotion efforts; partially offset by (iv) $94 decrease in professional fees, primarily for legal, accounting, and printing charges related to non-recurring services in the first quarter of 2005 and lower negotiated charges in 2006; (v) $15 decrease in stock-based fees to consultants; and (vi) $16 decrease in expenses related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act. We expect to incur additional costs during 2006 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; (ii) compensation costs related to adoption of the fair value measurement requirements of Statement No. 123R; and (iii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities both in Europe and other markets.
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

Liquidity and Capital Resources
Cash and cash equivalents
     Since the date of the original filing of its March 31, 2006 Quarterly Report on Form 10-Q on May 11, 2006, the Company has experienced additional net losses and other cash requirements which have led to a substantial reduction in its cash and cash equivalents and short-term investment balances. As of September 30, 2006 the Company had total cash and cash equivalents and short-term investment balances of $3,731. In order to continue to operate its business, the Company anticipates that it will require additional outside funding during the first quarter of 2007. The Company is working to obtain such additional funding but there is no assurance that such funding will be obtained. Management’s plans to address these issues continue to be consistent with those explained in the remainder of this section on liquidity and capital resources.
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

     Cash used in operating activities during the three months ended March 31, 2006 approximated $4,005, which resulted from the net loss of $3,982, adjusted to account for a net decrease in accounts receivable, inventory and other assets of approximately $32, a net decrease in accounts payable, accrued expenses and other liabilities of $373, together with adjustments of $318 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.4 million of operating expenses incurred in the first quarter of 2006, represents costs associated with the our undertaking to audit, analyze, and tabulate the CMI multicenter clinical trial (“MCT”) data. This data project is scheduled to be substantially completed during the second quarter of 2006. Costs associated with the project began to decline during the latter part of the first quarter of 2006 and we expect this trend to continue into the second quarter. We believe our investment in the clinical data represents a substantial asset to the Company. The MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.
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
     Through March 31, 2006, we have incurred cumulative inception to date net losses of approximately $70,725 and used approximately $56,059 in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive either FDA clearance or approval for our collagen scaffold or CMI products, respectively, and we are able to market these products in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if cleared by the FDA, marketing and distribution of our collagen scaffold family of products in the U.S., as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For information regarding ReGen’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s amended Annual Report on Form 10-K for the year ended December 31, 2005. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposure since December 31, 2005.
Item 4. Controls and Procedures
     We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Amended Quarterly Report on Form 10-Q/A, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Amended Quarterly Report on Form 10-Q/A, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 31.1 and 31.2 to this Amended Quarterly Report on Form 10-Q/A are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Item includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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
     In the Company’s initial Quarterly Report on Form 10-Q for the first quarter 2006 filed with the SEC on May 11, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures were effective. Based on the controls evaluation subsequent to the initial Form 10-Q filing and as a result of the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have revised their earlier assessment and concluded that, as of March 31, 2006, our disclosure controls and procedures were not effective. The Board of Directors of the Company has been considering, and expects to adopt prior to year-end 2006, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. Until such procedures are adopted, the Company does not plan to issue additional stock option awards.
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
Beginning in August 2006, the management of ReGen Biologics, Inc. (the “Company”) voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. As a result of this review, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21,1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006, to include additional non-cash stock-based compensation expense. After we announced our internal review, the SEC commenced an informal inquiry regarding the Company’s stock option practices. In addition, we may become the subject of government or private litigation relating to our historical stock option granting and accounting practices. There are no assurances that the SEC inquiry will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, the SEC inquiry and any shareholder litigation may require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC inquiry or any shareholder litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. An SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future, which could lead to our inability to continue to meet NASDAQ listing requirements and comply with contractual commitments to do so, and impair our ability to grant employee equity incentives. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any new investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.
As a result of our internal review of our historical stock option granting and accounting practices and related restatement of our financial statements, there may be negative tax consequences to our employees which could subject us to litigation or which may result in additional cash or non-cash compensation expense to reimburse employees for all or a portion of such loss.
From an individual Company employees’s personal standpoint, there may be negative tax consequences arising from these grants, such as loss of incentive stock option status or potential penalties under Internal Revenue Code section 409A. At this time, the potential personal tax consequences to our employees arising from these grants are not yet determinable. In addition, the Company has not yet determined if, or how, it will compensate its employees for any negative tax consequences. Such determination could subject us to litigation or result in additional cash or non-cash compensation expense that could adversely affect our business, results of operations, financial position and cash flows.
Our failure to have effective disclosure controls and procedures could hinder our ability to provide accurate financial and other information in our filings with the Securities and Exchange Commission, which could subject us to SEC investigation and private litigation, and could have an adverse effect on our business, results of operations or financial condition.
The Board of Directors is considering, and expects to adopt prior to the end of our fiscal year, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. You should note that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and there can be no assurance that we will be able to maintain effective disclosure controls and procedures sufficient to ensure accurate disclosure of all information that we are required to disclose in our reports filed with the SEC. Any modifications, enhancements or supplements to our disclosure controls could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase over the ensuing year. Further, our stock price and reputation may be adversely affected by the current, or any future, determination that our disclosure controls and procedures and/or internal controls over financial reporting were not effective.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits.
     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation (as amended)(22)

3.2	Amended and Restated By-Laws(4)

4.1	Specimen Common Stock Certificate(6)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(7)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)

4.8	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)

4.9	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(21)

Number	Description
4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)

4.21	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (28)

4.22	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (7)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(4)

10.3*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(15)

10.4	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(15)

10.5	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(15)

10.7*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

10.8	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between ReGen Biologics, Inc. and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(26)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated November 20, 2006(29)

31.2	Section 302 Certification from Brion Umidi, dated November 20, 2006(29)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated November 20, 2006(29)

32.2	Section 906 Certification from Brion Umidi, November 20, 2006(29)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/ A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on July 22, 2005 (File No. 333-126835).

(26)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2005 (File No. 000-20805).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(29)	Included with this filing.

[9]
*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 20, 2006.

REGEN BIOLOGICS, INC.
By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer