Form 10-Q/A
period 2006-06-30
REGEN BIOLOGICS INC
filed 2006-11-20
CIK 883697

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

Description of Amendment No. 1 to Form 10-Q for the three and six month periods ended June 30, 2006
The undersigned registrant hereby amends its Quarterly Report on Form 10-Q the (“original filing”) to reflect the restatement of its previously issued unaudited condensed consolidated financial statements to record additional non-cash stock-based compensation expense resulting from stock options granted during the periods beginning July 2002 through March 2006 that were incorrectly accounted for under accounting principles generally accepted in the United States (“GAAP”). The Company’s decision to restate its financial statements was based on information obtained from a voluntary review of the Company’s stock option accounting, which was initiated and conducted by the Company’s management and reviewed by the Audit Committee of the Company’s Board of Directors, with the assistance of outside legal counsel. The Company has concluded that there were errors in the measurement dates for certain grants for accounting purposes, and has determined that the accounting for these grants needs to be adjusted.
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
Part I – Item 1—Condensed Consolidate Financial Statements (unaudited), including amendments to the following notes:
•	Note (1), Summary of Significant Accounting Policies— Added updated discussion of liquidity in Risks and Going Concern Considerations section

•	Note (1), Summary of Significant Accounting Policies—Revised the pro-forma disclosures of net loss and earnings per share for the three and six months periods ended June 30, 2005 required by SFAS No. 123 as amended by SFAS No. 148

•	Note (1), Summary of Significant Accounting Policies—Revised the disclosures about stock based compensation

•	Added Note (6) to disclose the restatement
Part I – Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I – Item 4—Controls and Procedures
Part II – Item 1A—Risk Factors — added risk factors regarding:
•	An informal SEC inquiry about the Company’s historical stock option granting and accounting practices;

•	The potential individual tax consequences to recipients of stock option awards;

•	The impact of the restatement on our disclosure controls and procedures; and
Part II – Item 6—Exhibits

REGEN BIOLOGICS, INC.
INDEX

Page No.
PART I — Financial Information	4
Item 1. Financial Statements	4
Condensed Consolidated Balance Sheets at June 30, 2006 (restated) (unaudited) and December 31, 2005 (restated)	4
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2006 (restated) (unaudited) and 2005 (restated) (unaudited), the Six Months Ended June 30, 2006 (restated) (unaudited) and 2005 (restated) (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2006 (restated) (unaudited)	5
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to June 30, 2006 (restated) (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 (restated) (unaudited) and 2005 (restated) (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2006 (restated) (unaudited)	11
Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	31
Item 4. Controls and Procedures	31
PART II — Other Information	33
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults upon Senior Securities	35
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	39
Certification

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2006	December 31, 2005
	(unaudited)
	(restated)	(restated)
	(1)	(1)
ASSETS
Current assets
Cash and cash equivalents	$2,561	$9,535
Short-term investments	3,241	3,744
Trade receivables, net of allowance for doubtful accounts of $4 and $8, as of June 30, 2006 and December 31, 2005, respectively	52	50
Inventory	333	368
Prepaid expenses and other current assets	289	295

Total current assets	6,476	13,992
Property and equipment, net	303	205
Investments	—	251
Other assets	134	95

Total assets	$6,913	$14,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$392	$984
Accounts payable to related party	3	2
Accrued expenses	494	1,466
Pension liability	163	163
Other current liabilities	30	30

Total current liabilities	1,082	2,645
Other liabilities	42	18
Long-term portion of capital leases	43	51
Long-term portion of notes payable to related party, including accrued interest of $1,498 and $1,332 at June 30, 2006 and December 31, 2005, respectively	7,540	7,374

Total liabilities	8,707	10,088
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 at June 30, 2006 and December 31, 2005	5,942	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 at June 30, 2006 and December 31, 2005	4,456	4,402
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued 69,893,333 shares at June 30, 2006, and 69,173,678 shares at December 31, 2005	699	691
Additional paid-in capital	66,259	65,487
Deficit accumulated during development stage	(79,150)	(72,067)

Total stockholders’ deficit	(12,192)	(5,889)

Total liabilities and stockholders’ deficit	$6,913	$14,543

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

					Period from
					December 21, 1989
	Three Months Ended June 30		Six Months Ended June 30,		(Inception) to
	2006	2005	2006	2005	June 30, 2006
	(restated)	(restated)	(restated)	(restated)	(restated)
	(1)	(1)	(1)	(1)	(1)
Revenue:
Sales	$102	$177	$259	$315	$3,635
Royalties	13	14	24	31	258
Grant and other revenue	—	—	—	—	433

Total revenue	115	191	283	346	4,326

Expenses:
Costs of goods sold	94	119	240	361	4,155
Research and development	1,643	1,342	4,560	2,272	46,457
Business development, general and administrative	1,414	1,078	2,537	2,075	27,539
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	58	58

Total expenses	3,151	2,539	7,337	4,766	78,209

Operating loss	(3,036)	(2,348)	(7,054)	(4,420)	(73,883)

Merger cost	—	—	—	—	(515)
Interest and other income	86	54	205	111	1,966
Rental income	85	85	164	163	2,398
Rent expense	(70)	(84)	(148)	(161)	(2,240)
Interest and other expense	(112)	(59)	(196)	(112)	(3,548)
License fees	—	—	—	—	2,050

Net loss	(3,047)	(2,352)	(7,029)	(4,419)	(73,772)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(27)	(39)	(54)	(165)	(5,378)

Net loss attributable to common stockholders	$(3,074)	$(2,391)	$(7,083)	$(4,584)	$(79,150)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.10)	$(0.09)	$(3.36)

Weighted average number of shares used for calculation of net loss per share	69,698,052	53,411,887	69,493,395	53,321,120	23,554,957

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
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
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)

Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non—employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)

Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B							Deficit
	Convertible		Convertible		Convertible		Convertible							Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred					Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock			Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Compensation	Stage	Loss	(Deficit)
												Restated (1)		Restated (1)		Restated (1)
Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1		$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock					—	—			301,930	1		104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—		6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—		370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—		—	452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—		—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—		657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—		843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—		—	2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—		(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3		(122) —	—			—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—		—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)		1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78		(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89		2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—			—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—		—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—		—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—		—	—	—	—	(10,009)

Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291		31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—		664	—	—	—	664
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—		97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—		969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—		4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—		—	—	(4,292)	—	(4,292)
Issuance of Common Stock — warrants exercised	—	—	—	—	—	—	—	—	230,000	2		113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—		—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—		—	—	(5,989)	—	(5,989)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293		$37,508	$—	$(52,154)	$(58)	$(14,411)

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
											Restated(1)		Restated(1)		Restated(1)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,201)	—	(7,201)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock—based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock— work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)

Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
Stock—based compensation expense	—	—	—	—	—	—	—	—	—	—	654	—	—	—	654
Accretion of Series C Stock issuance cost	—	—	—	54	—	—	—	—	—	—	—	—	(54)	—	(54)
Issuance of Common Stock— work completed	—	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Issuance of Common Stock—options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock—conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,029)	—	(7,029)

Balance at June 30, 2006 (unaudited)	13,260,025	$5,942	11,046,637	$4,456	—	$—	—	$—	69,832,807	$699	$66,259	$—	$(79,150)	$—	$(12,192)

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

			Period from
			December 21, 1989
	Six Months Ended June 30,		(Inception) to
	2006	2005	June 30, 2006
	Restated (1)	Restated (1)	Restated (1)
Operating Activities
Net loss	$(7,029)	$(4,419)	$(73,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	609	299	8,463
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	28	17	2,247
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	58
Exchange loss	27	7	41
Changes in operating assets and liabilities:
Other current assets and receivables	58	(156)	(213)
Inventory	35	(2)	(333)
Other assets	(39)	13	(84)
Accounts payable and accrued expenses	(1,397)	198	2,268
Other liabilities	23	—	77

Net cash used in operating activities	(7,685)	(3,985)	(59,739)

Investing Activities
Purchases of property and equipment	(126)	(15)	(2,253)
Changes in investments	754	—	(296)

Net cash provided by (used in ) investing activities	628	(15)	(2,549)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock and warrants	117	—	21,747
Repayment of capital lease obligations	(7)	(4)	(142)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	110	(4)	64,885

Effect of exchange rate changes on cash	(27)	(9)	(37)

Net (decrease) increase in cash and cash equivalents	(6,974)	(4,013)	2,560
Cash and cash equivalents at beginning of period	9,535	12,190	1

Cash and cash equivalents at end of period	$2,561	$8,177	$2,561

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	63	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series A Preferred Stock	—	10	913
Warrants exercised, net share settled	4	—	14
Conversion of Series C Preferred Stock	—	850	5,018
Issuance of Common Stock for services rendered	—	—	93
Non-employee options exercised, net-share settled	1	—	1
Cash disclosure:
Cash paid for interest	2	2	322

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
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
Risks and Going Concern Considerations
     Since the date of the original filing of its June 30, 2006 Quarterly Report on Form 10-Q on August 10, 2006, the Company has experienced additional net losses and other cash requirements which have led to a substantial reduction in its cash and cash equivalents and short-term investment balances. As of September 30, 2006 the Company had total cash and cash equivalents and short-term investment balances of $3,731. In order to continue to operate its business, the Company anticipates that it will require additional outside funding during the first quarter of 2007. The Company is working to obtain such additional funding but there is no assurance that such funding will be obtained. Management’s plans to address these issues continue to be consistent with those explained in the remainder of this section entitled, “Risks and Going Concern Considerations.”
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
     At June 30, 2006, the Company has the following stock-based compensation plans as described below. Total compensation expense related to these plans was $302 and $600 for the three and six months ended June 30, 2006, respectively, of which $7 and $14, respectively, related to options awarded to non-employees, and $122 and $249 for the three and six months ended June 30, 2005, respectively, of which $4 and $9, respectively, related to options awarded to non-employees.
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

	Three months	Six months ended
	ended June 30, 2005	June 30, 2005
	Restated (1)	Restated (1)
	(Dollars in thousands, except per share data)
Net loss attributable to common stockholders, as reported	$(2,391)	$(4,584)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	119	240
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(264)	(534)

Pro forma net loss attributable to common stockholders	$(2,536)	$(4,878)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.04)	$(0.09)
Basic and diluted — pro forma	$(0.05)	$(0.09)
Shares	53,411,887	53,321,120

(1)	See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.

     The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Three and Six Months
ended
June 30, 2005
(Restated) (1)
Risk-free interest rate	3.75 — 4.80%
Dividend yield	0%
Expected lives	10 years
Expected volatility	82.71 — 105.07%

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
     Amortization of employee compensation costs recognized for the three and six months ended June 30, 2006, for grants awarded under the Company’s option plans approximated $295 and $586, respectively, and for the same periods in 2005, $118 and $240, respectively. As a result of adopting Statement No. 123R, net loss and net loss attributable to common stockholders were each greater by $177 and $352 for the three and six month periods ended June 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share attributable to common stockholders was immaterial.
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

	Three Months Ended				Six Months Ended
	June 30, 2006		June 30, 2005		June 30, 2006		June 30, 2005
	Employee &	Non-	Employee &	Non-	Employee &	Non-	Employee &	Non-
	Director	Employee	Director	Employee	Director	Employee	Director	Employee
					(Restated) (1)
Weighted average fair value of grants	N/A	N/A	$0.77	N/A	$0.75	$0.72	$0.77	N/A
Risk free interest rate	N/A	N/A	4.21%	N/A	4.75%	4.79%	4.21%	N/A
Dividend yield	N/A	N/A	0%	N/A	0%	0%	0%	N/A
Expected lives	N/A	N/A	10 years	N/A	7 years	7 years	10 years	N/A
Expected volatility	N/A	N/A	82.71%	N/A	74.82%	74.30%	82.71%	N/A

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
     Option activity under the foregoing option plans and non-plan grants as of June 30, 2006, and changes during the six months ended June 30, 2006 were as follows:

	Options Outstanding
			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share
Balance at December 31, 2005	15,185,744	$0.08—$13.00	$0.64
Options granted	750,000	$0.84	$0.84
Options exercised, forfeited, expired	(343,688)	$0.26— $0.53	$0.43

Balance at June 30, 2006	15,592,056	$0.08—$13.00	$0.64

Vested and expected to vest at June 30, 2006	15,592,056	$0.08—$13.00	$0.64
     The following table summarizes information about options at June 30, 2006:

Options Outstanding				Options Exercisable
		Weighted				Weighted
	Weighted	Average	Aggregate		Weighted	Average	Aggregate
	Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Exercise	Contractual	Value		Exercise	Contractual	Value
Total Shares	Price	Life in Years	(in thousands)	Total Shares	Price	Life in Years	(in thousands)
15,592,056	$0.64	5.41	$4,443	12,985,163	$0.65	4.89	$3,934
     Nonvested stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Non-vested
		Weighted-Average
		Grant Date Fair
	Number of Shares	Value
Balance at December 31, 2005	2,691,524	$0.74
Granted	750,000	$0.75
Vested	(834,631)	$0.71

Balance at June 30, 2006	2,606,893	$0.75

     As of June 30, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated $1,709 and $71, respectively, which is expected to be recognized over weighted average periods of 2.1 and 3.4 years, respectively.
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
     At June 30, 2006 and 2005, 10% and less than 1%, respectively, of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 8% and less than 2%, respectively, of current liabilities related to unsettled obligations denominated in CHF and euros. For the three and six month periods ended June 30, 2006, 10% and 6%, respectively, of the Company’s expenses resulted from transactions denominated in CHF and euros. For each of the same periods in 2005, 3% of the Company’s expenses resulted from transactions denominated in CHF and euros.

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
     As a result of the errors in grant measurement dates, the Company should have recognized approximately $1,199 cumulative additional non-cash stock-based compensation expense for the years ended 2003 through 2005, and the first two quarters of 2006. While the impact of the additional non-cash stock-based compensation expense in any individual year is not considered material, the cumulative impact of such expense is material. Accordingly, the Company restated its audited consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 in its Annual Report on Form 10-K/A for the year ended December 31, 2005, its unaudited condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 in its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2006, and its unaudited condensed consolidated financial statements in this Form 10-Q/A for the three and six month periods ended June 30, 2006 and 2005, and the period from December 21, 1989 (inception) to June 30, 2006, to include the additional non-cash compensation expense. Because the Company recorded a full valuation allowance against all deferred tax assets for all periods presented there is no income tax effect of the additional stock-based compensation expense recorded.
     The Company has not determined the personal tax consequences, if any, to the Company’s employees arising from these grants, nor has the Company determined if, or how, it will compensate its employees for any negative tax consequences.
     The following tables summarize the unaudited condensed consolidated statements of operations and the condensed consolidated balance sheets for the periods indicated, giving effect to the restatement adjustments described above. All interim information presented is unaudited.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA

									Period from
									December 21, 1989
	Three months		Six months		Three months		Six months		(Inception) to
	Ended June 30, 2006		Ended June 30, 2006		Ended June 30, 2005		Ended June 30, 2005		June 30, 2006
	Previously		Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Research and development	$1,626	$1,643	$4,526	$4,560	$1,324	$1,342	$2,237	$2,272	$46,234	$46,457
Business development, general and administrative	1,342	1,414	2,394	2,537	1,011	1,078	1,938	2,075	26,563	27,539
Total expenses	3,062	3,151	7,160	7,337	2,454	2,539	4,594	4,766	77,010	78,209
Operating loss	(2,947)	(3,036)	(6,877)	(7,054)	(2,263)	(2,348)	(4,348)	(4,420)	(72,684)	(73,883)
Net loss	(2,958)	(3,047)	(6,852)	(7,029)	(2,267)	(2,352)	(4,247)	(4,419)	(72,573)	(73,772)
Net loss attributable to common stockholders	(2,985)	(3,074)	(6,906)	(7,083)	(2,306)	(2,391)	(4,412)	(4,584)	(77,951)	(79,150)
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.10)	$(0.10)	$(0.04)	$(0.04)	$(0.08)	$(0.09)	$(3.31)	$(3.36)
CONDENSED CONSOLIDATED BALANCE SHEET DATA
     The cumulative effect of the restatement adjustments on the Company’s consolidated balance sheets at June 30, 2006 and December 31, 2005 was an increase in additional paid-in capital of $1,199 and $1,022, respectively, each offset by corresponding increases in deficit accumulated during development stage, which results in no net change to stockholders’ equity.

	June 30, 2005		December 31, 2005
	Previously Reported	Restated	Previously Reported	Restated
	(In thousands)
Additional paid-in capital	$65,060	$66,259	$64,465	$65,487
Deficit accumulated during development stage	$(77,951)	$(79,150)	$(71,045)	$(72,067)
     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share data)
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q/A and the more detailed information contained in our Annual Report on Form 10-K/A for the year ended December 31, 2005. This section of the Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q/A.
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
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, when we value work in process inventory we use estimates to determine, among other factors, the number of units that will be successfully converted to finished goods. This and other estimates we make are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgments to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, foreign exchange, litigation, legislation and regulation. These and other risks and uncertainties are discussed in the section entitled “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. All of these could significantly and adversely affect our business, prospects, financial condition or results of operations.
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
RESEARCH AND DEVELOPMENT. Research and development expenses for the three and six month periods ended June 30, 2006 approximated $1,643 and $4,560, respectively, compared with $1,342 and $2,272, respectively, for the same periods in 2005. Significant factors contributing to the $301 (22%) increase for the comparative three month periods include: (i) $159 increase for consulting, legal, and other professional fees related to our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, and development projects related to ongoing refinement of our collagen scaffold manufacturing processes (ii) $117 increase for costs related to training and other activities associated with our lateral CMI study in Europe; and (iii) $41 increased compensation expense related to (a) adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R and (b) planned wage increases, offset by $16 decrease of office and other administrative costs. Significant factors contributing to the $2,288 (101%) increase for the comparative six month periods include: (i) $2,050 increase for consulting, legal, and other professional fees related to our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, and development projects related to ongoing refinement of our collagen scaffold manufacturing processes; (ii) $113 increased compensation expense related to (a) adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R and (b) planned wage increases and new hires; (iii) $180 increase for cost related to training and other activities associated with our lateral CMI study in Europe; offset by (iv) $55 net reduction of production and research costs related to product development.
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

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and six month periods ended June 30, 2006 approximated $1,414 and $2,537, respectively, compared with approximately $1,078 and $2,075, respectively, for the same periods in 2005. Significant factors contributing to the $336 (31%) increase for the comparative three month periods include: (i) $170 increase in stock-based compensation expense for employee and director options due to adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R; (ii) $79 increase in salary and benefits related to newly hired marketing personnel and planned wage increases; (iii) $65 increase for travel related to business development activities and European marketing and promotion efforts; (iv) $43 increase in marketing advertising and trade show expense; partially offset by (v) $21 net decrease in professional fees, primarily for legal and printing charges related to non-recurring services in the first half of 2005 and lower negotiated charges for 2006 services. Significant factors contributing to the $462 (22%) increase for the comparative six month periods include: (i) $327 increase in stock-based compensation expense for employee and director options due to adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R; (ii) $142 increase in salary and benefits related to newly hired marketing personnel and planned wage increases; (iii) $92 increase for travel related to business development activities and European marketing and promotion efforts; (iv) $57 increase in marketing advertising and trade show expense; offset by (v) $140 net decrease in professional fees, primarily for legal, consulting, and printing charges related to non-recurring services in 2005 and lower negotiated charges for 2006 services; and (vi) $16 decrease in insurance premiums, primarily for directors and officers liability coverage. We expect to incur additional costs during 2006 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; (ii) compensation costs related to adoption of the fair value measurement requirements of Statement No. 123R; and (iii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities both in Europe and other markets.
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
Liquidity and Capital Resources
     Since the date of the original filing of its June 30, 2006 Quarterly Report on Form 10-Q on August 10, 2006, the Company has experienced additional net losses and other cash requirements which have led to a substantial reduction in its cash and cash equivalents and short-term investment balances. As of September 30, 2006 the Company had total cash and cash equivalents and short-term investment balances of $3,731. In order to continue to operate its business, the Company anticipates that it will require additional outside funding during the first quarter of 2007. The Company is working to obtain such additional funding but there is no assurance that such funding will be obtained. Management’s plans to address these issues continue to be consistent with those explained in the remainder of this section on liquidity and capital resources.
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
     Through June 30, 2006, we have incurred cumulative inception to date net losses of approximately $73,772 and used approximately $59,739 in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive either FDA clearance or approval for our collagen scaffold or CMI products, respectively, and we are able to effectively market these products in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if cleared by the FDA, marketing and distribution of our collagen scaffold family of products in the U.S., as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both.
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

     Cash used in operating activities during the six months ended June 30, 2006 approximated $7,685, which resulted from the net loss of $7,029, adjusted to account for a net decrease in accounts receivable, inventory and other assets of approximately $54, a net decrease in accounts payable, accrued expenses and other liabilities of $1,374, together with adjustments of $664 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.6 million of operating expenses incurred in 2006 represents costs associated with our undertaking to audit, analyze, and tabulate the CMI multicenter clinical trial (“MCT”) data. A substantial portion of the project was completed during the second quarter of 2006 but we continue to analyze and compile the result of the clinical study. Costs associated with the project began to decline during the latter part of the first quarter of 2006 and continued to decline in the second quarter. We believe our investment in the clinical data represents a substantial asset to the Company. The MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For information regarding ReGen’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposure since December 31, 2005.
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
     In the Company’s initial Quarterly Report on Form 10-Q for the second quarter 2006 filed with the SEC on August 10, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective. Based on the controls evaluation subsequent to the initial Form 10-Q filing and as a result of the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have revised their earlier assessment and concluded that, as of June 30, 2006, our disclosure controls and procedures were not effective. The Board of Directors of the Company has been considering, and expects to adopt prior to year-end 2006, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. Until such procedures are adopted, the Company does not plan to issue additional stock option awards.
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
As a result of our internal review of our historical stock option granting and accounting practices and related restatement of our financial statements, we have become subject to an informal SEC inquiry, which may not be resolved favorably and will require significant management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cashflows.
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
     From an individual Company employee’s personal standpoint, there may be negative tax consequences arising from these grants, such as loss of incentive stock option status or potential penalties under Internal Revenue Code section 409A. At this time, the potential personal tax consequences to our employees arising from these grants are not yet determinable. In addition, we have not yet determined if, and how, it will compensate its employees for any negative tax consequences. Such determination could subject us to litigation or result in additional cash or non-cash compensation expense that could adversely affect our business, results of operations, financial position and cash flows.
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
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits.
     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation (as amended)(22)

3.2	Amended and Restated By-Laws(4)

4.1	Specimen Common Stock Certificate(6)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(7)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)

4.8	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)

4.9	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(21)

4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)

4.21	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (28)

Number	Description
4.22	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (7)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(4)

10.3*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(15)

10.4	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(15)

10.5	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(15)

10.7*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

10.8	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between ReGen Biologics, Inc. and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(26)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated November 20, 2006(30)

31.2	Section 302 Certification from Brion Umidi, dated November 20, 2006(30)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated November 20, 2006(30)

32.2	Section 906 Certification from Brion Umidi, dated November 20, 2006(30)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on July 22, 2005 (File No. 333-126835).

(26)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2005 (File No. 000-20805).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(29)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-20805).

(30)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 20, 2006.

REGEN BIOLOGICS, INC.
By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer