Form 10-Q
period 2006-09-30
REGEN BIOLOGICS INC
filed 2006-11-20
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock as of November 2, 2006 was 69,832,807.

REGEN BIOLOGICS, INC.
INDEX

Page No.
PART I — Financial Information	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005 (restated)	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 (unaudited) and 2005 (restated) (unaudited), the Nine months Ended September 30, 2006 (unaudited) and 2005 (restated) (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2006 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to September 30, 2006 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2006 (unaudited) and 2005 (restated) (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2006 (unaudited)	10
Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	34
Item 4. Controls and Procedures	34
PART II — Other Information	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits	38
Signatures	41
Certification

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)	Restated (1)
ASSETS
Current assets
Cash and cash equivalents	$1,784	$9,535
Short-term investments	1,947	3,744
Trade receivables, net of allowance for doubtful accounts of $4 and $8, as of September 30, 2006 and December 31, 2005, respectively	77	50
Inventory	200	368
Prepaid expenses and other current assets	246	295

Total current assets	4,254	13,992
Property and equipment, net	325	205
Investments	—	251
Other assets	142	95

Total assets	$4,721	$14,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$367	$984
Accounts payable to related party	2	2
Accrued expenses	611	1,466
Pension liability	191	163
Other current liabilities	63	30

Total current liabilities	1,234	2,645
Other liabilities	49	18
Long-term portion of capital leases	40	51
Long-term portion of notes payable to related party, including accrued interest of $1,593 and $1,332 at September 30, 2006 and December 31, 2005, respectively	7,636	7,374

Total liabilities	8,959	10,088
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 at September 30, 2006 and December 31, 2005	5,942	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 at September 30, 2006 and December 31, 2005	4,483	4,402
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued 69,893,333 shares at September 30, 2006, and 69,173,678 shares at December 31, 2005	699	691
Additional paid-in capital	66,512	65,487
Deficit accumulated during development stage	(81,874)	(72,067)

Total stockholders’ deficit	(14,663)	(5,889)

Total liabilities and stockholders’ deficit	$4,721	$14,543

(1) See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

					Period from
					December 21, 1989
	Three Months Ended September 30,		Nine Months Ended September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006
		Restated (1)		Restated (1)
Revenue:
Sales	$135	$94	$394	$409	$3,770
Royalties	10	9	34	40	268
Grant and other revenue	—	—	—	—	433

Total revenue	145	103	428	449	4,471

Expenses:
Costs of goods sold	122	72	362	433	4,277
Research and development	1,148	1,982	5,708	4,254	47,605
Business development, general and administrative	1,526	1,040	4,063	3,115	29,065
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	58	58

Total expenses	2,973	3,094	10,133	7,860	81,005
Operating loss	(2,651)	(2,991)	(9,705)	(7,411)	(76,534)
Merger cost	—	—	—	—	(515)
Interest and other income	56	131	261	242	2,022
Rental income	85	89	249	252	2,483
Rent expense	(90)	(88)	(238)	(249)	(2,330)
Interest and other expense	(97)	(66)	(293)	(178)	(3,645)
License fees	—	—	—	—	2,050

Net loss	(2,697)	(2,925)	(9,726)	(7,344)	(76,469)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(27)	(27)	(81)	(192)	(5,405)

Net loss attributable to common stockholders	$(2,724)	$(2,952)	$(9,807)	$(7,536)	$(81,874)

Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.04)	$(0.14)	$(0.13)	$(3.38)

Weighted average number of shares used for calculation of net loss per share	69,832,807	65,941,488	69,608,380	57,574,137	24,250,068

(1) See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to September 30, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44	—	$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—	—	(2,476)		(2,476)

Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1	—	—		1
Net loss					—	—			—	—	—	—	(1,342)		(1,342)

Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828	—	(3,818)		3,012
Net loss					—	—			—	—	—	—	(1,463)		(1,463)

Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828	—	(5,281)		1,549
Net loss					—	—			—	—	—	—	(1,959)		(1,959)

Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828	—	$(7,240)		$(410)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2006 (unaudited)
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
Period from December 21, 1989 (inception) to September 30, 2006 (unaudited)
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
Period from December 21, 1989 (inception) to September 30, 2006 (unaudited)
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
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2006 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A — F		Series B						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
											Restated (1)		Restated (1)		Restated (1)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,201)	—	(7,201)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock—based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock— work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)

Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	904	—	—	—	904
Accretion of Series C Stock issuance cost	—	—	—	81	—	—	—	—	—	—	—	—	(81)	—	(81)
Issuance of Common Stock— work completed	—	—	—	—	—	—	—	—	—	—	12	—	—	—	12
Issuance of Common Stock—options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock—conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,726)	—	(9,726)

Balance at September 30, 2006 (unaudited)	13,260,025	$5,942	11,046,637	$4,483	—	$—	—	$—	69,832,807	$699	$66,512	$—	$(81,874)	$—	$(14,663)

(1) See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

			Period from
			December 21, 1989
	Nine Months Ended September 30,		(Inception) to
	2006	2005	September 30, 2006
		Restated (1)
Operating Activities
Net loss	$(9,726)	$(7,344)	$(76,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	904	443	8,758
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	47	29	2,266
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	58
Exchange loss	27	12	41
Changes in operating assets and liabilities:
Other current assets and receivables	35	(34)	(236)
Inventory	168	(230)	(200)
Other assets	(47)	21	(92)
Accounts payable and accrued expenses	(1,210)	462	2,455
Other liabilities	91	—	145

Net cash used in operating activities	(9,711)	(6,583)	(61,765)

Investing Activities
Purchases of property and equipment	(168)	(99)	(2,295)
Changes in investments	2,048	(2,470)	998

Net cash provided by (used in ) investing activities	1,880	(2,569)	(1,297)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	34,221
Proceeds from issuance of common stock and warrants	117	11,210	21,747
Repayment of capital lease obligations	(10)	(8)	(145)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by financing activities	107	11,202	64,882

Effect of exchange rate changes on cash	(27)	(10)	(37)

Net (decrease) increase in cash and cash equivalents	(7,751)	2,040	1,783
Cash and cash equivalents at beginning of period	9,535	12,190	1

Cash and cash equivalents at end of period	$1,784	$14,230	$1,784

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	63	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Conversion of Series A Preferred Stock	—	625	913
Warrants exercised, net share settled	4	—	14
Conversion of Series C Preferred Stock	—	850	5,018
Issuance of Common Stock for services rendered	—	50	93
Non-employee options exercised, net-share settled	1	—	1
Cash disclosure:
Cash paid for interest	4	2	324

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
     ReGen currently operates an orthopedic products company that develops manufactures and markets innovative tissue growth and repair products for U.S. and global markets. As discussed below, neither the collagen scaffold device nor the CMI product is available for sale in the U.S. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.
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
     The U.S. Food and Drug Administration (FDA) provided the Company with a letter indicating the FDA’s initial determination as to the filing status of the Company’s 510(k) Premarket Notification for its collagen scaffold device. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. In the letter, the FDA indicated that the device is not substantially equivalent (NSE) to existing class II devices already in receipt of FDA clearance. The Company appealed the FDA’s NSE decision, and the FDA subsequently provided a letter upholding the NSE decision, and providing that the Company may submit a new 510(k) for clearance of its collagen scaffold device with modified indications for use in the meniscus, supported by clinical data from the U.S. multicenter trial.

     Over the last several years, including recently in 2005, the FDA has cleared for marketing via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the collagen scaffold and are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared as class II devices. The Company intends to work diligently to complete pre-filing discussions with FDA staff and file the revised 510(k) submission suggested by the FDA, and, if unsuccessful, to pursue all alternatives available to it which would result in a class II designation, whether or not in lieu of substantial equivalence. If these efforts are unsuccessful, we expect to pursue completion of the a modular pre-market approval application, or PMA. There can be no assurance as to the outcome of our overall efforts to obtain the FDA’s clearance or approval for the sale of the collagen scaffold or the CMI in the U.S.
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
     The Company anticipates that additional equity capital will be required during the first quarter of 2007 to support ongoing operations, including continuation of its marketing and distribution activities in Europe; to further develop the Company’s collagen scaffold technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of the collagen scaffold or the CMI in the U.S. The Company is working to obtain such additional funding. Although the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.
Adoption of New Accounting Pronouncements
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (Statement No. 123R), using the modified-prospective transition method and therefore has not restated results for prior periods. Under this transition method, compensation cost recognized during the quarter ended September 30, 2006 includes: (a) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value and related service period estimates in accordance with the original provisions of Statement No. 123 and (b) compensation cost for all share-based awards granted subsequent to January 1, 2006, based on the grant-date fair value and related service periods estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs over the requisite service period, which generally is the vesting term of four years. For grant awards with graded vesting, the Company recognizes the estimated expense on an accelerated basis. Prior to the adoption of Statement No. 123R the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of Statement No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of Statement No. 123R. See the section entitled Stock-Based Compensation below for additional information.

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
Accounting Pronouncements Issued But Not Yet Adopted
     In September 2006 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The guidance in Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effects if any, adoption of the provisions of Statement 157 will have on its consolidated financial statements.
     In September 2006 the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FASB Statement No. 87, Employers’ Accounting for Pensions, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Statement No. 158 requires an employer that sponsors one or more single employer defined benefit plans to recognize the overfunded or underfunded status of the plan(s) as an asset or liability in the statement of financial position and to recognized changes in the funded status in the year in which the changes occur through comprehensive income. Statement No. 158 requires an employer to measure the funded status of the plan(s) as of the date of the employer’s year-end statement of financial position, with limited exceptions. The requirements of Statement No. 158 will apply to the Company as of December 31, 2006. The Company does not expect adoption of the requirements of Statement No. 158 to have a significant effect on its consolidated financial statements.
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
Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account and a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $993 and $1,270 in a money market account and $451 and $175 in a sweep account as of September 30, 2006 and December 31, 2005, respectively. The Company also held cash equivalents in commercial paper of $0 and $3,750 at September 30, 2006 and December 31, 2005, respectively, and in federal agency mortgage-backed securities of $0 and $4,194 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, respectively, the Company held cash approximating $15 and $39 in a foreign account denominated in Swiss francs (CHF).

     All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At September 30, 2006 and December 31, 2005, the Company had invested $1,822 and $2,751, respectively, in federal agency mortgage-backed securities and $125 and $1,244, respectively, in commercial paper. The Company did not have any material realized or unrealized gains or losses at September 30, 2006 or December 31, 2005.
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
     Inventory consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Raw material	$26	$24
Work in process	37	67
Finished goods	137	277

	$200	$368

     Inventory was adjusted down $3 and $144 as of September 30, 2006 and December 31, 2005, respectively, to reflect values at the lower of cost or market. At September 30, 2006, and December 31, 2005, 7% and 62%, respectively, of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products. Effective January 1, 2006, the Company adopted the requirements of FASB Statement No. 151, Inventory Costs, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Adoption of Statement No. 151 did not have a material effect on the Company’s consolidated financial statements.
Accrued Expenses
     Accrued expenses consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)
Accrued professional fees	$407	$1,125
Accrued wages and vacation	94	240
Accrued printing cost	76	56
Other accrued cost	34	45

	$611	$1,466

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

     In the first quarter of 2005, the Company elected to terminate this pension plan and, at the termination date, recognized as expense $58 which was the minimum pension liability component of accumulated other comprehensive loss. During the second quarter of 2006, the Company received a favorable determination from the IRS on the Pension Plan termination and expects to distribute plan benefits to the participants during the fourth quarter of 2006. Generally, the participants may elect to receive their benefit as either a life annuity or a lump sum distribution. The Company expects to contribute to the Pension Plan an amount sufficient to cover the unfunded benefit obligation, if any, upon distribution of benefits to the participants. The Company expects that this contribution will approximate the accrued pension liability of $191 at September 30, 2006. During the third quarter of 2006 the Company recognized $28 of pension expense for the estimated additional contribution to cover the unfunded benefit obligation. The actual amount of the required contribution ultimately depends on, among other factors, the form of benefit elected by the individual participants and the actual performance of plan assets through the distribution date. Other pension expense during the three and nine month periods ended September 30, 2006 and 2005, respectively, was not material.
Foreign Currency Transactions
     The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the three month and nine month periods ended September 30, 2006 approximated $0 and $27, respectively, and $3 and $12 respectively, for the same periods in 2005.
Rental Activities
     The Company subleases space in one of its facilities to an unrelated third party. Rental income and expense associated with this sublease are presented below operating loss in the consolidated statements of operations. Rental expense includes an allocation of building related expenses based on the ratio of subleased space to total space.
Basic and Diluted Loss per Share
     Basic net loss per share attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares that would be issued upon conversion of preferred stock or debt instruments are not included in the calculation of weighted average number of common shares outstanding during the period due to the Company’s net operating loss position. Dividends on preferred stock are not added to the net loss attributable to common stockholders until such dividends are declared. Due to the Company’s net operating loss position, all options, warrants and contingently issuable shares are antidilutive. Therefore, diluted and basic net loss attributable to common stockholders are the same.
Stock-Based Compensation (Restated—See Note (6), “Restatement”)
     On January 1, 2006, ReGen adopted the fair value recognition provisions of Statement No. 123R, using the modified prospective transition method. See the section entitled Adoption of New Accounting Pronouncements above for a further discussion. The following disclosures are also provided pursuant to the requirements of Statement No. 123R.
     At September 30, 2006, the Company has the following stock-based compensation plans as described below. Total compensation expense related to these plans was $292 and $892 for the three and nine months ended September 30, 2006, respectively, of which $3 and $17, respectively, related to options awarded to non-employees, and $122 and $372 for the three and nine months ended September 30, 2005, respectively, of which $3 and $12, respectively, related to options awarded to non-employees.

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
     Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (Statement No. 148), as if the fair value method defined by Statement No. 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the three and nine months ended September 30, 2005, as though the Company had adopted the fair value recognition provision of Statement No. 123, as follows:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(Dollars in thousands, except per share data)
	Restated (1)	Restated (1)
Net loss attributable to common stockholders, as reported	$(2,952)	$(7,536)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	119	360
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(267)	(801)

Pro forma net loss attributable to common stockholders	$(3,100)	$(7,977)

Net loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.04)	$(0.13)
Basic and diluted — pro forma	$(0.05)	$(0.14)
Shares	65,941,488	57,574,137

     (1) See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
     The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure:

Three and Nine Months
ended
September 30, 2005
(Restated) (1)
Risk-free interest rate	3.75 — 4.80%
Dividend yield	0%
Expected lives	10 years
Expected volatility	82.71 — 105.07%

     (1) See Note (6), “Restatement,” of the Notes to Condensed Consolidated Financial Statements.
     The Company uses the Black-Scholes model to estimate grant date fair value. Under the modified prospective transition method adopted by the Company, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all option awards granted prior to, but not yet vested as of, January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement No 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs only for those shares expected to vest, on a straight-line basis over the requisite service period of the awards, generally, the option vesting term of four years.
     Amortization of employee compensation costs recognized for the three and nine months ended September 30, 2006, for grants awarded under the Company’s option plans approximated $289 and $875, respectively, and for the same periods in 2005, $119 and $360, respectively. As a result of adopting Statement No. 123R, net loss and net loss attributable to common stockholders were each greater by $172 and $524 for the three and nine month periods ended September 30, 2006, respectively, than if the Company had continued to account for stock-based compensation under APB 25. The impact on both basic and diluted loss per share attributable to common stockholders was immaterial.

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
     For the three and nine months ended September 30, 2006, the Company has granted employees and directors options to purchase 212,500 and 812,500 shares, respectively, of the Company’s common stock, with weighted average per share fair values of $0.27 and $0.63, respectively, at the grant dates. Also, in the first quarter of 2006, the Company granted options to a non-employee consultant to purchase 150,000 shares of the Company’s common stock, with a per share fair value of $0.22, at the measurement date. For the three and nine months ended September 30, 2005, the Company granted employees 0 and 13,000 options, respectively, with grant date fair values of $0 and $0.77, respectively. The fair value of options granted during the three and nine month periods ended September 30, 2006 and 2005, respectively, was estimated using the Black Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Three months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
	Employee &	Non-	Employee &	Non-	Employee &	Non-	Employee &	Non-
	Director	Employee	Director	Employee	Director	Employee	Director	Employee
Weighted average fair value of grants	0.27	N/A	N/A	N/A	0.63	$0.72	$0.77	N/A
Risk free interest rate	4.67%	N/A	N/A	N/A	4.67 - 4.75%	4.79%	4.21%	N/A
Dividend yield	0%	N/A	N/A	N/A	N/A	0%	0%	N/A
Expected lives	7 years	N/A	N/A	N/A	7 years	7 years	10 years	N/A
Expected volatility	74.20%	N/A	N/A	N/A	74.20% - 74.82%	74.30%	82.71%	N/A
Employee Stock Option Plan
     The Company has an Employee Stock Option Plan (the Plan) that provides up to 9,450,000 options to be issued to employees and non-employees of the Company. Vesting requirements and option periods are specified at the time of grant. All options are subject to forfeiture until vested and unexercised options expire at the end of the specified term, not to exceed ten years from the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. During the three and nine month periods ended September 30, 2006, the Company granted options under the Plan to purchase 212,500 and 462,500 shares, respectively, of the Company’s common stock at exercise prices ranging from $0.37 to $0.84, of which 100,000 options were granted at an exercise price that was less than the market price of the Company’s stock on the day of the grant. Generally, the options granted vest over periods ranging between 44 and 48 months, are subject to forfeiture until vested, and have a contractual term of 10 years. During the three and nine month periods ended September 30, 2005 the Company granted options under the Plan to purchase 0 and 13,000 shares, respectively, of the Company’s common stock at exercise prices of $0 and $0.93, respectively. The exercise price of these 2005 options equaled the market price of the Company’s stock on the day of the grant. At September 30, 2006, options for 6,715,670 shares were outstanding and options for 2,608,271 shares were available for grant under the Plan. The Company has reserved 9,323,941 shares of common stock for issuance under the Plan.

Non-Employee Director Option Plan
     The Company has a Non-Employee Director Option Plan (the Director Option Plan), that provides up to 2,500,000 options to be issued to the Directors of the Company. Vesting requirements and option periods are specified at the time options are granted. All options are subject to forfeiture until vested and unexercised options expire at the end of the specified term. Generally, options granted under the Director Option Plan vest over four years and unexercised options generally expire on the tenth anniversary of the date of grant. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. For the three and nine months ended September 30, 2006, the Company granted options under the Director Option Plan to purchase 0 and 500,000 shares, respectively, of the Company’s common stock at exercise prices of $0 and $0.84, respectively. The exercise prices were less than the market price of the Company’s stock on the day of the grant. The options granted vest over four years, are subject to forfeiture until vested, and have a contractual term of 10 years. No options were granted under the Director Option Plan during 2005. At September 30, 2006, options for 2,122,480 shares were outstanding and options for 372,520 shares were available for grant under the Director Option Plan. The Company has reserved 2,495,000 shares of common stock for issuance under the Director Option Plan.
Non-Employee Director Supplemental Stock Option Plan
     The Company has a Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan), that provides up to 500,000 options to be issued to the Directors of the Company. The exercise price of such options may not be less than the fair market value of the Company’s common stock on the date of grant. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. No options were granted under the Director Supplemental Option Plan during either 2006 or 2005. At September 30, 2006, options for 100,400 shares were outstanding and options for 324,600 shares were available for grant under the Director Supplemental Option Plan. The Company has reserved 425,000 shares of common stock for issuance under the Director Supplemental Option Plan.
RBio Plans
     The Company has outstanding options to purchase its common stock pursuant to certain RBio plans that were closed in conjunction with the merger between the Company and RBio on June 21, 2002. Pursuant to the merger the Company assumed RBio options to purchase an aggregate of 8,193,463 shares of the Company’s common stock, at an average exercise price of $0.38 and with exercise prices ranging from $0.13 to $0.53. All options assumed from RBio were fully vested upon the effective date of the merger. During the nine month period ended September 30, 2006, options granted under RBio plans were exercised to purchase 219,960 shares of the Company’s stock at a price of $0.53 and options to purchase 41,243 shares of the Company’s stock, granted under RBio plans, expired. At September 30, 2006, options to purchase an aggregate of 6,499,767 shares remained outstanding and were fully exercisable.
Non Plan Grants
     In addition to the grants made pursuant to the foregoing plans, from August 1994 to January 1998, the Company granted options to purchase 401,288 shares of its common stock to certain non-employees. At September 30, 2006, options to purchase 150,000 shares are outstanding and fully exercisable at a price of $7.75. If not exercised, these options expire January 2007. Information about these options is included in the following tables.
     Option activity under the foregoing option plans and non-plan grants as of September 30, 2006, and changes during the nine months ended September 30, 2006 were as follows:

	Options Outstanding
			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share
Balance at December 31, 2005	15,185,744	$0.08—$13.00	$0.64
Options granted	962,500	$0.37— $0.84	$0.74
Options exercised, forfeited, expired	(559,927)	$0.26— $13.00	$3.75

Balance at September 30, 2006	15,588,317	$0.08—$12.00	$0.52

Vested and expected to vest at September 30, 2006	15,588,317	$0.08—$12.00	$0.52

     The following table summarizes information about options at September 30, 2006:

Options Outstanding				Options Exercisable
		Weighted				Weighted
	Weighted	Average	Aggregate		Weighted	Average	Aggregate
	Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Exercise	Contractual	Value		Exercise	Contractual	Value
Total Shares	Price	Life in Years	(in thousands)	Total Shares	Price	Life in Years	(in thousands)
15,588,317	$0.52	5.57	$1,230	13,143,875	$0.51	5.17	$1,121
     Nonvested stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Nonvested
		Weighted-Average
		Grant Date Fair
	Number of Shares	Value
Balance at December 31, 2005	2,691,524	$0.74
Granted	962,500	$0.64
Vested	(1,209,582)	$0.73

Balance at September 30, 2006	2,444,442	$0.70

     As of September 30, 2006, unrecognized compensation cost associated with non-vested share based employee and non-employee compensation approximated $1,475 and $28, respectively, which is expected to be recognized over weighted average periods of 1.92 and 3.23 years, respectively.
(2) COMMITMENTS AND CONTINGENCIES
     The Company leases its corporate headquarters in Franklin Lakes, New Jersey under a non-cancelable operating lease that expires on March 31, 2007.
     In April 2006, the Company entered into an amendment to the lease agreement for its manufacturing operations in Redwood City, California, under a non-cancelable operating lease. Prior to giving effect to the amendment, the existing lease would have expired on May 31, 2006. The amendment modified the original term to expire, instead, as of January 31, 2006. The amended lease term began on February 1, 2006 and continues for seven years, through January 2013. The initial base annual rent is $357, with scheduled annual increases. An additional $50 deposit was required upon execution of the amendment. A portion of the manufacturing facility is sub-leased at the rate of $14 per month. In April 2006, the Company and the subtenant agreed to extend the sublease through the end of 2006 subject to certain extension and early termination provisions.
     The Company has a lease for its Vail office that expires in January 2008, and provides for initial year base annual rent of $27, payable monthly.
     In May 2006, the Company entered into a lease agreement for office space in Baar, Switzerland, which cannot be terminated before March 31, 2007. Thereafter the lease may be terminated upon nine months notice to be given at the end of March, June or September each year. The lease provides for initial year base monthly rent approximating $1.
     Total rent expense included in the results of operations approximated $83 and $246 for the three and nine month periods ended September 30, 2006, respectively, and $69 and $204, respectively, for the same periods in 2005.
     Future minimum lease payments under the foregoing non-cancelable operating leases are as follows at September 30, 2006:

(In thousands)
2006	$111
2007	405
2008	378
2009	388
2010	401
2011 and thereafter	875

$2,558

     Future minimum sublease receipts are as follows at September 30, 2006:

(In thousands)
2006	$43
     The Company has entered into employment agreements with three individuals that provide for aggregate annual base salaries approximating $372. The respective agreements may be terminated by either party upon written notice, with notice periods that range between four to nine months. In each case, if employment terminates due to a change in ownership, then the Company is obligated to pay the employees’ salaries for a period of nine months. Additionally, the employment agreements provide for incentive compensation as determined by the Company’s Board of Directors.
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
     Until August 11, 2005 the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”), which is also a shareholder and creditor of the Company, had, pursuant to a distribution agreement, a non-exclusive license to sell the CMI product outside of the United States and a license to sell the SharpShooter product in a limited manner in connection with the sale of the CMI. The distributorship agreement with Centerpulse terminated effective August 11, 2005.
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

     Concentrations of receivables and revenue by geographic location as of and for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Receivables:
U.S (Linvatec)	49%	37%	49%	37%
Switzerland (various)	4%	6%	4%	6%
Italy (Xmedica)	18%	0%	18%	0%
Germany (various)	22%	41%	22%	41%
Belgium (various)	7%	16%	7%	16%
Sales revenue:
U.S. (Linvatec)	60%	67%	52%	84%
Switzerland
Centerpulse	0%	3%	0%	9%
Other (various)	3%	3%	5%	1%
Spain (Hoscenter, Polymedic)	0%	0%	8%	0%
Italy (Xmedica)	11%	0%	12%	0%
Germany (various)	23%	19%	21%	4%
Belgium (various)	3%	8%	2%	2%
Royalties:
U.S. (Linvatec)	100%	100%	100%	100%
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
     At September 30, 2006 and 2005, less than 1% of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 7% and 2%, respectively, of current liabilities related to unsettled obligations denominated in CHF and euros. For the three and nine month periods ended September 30, 2006, 13% and 8% respectively, of the Company’s expenses resulted from transactions denominated in CHF and euros. For each of the same periods in 2005, 3% of the Company’s expenses resulted from transactions denominated in CHF and euros.
(4) RELATED PARTY TRANSACTIONS
     Amounts due to related party, $2 and $2, at September 30, 2006 and December 31, 2005, respectively, represent royalties due to an individual who is a shareholder and director of the Company. The Company’s statements of operations include the following amounts paid to this same individual or to his affiliates:

	Three Months Ended September 30		Nine Months Ended September 30,
	2006	2005	2006	2005
Royalties	$2	$1	$7	$19
Honorarium	—	3	—	3
Donations	—	3	8	3
Reimbursable expenses	—	—	—	4
     Royalty and honorarium payments were made to the related individual. Donations were made to the Steadman Hawkins Foundation for orthopedic research, for which the same individual is a director. Reimbursable expenses were incurred by a clinic affiliated with the same individual.

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
     As a result of the errors in grant measurement dates, the Company should have recognized approximately $1.2 million cumulative additional non-cash stock-based compensation expense for the years ended 2003 through 2005, and the first two quarters of 2006. While the impact of the additional non-cash stock-based compensation expense in any individual year is not considered material, the cumulative impact of such expense in material. Accordingly, the condensed consolidated financial statements in this Quarterly Report on Form 10Q for the three and nine month periods ended September 30, 2005, have been restated to include the additional non-cash compensation expense as presented in the following table. Because the Company recorded a full valuation allowance against all deferred tax assets for all periods presented there is no income tax effect of the additional stock-based compensation expense recorded.

Additional Expense
(In thousands)
Three Months Ended September 30, 2005	$85
Nine Months Ended September 30, 2005	$257
     Certain other disclosures appearing in Note (1), Stock-Based Compensation, have been restated for the error corrections reflected in the restatement.
     The Company has not determined the personal tax consequences, if any, to the Company’s employees arising from these grants, nor has the Company determined if, or how, it will compensate its employees for any negative tax consequences.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS DATA

	Three Months		Nine Months
	Ended September 30, 2005		Ended September 30, 2005
	(In thousands)
	Previously		Previously
	Reported	Restated	Reported	Restated
Research and development	$1,964	$1,982	$4,201	$4,254
Business development, general and administrative	973	1,040	2,911	3,115
Total expenses	3,009	3,094	7,603	7,860
Operating loss	(2,906)	(2,991)	(7,154)	(7,411)
Net loss	(2,840)	(2,925)	(7,087)	(7,344)
Net loss attributable to common stockholders	(2,867)	(2,952)	(7,279)	(7,536)

CONDENSED CONSOLIDATED BALANCE SHEET DATA
     The cumulative effect of the restatement adjustment on the Company’s consolidated balance sheet at December 31, 2005 was an increase in additional paid-in capital of $1,022 offset by a corresponding increase in deficit accumulated during development stage, which results in no net change to stockholders’ equity.

	December 31, 2005
	Previously Reported	Restated
	(In thousands)
Additional paid-in capital	$64,465	$65,487
Deficit accumulated during development stage	$(71,045)	$(72,067)
(7) SUBSEQUENT EVENT
     On November 16, 2006, following the Company’s announcement that its management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, the Company received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of its executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. The Company cannot predict what consequences the SEC inquiry and restatement of its consolidated financial statements for the periods discussed above will have on the Company.
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
Business
     We are a development stage orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. Our proprietary collagen scaffold technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. Some of these applications are marketable currently while others are in various stages of development. The CMI, which is the Company’s first approved product using its collagen scaffold technology, is cleared for sale in the EU.
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
     The U.S. Food and Drug Administration (FDA) provided the Company with a letter indicating the FDA’s initial determination as to the filing status of the Company’s 510(k) Premarket Notification for its collagen scaffold device. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. In the letter, the FDA indicated that the device is not substantially equivalent (NSE) to existing class II devices already in receipt of FDA clearance. The Company appealed the FDA’s NSE decision, and the FDA subsequently provided a letter upholding the NSE decision, and providing that the Company may submit a new 510(k) for clearance of its collagen scaffold device with modified indications for use in the meniscus, supported by clinical data from the U.S. multicenter trial.
     Over the last several years, including more recently in 2005, the FDA has cleared for marketing via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the collagen scaffold and are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared as class II devices. The Company intends to work diligently to complete pre-filing discussions with FDA staff and file the revised 510(k) submission suggested by the FDA, and if unsuccessful, all alternatives available to it which would result in a class II designation whether or not in lieu of substantial equivalence. If these efforts are unsuccessful, we expect to pursue completion of the PMA. There can be no assurance as to the outcome of our overall efforts to obtain the FDA’s clearance or approval for the sale of the collagen scaffold or the CMI in the U.S.

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
     For background and additional information regarding our pivotal multicenter clinical trial (“MCT”) for the CMI, please refer to the discussion contained in our 2005 Annual Report on Form 10-K[/A].
     A recent analysis of data from the MCT includes results for 313 patients with a minimum follow-up of two years and a mean follow-up time of 59 months. The recent analysis continues to demonstrate a measurable clinical benefit for patients receiving the CMI. The greatest measured benefits from implantation of the CMI are seen in the chronic patients. These patients with one to three prior injuries to their meniscus, have greater meniscus loss and more degenerated knees than the acute patients.

•    Relook arthroscopy performed as part of the MCT, one year post implantation of the CMI, demonstrates a significant increase in tissue growth within the meniscal defects. The chronic CMI patients have a gain in tissue volume of 97% over what they would have had with a partial meniscectomy alone. These patients have, on average, only 37% of their meniscus remaining after removal of their damaged meniscus tissue; however, one year post implantation of the CMI, these patients have an average of 73% of their original meniscus volume.
•    The ultimate goal of any meniscus treatment is to delay or prevent further degeneration of the joint. This is best measured by the need for additional surgery to the injured knee. Within a four year timeframe, control patients in the MCT with chronic meniscus injuries have a 3 times greater incidence of re-operation of the injured knee than the same patient population who received the CMI (Figure 1). This result is statistically significant and is based on an analysis that excludes re-operations for CMI patients that were part of the protocol required relook arthroscopy and biopsy.
Figure 1 — Re-operation Rate (Chronic Patients)
•    Chronic CMI patients in the MCT have a statistically significantly greater improvement in their activity level than control patients. These CMI patients, with a mean follow-up time of 59 months, regain an average of 42% of their activity level lost as a result of their knee injury. Control patients only regain 29% of their lost activity level in the same time period. Chronic CMI patients regain as much of their lost activity level as acute injury patients who have less degenerated knees with smaller meniscus loss.
•    Analysis of the correlations between outcomes measured in the MCT demonstrate a statistically significant correlation between activity level, pain (measured by VAS pain) and function as measured by the Lysholm scoring scale. While the pain and function scores of these chronic CMI patients are equivalent to the control patients, they experience these levels while regaining more of their lost activity.
•    Patient satisfaction was assessed in the MCT by asking patients the question: “If you had to spend the rest of your life with the symptoms you have right now, how would you feel about it?” This question allows patients to assess what aspect of their treatment is most important to them. Examination of the data demonstrates that this measure of satisfaction is statistically significantly correlated to pain, function and activity level. 66% of chronic CMI patients are satisfied with their treatment while only 49% of chronic control patients are. Though this difference is not statistically significant (p=0.085), significance is likely with a larger sample size.

     While the chronic patients are clinically superior to their partial meniscectomy controls in the measures noted above, acute patients in the MCT also have a significant increase in total meniscus volume equivalent to those of the chronic CMI patients. The acute patients are substantially earlier in the degenerative pathway which likely accounts for the fact that the CMI and control patients are equivalent in the clinical outcomes measured in the trial. Once these patients had their first injury to the meniscus, they then fall into the chronic arm of this trial. One would expect that when this happens, the acute patients who have not received the CMI will behave, over time, in the same manner as the control patients in the chronic arm of this multicenter clinical trial. It is hoped that the intervention with the CMI in these patients and the fact that they have approximately as much meniscus volume as the chronic CMI patients will help them achieve, over time, the same positive results as the chronic CMI patients in the MCT.
     The foregoing observations are for informational purposes only and should not be construed as providing conclusive evidence regarding the results to be expected from the clinical trials. We are continuing to analyze the data in order to more completely interpret the observations. The observations are not in any way indicative of the likelihood for FDA clearance or approval of the collagen scaffold or the CMI. The FDA has not yet approved the collagen scaffold or the CMI and there is no guarantee that we will obtain such clearance or approval.
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
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that other than the adoption of FASB Statement No. 123 (revised 2004), Share Based Payment, (Statement No. 123R) and FASB Statement No. 151, Inventory Costs, there have been no significant changes during the nine months ended September 30, 2006, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005. For further discussion of our accounting policies see Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) herein and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.
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

INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At September 30, 2006 and December 31, 2005, 7% and 62%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.
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
Recent Accounting Pronouncements
     In September 2006 the Financial Accounting Standards Board (FASB) issued FASB Statement No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The guidance in Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effects, if any, adoption of the provisions of Statement 157 will have on its consolidated financial statements.
     In September 2006 the FASB issued FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FASB Statement No. 87, Employers’ Accounting for Pensions, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. Statement No. 158 requires an employer that sponsor one or more single employer defined benefit plans to recognize the overfunded or underfunded status of the plan(s) as an asset or liability in the statement of financial position and to recognized changes in the funded status in the year in which the changes occur through comprehensive income. Statement No. 158 an employer to measure the funded status of the plan(s) as of the date of the employer’s year-end statement of financial position, with limited exceptions. The requirements of Statement No. 158 will apply to the Company as of December 31, 2006. The Company does not expect adoption of the requirements of Statement No. 158 to have a significant effect on its consolidated financial statements.
Results of Operations
Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005
     REVENUE. The Company’s revenue from sales of our products approximated $135 and $394 for the three months and nine months ended September 30, 2006, respectively, compared with $94 and $409, respectively, for the same periods in 2005. The approximate increase of $41 (44%) for the three months ended September 30, 2006 resulted from increases in both SharpShooter and CMI sales. The decrease of $15 (4%) for the nine months ended September 30, 2006, resulted from decreased SharpShooter sales partially offset by increased CMI sales. Our distributorship agreement with the Centerpulse unit of Zimmer terminated effective August 11, 2005. During 2005 we had no CMI sales to Zimmer and limited SharpShooter sales. There will be no future sales to Zimmer under the terminated distributorship agreement.

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
     For the three months and nine months ended September 30, 2006, CMI sales by ReGen AG approximated $46 and $158, compared to $25 for each of the respective periods in 2005. ReGen AG’s selling price for the CMI ranges from $1,050 to $1,600 per unit.
     SharpShooter sales in the three and nine month periods ended September 30, 2006, approximated $89 and $235, respectively, compared with $69 and $384, respectively, for the same periods in 2005, representing an increase of $20 (29%) for the three months ended September 30, 2006 and a decrease of $149 (39%) for the nine months ended September 30, 2006. For the three month and nine month periods ended September 30, 2006, SharpShooter sales to Linvatec, our primary distributor for the SharpShooter, approximated $81 and $204, respectively, compared to $63 and $343, respectively, for the same periods in 2005, representing an increase of $18 (29%) for the three months ended September 30, 2006 and a decrease of $139 (41%) for the nine months ended September 30, 2006. SharpShooter sales by ReGen AG for the three and nine month periods ended September 30, 2006 approximated $8 and $32, respectively, compared to $3 for each of the respective periods in 2005. For the three and nine month periods ended September 30, 2005, SharpShooter sales to Zimmer approximated $3 and $38, respectively. There have been no sales to Zimmer in 2006.
     The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. For the three and nine month periods ended September 30, 2006, royalty revenue approximated $10 and $34, respectively, compared with $9 and $40, respectively, for the same periods in 2005, representing an increase of $1 (11%) and a decrease of $6 (15%), respectively. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Historical sales revenue may not be indicative of a future trend.
COST OF GOODS SOLD. For the three and nine month periods ended September 30, 2006, cost of goods sold approximated $122 and $362, respectively, compared with $72 and $433, respectively, for the same periods in 2005, representing an increase of $50 (69%) and a decrease of $71 (16%), respectively. The increase for the three month period ended September 30, 2006 compared to the same period in 2005 relates to the increases in both CMI and SharpShooter sales. The decrease for the nine month period ended September 30, 2006, compared with the same period in 2005 results from adjustment of CMI inventory to market in 2005 and the decrease in 2006 SharpShooter sales.
     For the three and nine months ended September 30, 2006, approximately $65 and $169 respectively of cost of goods sold related to SharpShooter units sold compared with $53 and $267, respectively, for the same periods in 2005, representing an increase of $12 (23%) and a decrease of $98 (37%), respectively. For the three months and nine months ended September 30, 2006, approximately $51 and $173, respectively, of cost of goods sold related to CMI units sold compared with $14 and $140, respectively, for CMI units in the same periods in 2005, representing increases of $37 (264%) and $33 (24%), respectively. CMI cost of goods sold during the nine months ended September 30, 2005 primarily related to the adjustment of CMI inventory to market. Per unit CMI production costs were lower during the nine months ended September 30, 2006 compared with the same periods in 2005 due to higher 2006 production volumes (approximately 450 units) compared with 2005 (approximately 100 units). Given lower per unit production costs and the higher average market price, no adjustment to market was necessary for CMI inventory for the three and nine month periods ended September 30, 2006.
     Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first nine months of 2006 may not be indicative of a future trend.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and nine month periods ended September 30, 2006 approximated $1,148 and $5,708, respectively, compared with $1,982 and $4,254, respectively, for the same periods in 2005. Significant factors contributing to the $834 (42%) decrease for the comparative three month periods include: (i) $1,089 decrease for consulting, legal, and other professional fees related to our PMA and 510(k) submission to the FDA in 2005, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial and (ii) $38 lower clinical costs related to ongoing CMI multi-center trials, partially offset by (iii) a $262 increase in production and research costs, of which $120 related to the write down of inventory to net realizable value (based upon updated business projections in the third quarter) and the balance of which related to product development projects such as the ongoing refinement of our collagen scaffold manufacturing processes; (iv) $26 additional compensation expense due to planned salary increases and adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R; and (v) $5 net increase in various general and administrative costs. Significant factors contributing to the $1,454 (34%) increase for the comparative nine month periods include: (i) $870 increase for consulting, legal, and other professional fees related to our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, and development projects related to ongoing refinement of our collagen scaffold manufacturing processes; (ii) a $307 increase production and research costs, of which $120 related to the write down of inventory to net realizable value (based upon updated business projections in the third quarter) and the balance of which related to product development projects such as the ongoing refinement of our collagen scaffold manufacturing processes; (iii) $140 additional compensation expense due to planned salary increases and adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R; and (iv) $138 increase for cost related to training and other activities associated with our lateral CMI study in Europe.
     In 2005, our research and development was focused largely on the conduct of our CMI clinical trial and related activities in the U.S. Although clinical costs associated with the CMI trial decreased in 2005, other related costs, such as professional fees incurred in connection with our submission to the FDA of a 510(k) application for our collagen scaffold and in connection with preparation of our PMA for the CMI, increased in the latter part of 2005 and peaked in the fourth quarter of 2005. Expenses in connection with our FDA submissions continued to decline in the third quarter of 2006.
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
     We believe that our proprietary collagen scaffold technology, if further developed by the Company and ultimately approved by the FDA, has the potential to be used for the treatment of various injuries and degeneration of other tissue structures, as well as used as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. We plan to continue to use outside resources for product research. We may, in the future, hire additional research and development employees.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and nine month periods ended September 30, 2006 approximated $1,526 and $4,063 respectively, compared with approximately $1,040 and $3,115, respectively, for the same periods in 2005. Significant factors contributing to the $486 (48%) increase for the comparative three month periods include: (i) $186 increase in salary and benefits related to newly hired marketing personnel and planned wage increases; (ii) $116 increase in stock-based compensation expense for employee and director options due to adoption of the fair value requirements of FASB Statement No. 123R; (iii) $81 increase for travel and other costs related to business development activities and European marketing and promotion efforts; (iv) $36 net increase in administrative costs due to nonrecurring adjustments recorded in 2005; (v) $36 increase in expenses related to preparing for compliance with Section 404 of the Sarbanes-Oxley Act; and (vi) $28 in expenses in preparation for the distribution of assets in a previously terminated defined benefit pension plan covering former employees of a former subsidiary. Significant factors contributing to the $948 (30%) increase for the comparative nine month periods include: (i) $440 increase in stock-based compensation expense for employee and director options due to adoption, effective January 1, 2006, of the fair value requirements of FASB Statement No. 123R and new option grants in 2006; (ii) $291 increase in salary and benefits related to newly hired marketing personnel and planned wage increases; (iii) $204 increase for travel and related costs associated with to business development activities and European marketing and promotion efforts; and (iv) $28 in expenses in preparation for the distribution of assets in a previously terminated defined benefit pension plan covering former employees of a former subsidiary; offset by (v) $14 net decrease in various administrative costs. We expect to incur additional costs during 2006 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; (ii) compensation costs related to adoption of the fair value measurement requirements of Statement No. 123R; and (iii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities both in Europe and other markets.
RECOGNITION OF EXPENSE FOR THE MINIMUM PENSION LIABILITY. We previously disclosed in our financial statements for the year ended December 31, 2005, that we had elected to terminate a defined benefit pension plan covering former employees of a former subsidiary. At the termination date we recognized as expense the $58 minimum pension liability component of accumulated other comprehensive loss. During the second quarter of 2006, we received a favorable determination from the IRS on the plan termination and expect to proceed with benefit distributions to plan participants. In connection with benefit distributions, we expect to contribute the amount needed to cover any unfunded benefit obligation. The contribution amount will depend on various factors, including, among others, the cost of respective benefit options elected by the individual participants and actual performance of plan assets through the distribution date. We expect the required contribution to approximate the accrued pension liability of $191 at September 30, 2006.
NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $56 and $261 for the three and nine month periods ended September 30, 2006, respectively, compared with $131 and $242, respectively, for the same periods in 2005. The approximate decrease of $75 (57%) compared to the three months ended September 30, 2005 related primarily to lower cash and investment balances in 2006. The increase of $19 (8%) for the comparative nine month periods, related primarily to higher cash and cash equivalents and investment balances and related higher earnings on such balances during the first half of 2006 compared with 2005. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $(6) and $10 for three months and nine months ended September 30, 2006, respectively, compared with $1 and $3, respectively for the same periods in 2005. The decrease for the comparative three month periods is due primarily to the reduction in monthly sublease rent effective June 1, 2006. The increase for the comparative nine month periods primarily related to lower operating expenses in 2006. Interest and other expense approximated $97 and $293 for the three and nine months ended September 30, 2006, respectively, compared with $66 and $178, respectively, for the same periods in 2005, due to higher interest rates and compounding of interest. The increase for the nine month period is also due to increased foreign exchange rate losses.

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
     Through September 30, 2006, we have incurred cumulative inception to date net losses of approximately $76,469 and used approximately $61,765 in cash for operating activities. Management anticipates that the Company will continue to incur net losses that will require additional financing at least until we receive either FDA clearance or approval for our collagen scaffold or CMI products, respectively, and we are able to effectively market these products in the United States. We anticipate that additional funds will be required to satisfy expenses associated with the preparations for and, if cleared by the FDA, marketing and distribution of our collagen scaffold family of products in the U.S., as well as for continued product development. Such additional financing could be in the form of debt financing, equity financing, or both.
     Based upon current balances of cash and short-term investments; planned spending rates for the remainder of 2006, including expected costs associated with continued development of our distribution network in Europe; and estimated spending beyond 2006, management estimates that the Company has adequate cash and investments on hand to support ongoing operations, including continuation of our marketing and distribution activities in Europe, through at least January 1, 2007. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include: (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, the Company has the intent and ability to reduce planned spending during the remainder of 2006 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed in 2006. We anticipate that additional equity capital or other financing will be required during the first quarter of 2007 to support ongoing operations, including continuation of our marketing and distribution activities in Europe; to further develop our tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared, launch of the collagen scaffold in the U.S. The Company is working to obtain such additional funding. While we have been successful in the past in obtaining the necessary capital to support operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

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
     Cash and cash equivalents and investments approximated $3,731 as of September 30, 2006 compared with approximately $13,530 as of December 31, 2005. The net decrease in cash and cash equivalents and investments is primarily a result of cash used for operations, for equipment purchases, and for repayment of capital lease obligations.
     During the first quarter of 2005 we formed a Swiss subsidiary to conduct certain of our marketing and distribution activities outside the U.S. At September 30, 2006 approximately 1% of our cash and cash equivalents balance is held in Swiss francs. The effect on our 2006 and 2005 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.
Cash flows
     The following table sets forth our sources and uses of cash for the nine month periods ended September 30, 2006 and 2005.

	September 30,
	2006	2005
	(In thousands)
Net cash used in operating activities	$(9,711)	$(6,583)
Net cash provided by (used in) investing activities	1,880	(2,569)
Net cash provided by financing activities	107	11,202
Effect of exchange rate changes on cash	(27)	(10)

Net (decrease) increase in cash and cash equivalents	$(7,751)	$2,040

     Cash used in operating activities during the nine months ended September 30, 2006 approximated $9,711, which resulted from the net loss of $9,726, adjusted to account for a net decrease in accounts receivable, inventory and other assets of approximately $156, a net decrease in accounts payable, accrued expenses and other liabilities of $1,118, together with adjustments of $951 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.7 million of operating expenses incurred in 2006 represents costs associated with our undertaking to audit, analyze, and tabulate the CMI multi-center clinical trial (“MCT”) data. A substantial portion of the project was completed during the first half of 2006. Costs associated with the project began to decline during the latter part of the first quarter of 2006 and continued to decline in the second quarter. We believe our investment in the clinical data represents a substantial asset to the Company. The MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.
     During the nine months ended September 30, 2006, we used approximately $2,048 from our investments to fund operations, invested $168 in property and equipment and repaid $10 of our capital lease obligations. During the nine months ended September 30, 2006, we received proceeds of approximately $117 for the exercise of 343,688 options to purchase shares of the Company’s common stock.

     We previously sponsored a defined benefit pension plan covering all former employees of a former subsidiary. This pension plan was frozen and closed to new participants in October of 1997. In 2005, we elected to terminate the pension plan and in 2006 we received a favorable determination from the IRS on the plan termination. During the fourth quarter of 2006 we expect to distribute benefits to plan participants who, generally, may elect to receive their benefits as either a life annuity or a lump sum distribution. Upon distribution of benefits to participants we expect to make a cash contribution from our existing cash resources to cover any unfunded benefits. The amount of the cash contribution, which we expect to approximate the accrued pension liability of $191 ultimately will depend upon, among other factors, the actual performance of the plan’s assets through the distribution date and the respective benefit option elected by individual participants. At the termination date in 2005 we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58. At December 31, 2005, the pension plan had an unfunded liability approximating $151.
Recent Developments
     The Company recently received feedback from the FDA with respect to its 510(k) submission for its collagen scaffold device. In a letter, the FDA provided that the Company may submit a new 510(k) for clearance of its collagen scaffold device with modified indications for use in the meniscus. The FDA letter came in response to the Company’s appeal of the FDA’s not substantially equivalent (NSE) decision on the 510(k) premarket notification submitted to the FDA in June 2006. As a result of the discussions, the FDA upheld the NSE decision which cleared the way for a new 510(k) submission with revised indications and supported by clinical data from the U.S. multicenter trial. The Company intends to work diligently to complete pre-filing discussions with FDA staff and file the revised 510(k) submission.
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
     Based on the controls evaluation and as a result of the material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures were not effective. The Board of Directors of the Company has been considering, and expects to adopt prior to year-end 2006, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. Until such procedures are adopted, the Company does not plan to issue additional stock option awards.
     Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting. As discussed above, the Board of Directors of the Company has been considering, and expects to adopt prior to year-end 2006, new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates.
PART II
Item 1. Legal Proceedings
     We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.
Historical Stock Option Practices Inquiry
     On November 16, 2006, following our announcement that our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, we received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. At this time, while we intend to cooperate with the SEC inquiry, we cannot predict what consequences the SEC inquiry and restatement of the Company’s financial results will have on the Company. The filing of the Company’s restated financial statements may not resolve the SEC inquiry into the Company’s stock option grant practices. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry.
Item 1A. Risk Factors
     The following updates certain disclosure from Item 1A. Risk Factors previously disclosed in our Form 10-K/A for the year ended December 31, 2005, and should be read in conjunction with those risk factors.
Product introductions or modifications may be delayed or canceled if we are unable to obtain FDA clearance or approval and we are unable to sell the collagen scaffold or CMI in the U.S.
     The U.S. Food and Drug Administration, or FDA, and numerous other federal, state and foreign governmental authorities rigorously regulate the medical devices we manufacture and market. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, we could face criminal sanctions or closure of our manufacturing facility. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Food, Drug, and Cosmetic Act, de novo (risk-based) classification into class I or II under Section 513(a)(1) of the Act, or premarket approval under Section 515 of the Act, unless an exemption applies. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. Our ability to gain clearance of the collagen scaffold under 510(k) is dependent upon the FDA concluding that the collagen scaffold is a class II medical device and is substantially equivalent to previously cleared devices. The FDA has sent us a letter indicating that the collagen scaffold is not substantially equivalent (NSE) to existing class II devices already in receipt of FDA clearance. The Company submitted an appeal, and the FDA subsequently provided a letter upholding the NSE decision, and providing that the Company may submit a new 510(k) for clearance of its collagen scaffold device with modified indications for use in the meniscus, supported by clinical data from the U.S. multicenter trial. The Company intends to work diligently to complete pre-filing discussions with FDA staff and file the revised 510(k) submission suggested by the FDA. If the 510(k) process takes longer than expected or the collagen scaffold device is not cleared, it might substantially delay our ability to commercialize the collagen scaffold and negatively impact our business.
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
     Beginning in August 2006, the management of ReGen Biologics, Inc. (the “Company”) voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. As a result of this review, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006, to include additional non-cash stock-based compensation expense. After we announced our internal review, the SEC commenced an informal inquiry regarding the Company’s stock option practices. In addition, we may become the subject of government or private litigation relating to our historical stock option granting and accounting practices. There are no assurances that the SEC inquiry will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, the SEC inquiry and any shareholder litigation may require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC inquiry or any shareholder litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. An SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future, which could lead to our inability to continue to meet NASDAQ listing requirements, and comply with contractual commitments to do so and impair our ability to grant employee equity incentives. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any new investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.
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
     None.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits.
     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation (as amended)(22)

3.2	Amended and Restated By-Laws(4)

4.1	Specimen Common Stock Certificate(6)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(7)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)

4.8	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)

4.9	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among ReGen Biologics, Inc., and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of July 14, 2005(21)

4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)

4.21	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (28)

4.22	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (7)

Number	Description
10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(4)

10.3*	Employment Agreement by and between Brion D. Umidi and ReGen Biologics, Inc. dated March 23, 2004(15)

10.4	License Agreement by and between ReGen Biologics, Inc. and Linvatec Corporation dated April 7, 2000(15)

10.5	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and ReGen Biologics, Inc. dated February 20, 2001(15)

10.7*	Assignment and Royalty Agreement by and among ReGen Biologics, Inc. Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

10.8	Exclusive License Agreement by and between ReGen Biologics, Inc. and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and ReGen Biologics, Inc. dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among ReGen Biologics, Inc., and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between ReGen Biologics, Inc. and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between ReGen Biologics, Inc. and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between ReGen Biologics, Inc. and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(26)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated November 20, 2006(31)

31.2	Section 302 Certification from Brion Umidi, dated November 20, 2006(31)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated November 20, 2006(31)

32.2	Section 906 Certification from Brion Umidi, dated November 20, 2006(31)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805)

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 33-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 filed on July 22, 2005 (File No. 333-126835).

(26)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2005 (File No. 000-20805).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(29)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 000-20805).

(30)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2006 (File No. 000-20805).

(31)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 20, 2006.

REGEN BIOLOGICS, INC.

By:	/s/ BRION D. UMIDI

Brion D. Umidi
Senior Vice President and Chief Financial Officer