Form 10-K
period 2006-12-31
REGEN BIOLOGICS INC
filed 2007-03-28
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-20805

ReGen Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2476415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
509 Commerce Street	07417
1st Floor, East Wing Franklin Lakes, NJ (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(201) 651-5140

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock $0.01 par value per share

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2006 was approximately $46,714,456. The number of outstanding shares of the registrant’s common stock as of March 19, 2007 was 103,887,843.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the 2007 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	2
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	37
Item 2.	Properties.	37
Item 3.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	38

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	40
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	54
Item 8.	Financial Statements and Supplementary Data	55
	Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	55
	Consolidated Balance Sheets as of December 31, 2006 and 2005	56
	Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005, 2004 and the Period from December 21, 1989 (Inception) to December 31, 2006	57
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (Inception) to December 31, 2006	58
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005, 2004 and the Period from December 21, 1989 (Inception) to December 31, 2006	63
	Notes to Consolidated Financial Statements	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	94
Item 9A.	Controls and Procedures	94
Item 9B.	Other Information	94

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	95
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	95
Item 13.	Certain Relationships and Related Transactions and Director Independence	95
Item 14.	Principal Accountant Fees and Services	95

PART IV
Item 15.	Exhibits, Financial Statement Schedules	95
Signatures		100

PART I

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this filing, which are not historical facts, are forward-looking statements under provisions of the Private Securities Litigation Reform Act of 1995. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the management of ReGen and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in Item 1A. Risk Factors of this Form 10-K. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2007 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Important factors that could cause actual results to differ materially include, but are not limited to, our ability to obtain FDA clearance of our 510(k) application, as more fully described below, or in the alternative, our ability to complete the PMA filing and obtain FDA approval; our ability to obtain additional financing, our ability or the ability of our distribution partners to effectively market and sell our products; our ability to procure product components and effectively produce products for resale; our ability to control production quantities and inventory in order to avoid unanticipated costs such as outdated inventory; our ability to timely collect our accounts receivable; our ability to attract and retain key employees; our ability to timely develop new products and enhance existing products; the occurrence of certain operating hazards and uninsured risks, such as product recalls; our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms; the impact of governmental regulations, changes in technology, marketing risks, and other unforeseen events that may impact our business; and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

Item 1.	Business

References in this Report to “ReGen,” the “Company,” “we,” “us” and “our” refer to ReGen Biologics, Inc., unless the context otherwise requires.

General

We are a development stage orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. Our proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. Some of these applications are marketable currently while others are in various stages of development. The Company’s first approved product using its collagen matrix technology is the CMItm, a meniscus implant cleared for sale in the European Union (“EU”) and marketed through the Company’s European subsidiary, ReGen Biologics AG. We have submitted a 510(k) to the FDA for market clearance in the U.S. of the Collagen Scaffold device, which includes an application for the reinforcement and repair of meniscus defects.

On December 28, 2005 we submitted a 510(k) premarket notification to the FDA for the ReGen® Collagen Scaffold for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue. The 510(k) filing is necessary to obtain clearance to market the Collagen Scaffold as a medical device in the United States.

The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. Over the last several years, including more recently in 2005, the FDA has cleared for marketing via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the Collagen Scaffold and that are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared as class II devices. After consideration of the basis for these clearances by FDA, clearances that occurred in 2005, and discussions with our FDA regulatory advisors, we believe that it is appropriate for FDA to regulate the Collagen Scaffold as a class II device subject to the 510(k) pre-market notification process. Accordingly, relying in part on recently cleared similar devices as predicates, we submitted a 510(k) premarket notification for the Collagen Scaffold for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue.

During the second quarter of 2006, the U.S. Food and Drug Administration (FDA) provided the Company with a letter indicating the FDA’s initial determination as to the filing status of the Company’s 510(k) Premarket Notification for its Collagen Scaffold device. In the letter, the FDA indicated that the device is not substantially equivalent (NSE) to existing class II devices already in receipt of FDA clearance. The Company appealed the FDA’s NSE decision. Subsequently, the FDA provided a letter upholding the NSE decision and indicating that the Company may submit a new 510(k) for clearance of its Collagen Scaffold device with modified indications for use in the meniscus, as suggested by the Company, and supported by appropriate clinical data. In December 2006 the Company filed a revised 510(k) submission.

Prior to the filing of a 510(k) premarket notification for the Collagen Scaffold, which includes a meniscus application, we were pursuing premarket approval for the CMI in the U.S. The CMI has been the subject of a controlled, randomized, pivotal multicenter clinical trial (MCT) and it is the subject of a modular pre-market approval application, or PMA.

Our current regulatory priority is to obtain FDA clearance for the Collagen Scaffold as a class II device through the 510(k) process. If we are not successful in gaining clearance for the Collagen Scaffold through the 510(k) process, we may complete our submission of the PMA for the CMI. We will likely not pursue completion of the PMA for the CMI product unless the regulatory efforts with respect to the 510(k) for the Collagen Scaffold are unsuccessful. We intend to continue to follow patients in the MCT, as more fully described below, which will provide valuable scientific data on long-term patient outcomes in the meniscus.

If FDA clearance is obtained, we may make the Collagen Scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body.

If the revised 510(k) is unsuccessful, the Company intends to work diligently to pursue all alternatives available to it which would result in a class II designation. There can be no assurance as to the outcome of our overall efforts to obtain either the FDA’s clearance of the Collagen Scaffold or, if we choose to pursue it, premarketing approval of the CMI for sale in the U.S.

In consideration of the filing of the 510(k) premarket notification, our current strategy is to focus on the following initiatives:

•	Obtain FDA clearance of the Collagen Scaffold;

•	Further develop our specialized distribution and marketing programs for the CMI and other ReGen products in Europe and certain other countries;

•	Develop our specialized distribution, marketing, and training programs for the Collagen Scaffold and other ReGen products in the U.S.; and

•	Conduct further research on selected product opportunities within our research and development pipeline.

Our long-term strategy is to capitalize on our proven collagen matrix technology by continuing to design, develop, manufacture and market our own products, as well as partner with key market leaders to develop and market products in targeted therapeutic areas.

To date, sales of our products have been limited. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for premarketing approval by the FDA. Before the third quarter of 2005, we distributed the CMI outside the U.S. on a non-exclusive basis pursuant to a distributorship agreement with the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”). This distributorship agreement terminated effective August 11, 2005, and ReGen now has exclusive worldwide rights to market the CMI subject to relevant regulatory clearance in each market. In 2005 we created a wholly-owned Swiss subsidiary, ReGen Biologics AG (“ReGen AG”) to conduct our European distribution activities through local market distributors and a limited number of employees to be hired by the Company or ReGen AG. In the fourth quarter of 2005, we entered into distributorship agreements with three independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, and Andorra. During 2006 our priority has been market penetration in Italy, Spain, and Germany. In Germany we have received an OPS code for third-party reimbursement of the CMI, which we expect to facilitate market penetration in that country.

We also sell the SharpShooter® Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the CMI, as well as to perform other similar arthroscopic meniscus repair procedures. The SharpShooter is currently marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD), and in Europe through ReGen AG, including Italy, Spain, and Andorra through independent medical device marketing companies in those markets. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan.

Corporate Background

ReGen Biologics, Inc., a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry. We sold or discontinued the APACHE business and changed the Company’s name to Aros Corporation in 2001. In June 2002 Aros acquired RBio, Inc. (“RBio”), formerly ReGen Biologics, Inc., as a wholly-owned subsidiary. Effective November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc., and began trading under the new ticker symbol “RGBI”, effective November 20, 2002.

Until June 21, 2002, RBio was a privately held tissue engineering company founded in 1989. RBio’s business comprises substantially all of the business conducted by ReGen; accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations. Through RBio we design, develop, manufacture and market minimally invasive human implants and medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. RBio operates an ISO 13485 certified manufacturing and research facility in Redwood City, California and trains surgeons in the use of its products at the Steadman Hawkins Foundation in Vail, Colorado and in other locations both within and outside of the U.S. RBio was headquartered in Franklin Lakes, New Jersey where our corporate management, clinical and regulatory affairs, and marketing operations remain located.

Restatement of Consolidated Financial Statements

In our Form 10-K/A for the year ended December 31, 2005 (filed on November 20, 2006), we restated our consolidated financial statements as of and for the years ended December 31, 2005, 2004, and 2003 and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, and 2003. In addition, we restated our unaudited condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and for the quarters ended June 30, 2006 and 2005 in our Forms 10-Q/A for those quarters of 2006 filed on November 20, 2006. All financial information included in this Annual Report on Form 10-K reflects our restatement, as applicable.

On November 16, 2006, following our announcement that management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of our historical stock option granting and accounting practices, we received a letter from the Division of Enforcement of the SEC requesting that we preserve all documents concerning our granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, we amended our quarterly and annual reports to include restated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. We cannot predict what consequences the SEC inquiry will have on the Company.

Our Core Technology

Our core collagen matrix technology facilitates cellular ingrowth, described as guided tissue generation. That is, if injured or deficient tissues and structures within the body are provided with a suitable environment for cellular ingrowth, the body has the ability to use its own cellular repair mechanisms to remodel into new tissue and provide reinforcement for existing tissue. We have developed a proprietary type I bovine collagen matrix material into which the body’s own cells migrate, adhere and use the scaffold as a template to generate new tissue designed to reinforce existing soft tissue structures. We believe our proprietary tissue engineering processes are capable of producing a variety of two and three dimensional collagen scaffolds with chemical, mechanical, and physical properties optimized for reinforcing existing tissue in specific sites within the body. Our initial application, the CMI, uses this technology to guide the generation of new tissue and provide reinforcement for existing tissue in the meniscus of the knee. We have a number of additional applications of our core collagen matrix technology in varying stages of development for use in and outside of the orthopedic marketplace.

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

Injury to the knee may result in a tear of the meniscus tissue. Damage to the meniscus can occur by sudden twisting of the knee or by blunt forces that impact the joint. As part of the aging process, the meniscus becomes less flexible which makes it more likely that everyday physical exertion may cause meniscus injury. Injury to meniscus cartilage can result in pain and swelling or it may cause the knee to give way or lock. According to industry data and our estimates, in 2006 there were approximately 1.6 million arthroscopic surgical procedures involving the meniscus world-wide. For purposes of our business planning and marketing activities, we assume that the U.S. approximates 70% of the world-wide market for arthroscopy products in general and more specifically those focused on the meniscus. Taking into consideration an aging population and consistent with industry research reports, our assumptions include a 5% annual growth rate for all meniscus surgical procedures.

Spending on procedures relating to meniscus damage is high. According to industry data, we estimate overall costs of $4.0 billion for meniscus procedures performed worldwide in 2006, including payments to physicians and hospitals (or other facilities).

Other than in markets where ReGen’s collagen matrix products are approved for use in the meniscus, orthopedic surgeons and their patients are currently presented with three alternatives for treatment of a torn or damaged meniscus:

(1) Partial Meniscus Removal

The procedure by which part of the meniscus is removed is called a partial meniscectomy. Based on industry data and our estimates, approximately 85% of all meniscus surgeries involve the partial removal of the meniscus, suggesting that in 2006 there were approximately 1.4 million partial meniscectomy procedures performed worldwide. A partial meniscectomy is considered the current standard of care when a meniscus repair procedure (discussed below) is not possible. The meniscus, however, will not regenerate on its own; therefore, no significant amount of new tissue fills the void left by the partial meniscectomy. According to orthopedic researchers, without the adequate protection and support provided by the meniscus, the knee joint can become unstable and the articular cartilage covering the femur and the tibia may deteriorate or degenerate. Over time, the degenerative process can lead to osteoarthritis which can cause significant reductions in patient activity and persistent and increasing knee pain.

Based on industry data and the same estimates described above, approximately 18 million partial meniscectomy procedures were performed world-wide in the last 20 years. Patients who have had a partial meniscectomy frequently require one or more partial meniscectomies in the future, removing increasingly more meniscus tissue. Eventually, these patients experience substantial articular cartilage damage, which in many cases will lead to a knee joint replacement.

(2) Meniscus Repair

For approximately the last 30 years, in certain cases surgeons have been able to preserve a damaged meniscus by performing a meniscus repair procedure. Based on industry data, we estimate that meniscus repairs represent approximately 15% of all meniscus surgical procedures. We believe that there were approximately 250,000 meniscus repair procedures performed world-wide in 2006. A meniscus repair entails suturing together or otherwise surgically connecting the torn edges of the meniscus. Once healed, the meniscus can resume its normal function. However, when the injury is in the avascular region (the area of the meniscus containing little or no blood supply) or when the meniscus is damaged to the extent that repair is not feasible, currently the only other option is the partial meniscectomy procedure.

New devices that facilitate the suture repair of a torn meniscus may allow for an increase in the percentage of meniscus tears that are repairable and they may prove to increase the overall proportion of repairs compared to partial meniscectomy procedures.

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

The ReGen Solution

The meniscus applications of ReGen’s collagen matrix products facilitate growth of new tissue to reinforce existing meniscus tissue following partial meniscectomy in the human knee. Our collagen matrix products for the meniscus are sutured into the area where torn or damaged meniscus tissue has been removed. Once sutured in place, the collagen matrix product reinforces the remaining meniscus tissue, and provides a scaffold to guide the generation of new tissue using the body’s own cellular repair mechanisms. New tissue forms and over time the collagen scaffold is absorbed by the body leaving new tissue in its place.

Based on our assessment of eligibility and in consultation with surgeons, we believe that approximately 50% of partial meniscectomy procedures could benefit from the use of one of ReGen’s collagen matrix products. In making this assessment, we assume a higher likelihood that those patients who had previously undergone surgery and those with greater meniscus loss would benefit more immediately from use of one of ReGen’s collagen matrix products. We estimate the potential world-wide market for our collagen matrix products for the meniscus to be approximately 650,000 procedures, representing approximately $1.7 billion in 2006.

Our Products

Collagen Scaffold

ReGen’s proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. We are currently seeking FDA clearance for our Collagen Scaffold in the U.S. and if clearance is obtained, we may make the Collagen Scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body.

The Collagen Scaffold is a resorbable collagen-based surgical mesh intended for use in general surgical procedures for the reinforcement and repair of soft tissue, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold provides a resorbable scaffold that is replaced by the patient’s own tissue.

CMI

The Company’s first approved product using its collagen matrix technology is the CMI, which is cleared for sale in the EU and marketed through ReGen AG. The CMI has not been approved for sale in the U.S. The CMI is intended to facilitate growth of new tissue to reinforce the remaining meniscus, and to provide certain clinical benefits. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure performed to address meniscus tears or other irreparable damage resulting from acute injury or long-term wear. The surgeon sutures the CMI to the rim of the meniscus remaining after partial meniscectomy. Once implanted, the CMI’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the CMI procedure provides the potential for certain clinical benefits, including the restoration of patient activity.

The SharpShooter Tissue Repair System

As our research and development program generates new core products, we may develop supportive products that facilitate surgery. The first example of these supportive products is the SharpShooter Tissue Repair System, or SharpShooter, a needle-advancing instrument that allows surgeons to accurately place needles in hard-to-reach locations. Although initially designed for use in suturing the meniscus applications of our collagen matrix products, the SharpShooter is also suited for use in a portion of the industry-estimated 250,000 meniscus repair procedures performed worldwide in 2006.

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

U.S. CMI Clinical Trial

ReGen is conducting a pivotal multicenter clinical trial (the “MCT”) in the U.S. The MCT is a two-arm, controlled, and randomized study comparing the CMI to the current standard of care, the partial meniscectomy. Initially, 288 patients were enrolled in the trial. At the request of surgeons participating in the trial, additional patients were added, resulting in a total of 313 patients enrolled. The study was randomized on a one-to-one basis at each of the centers participating in the MCT, resulting in a total of 162 patients receiving the CMI. The MCT is comprised of two separate protocols, one for acute patients (patients with no prior surgery to the involved meniscus), and one for chronic patients (patients with one to three prior surgeries to the involved meniscus).

Patients in the MCT were required to complete a two-year clinical follow-up. In November 2002, we completed the initial enrollment and related surgical procedures for our CMI clinical trial. By April 2003, surgical procedures were completed on the additional 25 patients. The last of the two-year clinical follow-up exams were completed in the second quarter of 2005.

Since the completion of two-year clinical follow-up exams on patients in the MCT, we have undertaken a substantial commitment to audit, analyze and tabulate the MCT data. We intend to continue to follow patients in the MCT and we believe our investment in the clinical data represents a substantial asset to the company. The MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance of the ReGen Collagen Scaffold or PMA approval of the CMI, if pursued by the Company, and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.

Both clinical protocols for the CMI specify a composite analysis of multiple endpoints. In particular, there are three primary endpoints for the clinical trial of the CMI: i) pain; ii) function; and iii) patient self-assessment (i.e. the patient’s self assessment of “the condition of the knee”), and three secondary endpoints: i) tissue growth; ii) histology; and iii) radiology. In each of these sets of three endpoints, success is defined as superiority in two out of three of the endpoints. There is an additional endpoint, activity level, measured by the Tegner Score that has success criteria specified in the MCT protocol. This endpoint is defined to include an analysis of the pre-injury, pre-operative and post-operative activity levels and can be quantified by the Tegner Index, which measures the return of activity lost due to the patient’s injury. There are a number of other variables provided for in the MCT protocols, including patient satisfaction.

A recent analysis of data from the MCT includes results for 313 patients with a minimum follow-up of two years and a mean follow-up time of 56 months. The recent analysis continues to demonstrate a measurable clinical benefit for patients receiving the CMI. The greatest measured benefits from implantation of the CMI are seen in the chronic patients. These patients, with one to three prior injuries to their meniscus, have greater meniscus loss and more knee joint degeneration than the acute patients.

A discussion of select outcomes from the MCT follows.

Safety

The results of the MCT indicate that the CMI is safe. No significant unexpected adverse events have occurred associated with the CMI. Relook arthroscopy and tissue biopsy performed as part of the MCT indicate no adverse histological effect and immunologic studies indicate no significant immune response.

Tissue Growth to Reinforce the Meniscus

Relook arthroscopy performed as part of the MCT, one-year post-implantation of the CMI, demonstrates an increase in tissue growth within the meniscal defects. The two diagrams in Figure 1 represent the medial meniscus of the human knee. The upper diagram (Post-partial Meniscectomy) shows the average amount of meniscus loss for chronic patients in the MCT. These patients had lost, on average, 63% of their meniscus. The CMI was implanted in the area of meniscus loss to reinforce remaining meniscus tissue. All CMI patients in the MCT were required to have arthroscopic re-look at one year post-surgery. The lower diagram (Post-CMI (1 year)) shows that one year after the CMI was implanted, the chronic MCT patients have a gain in tissue volume of 97% over what they would have had with a partial meniscectomy alone. These patients have, on average, 37% of their meniscus remaining after removal of their damaged meniscus tissue; however, one year post-implantation of the CMI, these patients have an average of 73% of their original meniscus volume.

Figure 1. Tissue Growth
Chronic Patients in U.S. Multicenter Trial

Re-operation Rate (Chronic Patients)

The ultimate goal of any meniscus treatment is to delay or prevent further degeneration of the joint. This is best measured by the need for additional surgery to the injured knee. Within four years post-CMI surgery, control patients in the MCT with chronic meniscus injuries have a three times greater incidence of re-operation of the injured knee than the same patient population who received the CMI (Figure 2). This result is statistically significant (p value = 0.02) and is based on an analysis that excludes re-operations for CMI patients that were part of the protocol-required relook arthroscopy and biopsy.

Figure 2. Re-operation Rate (Chronic Patients)

Patient Activity Level

The Tegner Activity Score is a validated method for assessing patient activity levels. A Tegner score of 0 means that the patient is disabled; while a score of 10 means that the patient is performing sports at a professional level. The graph below shows the mean Tegner Activity Index scores for the chronic CMI and control patients in the MCT. The Tegner Activity Index indicates on average how much the patients have regained of their activity level post-CMI surgery. Patient activity levels were measured pre-injury, pre-surgery and at the one and two year, post-surgery follow-up time points. A patient with a Tegner Activity Index of 100 regained all of the loss in activity level that they experienced as a result of their injury.

Figure 3 provides the Tegner Activity Index at 24 months post-surgery for the chronic patients in the MCT. Chronic CMI patients in the MCT have a statistically significantly (p value = 0.02) greater improvement in their activity level than control patients. These CMI patients regained an average of 42% of their activity level lost as a result of their knee injury. Control patients regained 29% of their lost activity level in the same time period.

Figure 3. Patient Activity Level

Pain and Function Outcomes

Analysis of the correlations between outcomes measured in the MCT demonstrates a statistically significant correlation between activity level, pain (measured by VAS), and function (measured by the Lysholm scoring scale). While the pain and function scores of the chronic CMI patients are equivalent to the control patients, the CMI patients experience these levels while regaining more of their lost activity.

Patient Satisfaction

Patient satisfaction was assessed in the MCT by asking patients the question: “If you had to spend the rest of your life with the symptoms you have right now, how would you feel about it?” This question allows patients to assess what aspect of their treatment outcome is most important to them. Examination of the data demonstrates that this measure of satisfaction is statistically significantly correlated to pain, function and activity level. Sixty-six percent of chronic CMI patients were satisfied with their treatment while 49% of chronic control patients were. Though this difference is not statistically significant (p value = 0.085), we believe significance is likely with a larger sample size.

Observations on Results of MCT

While the chronic patients are clinically superior to their partial meniscectomy controls in the measures noted above, acute patients in the MCT also have a significant increase in total meniscus volume equivalent to those of the chronic CMI patients. The acute patients are substantially earlier in the degenerative pathway which likely accounts for the fact that the CMI and control patients are equivalent in the clinical outcomes measured in the trial. Should these patients incur a second injury to the meniscus, they would become chronic patients as defined in the MCT. One would expect that when this happens, the acute patients who have not received the CMI will behave, over time, in the same manner as the control patients in the chronic arm of this multicenter clinical trial. It is hoped that the intervention with the CMI in these patients and the fact that they have approximately as much meniscus volume as the chronic CMI patients will help them achieve, over time, the same positive results as the chronic CMI patients in the MCT.

We are encouraged by these observations on the results from the MCT. The results indicate that the CMI is safe. We have seen positive results in tissue growth to reinforce the meniscus (Figure 1), the primary goal of the CMI. We believe that the tissue growth may delay future degenerative problems in the knee, based on the results of the Feasibility Study and the MCT. Further, we believe that positive results in the Tegner Index (Figure 3) mean that patients are better able to return to their pre-injury lifestyles. Finally, the results indicate that patient satisfaction levels are higher with the CMI than the control group.

The observations on the results of the MCT, presented on the pages above, are for informational purposes only and should not be construed as providing conclusive evidence regarding the results to be expected from the clinical trials. We are continuing to analyze the data in order to more completely interpret the observations. The observations presented on the pages above are not in any way indicative of the likelihood for FDA clearance of the Collagen Scaffold or approval of the CMI, should the Company decide to apply for it. The FDA has not yet cleared the Collagen Scaffold or approved the CMI and there is no guarantee that we will obtain such clearance or approval.

Feasibility Study Patients

Prior to beginning the MCT, we conducted a Feasibility Study of the CMI. All eight patients who participated in the Study were operated on and received the CMI at the Steadman Hawkins Clinic in Vail, Colorado. All eight patients who participated in the Study are now beyond five years post-CMI surgery. Highlights of the Feasibility Study include the eight patients having, on average, more than twice as much meniscus-like tissue as they had following the partial meniscectomy and a steady increase in patient activity levels over five years, returning to activity levels that are near those experienced prior to injury (Figure 3). None of the eight patients had any significant adverse events attributable to the CMI. A portion of these results were reported to and reviewed by the FDA prior to commencement of the MCT. Results of the Feasibility Study were published in Arthroscopy, The Journal of Arthroscopic and Related Surgery, in May 2005.

Customers, Sales and Marketing

To date, sales of our products have been limited. We have filed for clearance from the FDA to allow us to market the Collagen Scaffold as a medical device in the United States. The CMI is cleared for sale and distributed in Europe. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile, and Japan.

Before the third quarter of 2005, we distributed the CMI outside the U.S. on a non-exclusive basis pursuant to a distributorship agreement with the Centerpulse unit (“Centerpulse”) of Zimmer Holdings, Inc. (NYSE: ZMH) (“Zimmer”). This distributorship agreement terminated in 2005 and ReGen now has exclusive worldwide rights to market the CMI.

In 2005, we created a Swiss subsidiary, ReGen Biologics AG from which we conduct our European distribution activities through local market distributors and a limited number of employees hired either by the Company or its subsidiary. We entered into three distributor agreements whereby we granted each distributor exclusive distribution rights to market the CMI and non-exclusive rights to market other ReGen products in specified geographic locations. The distributors and their respective markets are as follows:

•	Xmedica s.r.l. (“Xmedica”) — Italy

•	Hoscenter, S.L. (“Hoscenter”) — all of Spain except Catalonia territory

•	Polymedic 2000, S/A (“Polymedic”) — Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Islas Baleares) and Andorra.

The initial terms of the respective agreements run through December 31, 2007. In addition to selling through the foregoing distributors, ReGen AG also sells our products directly to clinics and hospitals in Austria, Switzerland, Germany and Belgium. Direct sales are supported by employees of ReGen AG. Our priority for 2006 has been market penetration in Italy, Spain, and Germany. For 2007 we have received an OPS code for third-party reimbursement of the CMI in Germany, which we expect will facilitate market penetration in that country.

If we obtain FDA marketing clearance for the Collagen Scaffold, we plan to distribute the ReGen meniscus application of the Collagen Scaffold and other orthopedic products in the U.S. through an independent network of local or regional sales organizations. We will use our corporate base of training, marketing, product support and related functions to facilitate development of a specialized distribution infrastructure in the U.S. We have identified the following as our highest priority initiatives to support U.S. launch of the meniscus application of the Collagen Scaffold device:

•	Surgeon and patient awareness — This initiative entails scientific presentations and publications as well as development of an on-line strategy to drive consumer awareness;

•	Reimbursement — We believe we have identified an appropriate surgeon reimbursement category and plan to seek assignment to the meniscus application of our Collagen Scaffold device if FDA clearance is received. We have developed plans for a reimbursement call center and insurance company education to facilitate third-party reimbursement;

•	Surgeon training — Leading U.S. and European surgeons are participating in development of a world-wide training plan; and

•	Distribution — We have engaged a consultant experienced in our industry to plan and build a specialized marketing and distribution infrastructure, including an independent distributor network.

Linvatec, an industry leader in the arthroscopy marketplace, has a non-exclusive world-wide license to sell the SharpShooter product. Under the license agreement, Linvatec is obligated to pay us a royalty of between 10% and 12% of net sales of SharpShooters that it sells to end users. Linvatec has the right to assume production responsibility from the Company for the SharpShooter, but to date has not exercised this right. Until the right to assume production responsibility is exercised, Linvatec must buy the SharpShooter components from ReGen at a price equal to our cost. This agreement continues in force at Linvatec’s option.

Revenues Attributable to the U.S. and Foreign Countries

Following are the relative percentages of our revenue from sales to customers that was attributable to the U.S. and other countries:

	Years Ended
	December 31,
	2006	2005	2004

Sales revenue:
U.S. (Linvatec)	49%	73%	54%
Switzerland
Centerpulse	0%	7%	46%
Other	6%	2%	0%
Spain (various)	9%	2%	0%
Italy (Xmedica)	12%	4%	0%
Germany (various)	21%	9%	0%
Belgium (various)	3%	3%	0%

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

We own and/or have exclusive rights to 22 U.S. patents, 76 international patents, and 19 pending US and foreign applications. Of these patents and applications, 111 relate to the composition or application of our collagen matrix technology and 6 relate to the SharpShooter device. The expiration dates of our U.S. patents relating to the composition of our collagen matrix technology and SharpShooter device range from July 20, 2007 to June 6, 2015. Our pending patent applications include recently filed applications directed to both the advancement of our collagen matrix technology, such as membrane reinforced and lubricious coated materials, as well as a significant new device designed to fit within the SharpShooter Tissue Repair System. If we complete the PMA submission and receive FDA approval for our CMI product, we will apply for a statutory patent term extension for one of our patents covering our collagen matrix technology (potentially up to five years) in consideration for time spent in the regulatory process. Unless we receive FDA PMA approval, we will not be eligible for the statutory patent term extension.

In addition to our patents, we also own trademark registrations of the marks REGEN® and SHARPSHOOTER® and have pending trademark filings and common law rights to various other trademarks, tradenames and logos, including but not limited to REGEN BIOLOGICS and CMI.

Pursuant to an assignment and royalty agreement, we have acquired all legal rights to the SharpShooter from Dr. J. Richard Steadman, a member of our board of directors, and Modified Polymer Components, Inc. (“MPC”). In consideration for the rights granted we are obligated to pay royalties to Dr. Steadman and MPC for ten years after the first public announcement by the Company of the launch of the SharpShooter in the U.S. Royalties due to Dr. Steadman range between 2.4% and 4.8% of net sales of the SharpShooter and royalties due to MPC range between 0.6% and 1.2% of net sales of the SharpShooter. No further royalties will be due to either Dr. Steadman or MPC on net sales made beginning ten years after the launch of the

SharpShooter in the U.S. The assignment of rights under the agreement are irrevocable and cannot be invalidated, rescinded or terminated except by another written agreement executed by the parties to each assignment. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. For the calendar years 2006, 2005 and 2004, the royalty expenses under this agreement approximated $12,000, $27,000, and $10,000 respectively which is reported as cost of goods sold in the accompanying consolidated statements of operations.

Pursuant to an exclusive license agreement with Dr. Shu-Tung Li, we have acquired an exclusive, worldwide, royalty-bearing right and license to develop, manufacture or have manufactured, use, offer for sale, sell and import certain products relating to self expandable collagen implants designed to close and/or fill tissue voids, repair defects or augment soft tissue function. The agreement expires on the later of 10 years from the date of the first commercial sale of a product covered by the agreement or the date that the last-to-expire patent among certain patents expires. We have the right to terminate the agreement, for any reason, upon 30 days prior written notice to Dr. Shu-Tung Li. The company completed its payments under this license agreement during fiscal year 2000.

Research and Development

We believe that our proprietary collagen matrix technologies may have the potential to be used for the treatment of various injuries and degeneration of other tissue structures such as the intervertebral disc of the spine and articular cartilage of degenerated joints. This technology may also be used as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth applications. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. As advances in tissue growth and genetic engineering converge, we foresee potential opportunities to develop additional uses for our technologies. At this time, each of our CMI and Collagen Scaffold products acts as a matrix to facilitate growth of new tissue to reinforce existing tissue, using the body’s own cells. In the future, however, it is possible that our products may be used in conjunction with advanced forms of cellular, genetic and molecular technology.

During 2006 and 2005, our research and development was focused largely on the conduct of our CMI clinical trial and related activities in the U.S., including our undertaking to audit, analyze, and tabulate the CMI MCT data. However, we also made substantial progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. In 2006, we initiated a small European post-market surveillance designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. We have developed a prototype of a substantial new addition to our SharpShooter Tissue Repair System and during 2007, we intend to complete the U.S. and European regulatory activities required to clear the way for marketing of the new SharpShooter component. Additionally, we have made substantial progress in the ongoing refinement of our collagen scaffold manufacturing processes focused on the increase in production yields and capacity. Lastly, we have conducted early research on potential extended application of our collagen matrix technology.

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

Research and development expense approximated $6.8 million for the year ended December 31, 2006, $7.6 million for 2005, and $3.8 million for 2004.

Third-Party Reimbursement

Reimbursement outside the U.S.

In those countries where our products are approved for sale, we expect that sales volumes and prices of our products will continue to be influenced by the availability of reimbursement from governments or third-party payers. If adequate levels of reimbursement from governments or third-party payers outside of the U.S. are not obtained, international sales of our products will be limited. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for medical devices and procedures. Some foreign reimbursement systems provide for limited payments in a given period and therefore result in extended payment periods. In Germany we have received the OPS code for third-party reimbursement for the CMI, and we expect this to facilitate market penetration in this country.

Reimbursement in the U.S.

The U.S. reimbursement process is comprised of the following three elements: (1) codes that describe the products and procedures; (2) coverage or the agreement by the payer to pay for the products and procedures; and (3) the level of payment for the products and procedures.

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

Reimbursement in the U.S. is not currently available for the meniscus application of the Collagen Scaffold as the device used in the procedure has not received FDA clearance.

Obtaining reimbursement for the Collagen Scaffold can be a complex and uncertain process. The product, if cleared by the FDA, would be purchased by hospitals or ambulatory surgery centers that are reimbursed by third-party payers. Such payers include governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans.

Third-party payers have carefully negotiated payment levels for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the services that a member will receive.

We have retained the services of a reimbursement consultant to refine and implement our reimbursement strategy throughout the world. Implementation of this comprehensive strategy has begun and it will continue through the potential FDA clearance of the Collagen Scaffold in the U.S. and product launch. The current U.S. strategy incorporates the following elements:

•	Physician Coding and Payment: In 2005, a unique Category I CPT Code was created to describe meniscus transplantation. Based on dialog with relevant physician medical societies, it appears this CPT Code adequately describes the physician work involved in performing the CMI or Collagen Scaffold procedure in the meniscus. If FDA clearance is granted for the Collagen Scaffold, medical society advice regarding the application of this CPT Code for the meniscus application of the Collagen Scaffold will be formalized. At launch, we plan to support physician offices regarding procedure coding and payment through educational materials and a reimbursement support line;

•	Hospital Coding and Payment: In 2005 Medicare assigned the newly created meniscus transplantation CPT Code to the higher value arthroscopy APC payment code for the hospital. This assignment remains for 2006. Should this code be applicable to the meniscus application of the Collagen Scaffold, we hope to further augment the payment level by assessing the possibility of obtaining a payable implant code. At launch, we plan to support hospitals regarding product and procedure coding and payment through educational materials and a reimbursement support line;

•	Payer Coverage: New products and procedures are assessed for coverage by third-party payers. We intend to educate these payers on the economic and clinical benefits of the meniscus application of the Collagen Scaffold and related surgical procedure if FDA clearance is granted. We believe the availability of published data demonstrating procedure efficacy will influence payer receptivity to coverage. We expect to engage the support of surgeons to assist with this education.

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

Production and Capacity

We manufacture our collagen material products at an ISO 13485 certified production facility in Redwood City, California. We lease approximately 15,000 square feet of which approximately one-half was subleased through the end of 2006. The current lease expires on January 31, 2013. Our production facility comprises a combination of office, laboratory, clean-room and warehouse space and we utilize a variety of equipment standard to our method of collagen production and related testing. We also oversee the manufacture of and coordinate the supply of our SharpShooter product, and manage all wholesale distribution and related logistics out of our Redwood City facility. At December 31, 2006, we employed nine people in our Redwood City facility, including a Director of Manufacturing, as well as Quality Assurance, Quality Testing, Development and Production personnel.

Given the nature of the production process involved in the manufacture of our collagen materials, per unit production costs are highly variable in reverse proportion to the volume of production, i.e. per unit production costs decrease dramatically as production volume increases. We have the most experience to date in the manufacture of our CMI product. Based upon our experience in manufacturing the CMI and assumptions we make that reflect our historical experience, Figure 4 represents our estimate of the costs of production of the CMI and the meniscus application of the Collagen Scaffold at increasing annual production volumes.

Figure 4. CMI and Collagen Scaffold Unit Cost vs. Production Volume

We believe our current facility, including recapture of sublease space, will provide us with adequate production space to support expected required capacity through 2011. If we are successful in obtaining FDA clearance for the Collagen Scaffold, we anticipate total costs of up to approximately $1.5 million, a substantial portion of which are expected to be capitalized costs incurred in 2007 and 2008, to renovate the existing facility and increase production output capacity for our collagen matrix products. A substantial portion of these costs will be reimbursed by our landlord through a tenant improvement allowance pursuant to the current lease. Additional capital costs approximating $500,000 annually are anticipated to support production increases for 2009 through 2011.

We use bovine tendon as a primary raw material for production of our collagen matrix products. We obtain our tendon material through a specialized supplier which sources the material based upon specifications defined by us. The bovine material is readily available in adequate supply through U.S.-based slaughterhouses. Currently, we obtain our supply of bovine tissue from the achilles tendon of U.S. cows that are 24 months or younger in age and source the tendon material from a supplier under strict acquisition and processing guidelines, which are prescribed and audited by ReGen and subject to inspection by regulatory authorities. Additionally, ReGen is pursuing alternatives to further reduce any real or perceived risk associated with transmissible spongiform encephalopathy diseases such as bovine spongiform encephalopathy (also known as mad cow disease), including, but not limited to the use of a “closed” U.S. based herd, or the use of Australian based herds to fill its supply requirements. During 2005 we began testing of alternative tendon sources in order to further expand the availability and reduce the risk of supply interruption.

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

We purchase a variety of materials for use in the manufacture of our collagen matrix and SharpShooter products. We generally maintain approximately a six month stock of most of the raw materials used in production. In several cases we rely on a single vendor to supply critical materials or components. All of these materials and components can currently be obtained by alternative suppliers, subject to the time and other resources required to establish new vendor relationships. We believe that at this time all materials used in the production of our products are readily available.

Competition

The orthopedic industry as a whole is highly competitive. To date our strategy has involved focusing our efforts on leveraging our collagen matrix technology to address significant unmet markets. Given the genesis and early evolution of the Company, efforts have been highly focused on the surgical sports medicine area within orthopedics and more specifically the repair of damaged meniscus tissue. Currently we are not aware of any other collagen matrix product for the meniscus that has been cleared for sale outside the U.S. or is pending FDA clearance or approval in the U.S.

The primary competition for our CMI product abroad and, upon FDA clearance if granted, of the meniscus application of the Collagen Scaffold in the U.S., consists of procedure-based approaches to repair a patient’s torn or damaged meniscus. There are three primary procedures that address the damaged meniscus: (1) the partial meniscectomy, (2) meniscus repair and (3) the meniscus transplant using allograft tissue. We do not believe that implantation of either our CMI product or the meniscus application of our Collagen Scaffold currently competes with the meniscus repair or transplant procedures. We believe that our products offer the benefit of facilitating the growth of new tissue that reinforces existing meniscus tissue.

Neither the CMI nor the meniscus application of the Collagen Scaffold is competitive with products that patch or repair articular cartilage. Several companies are currently developing an approach to repairing articular cartilage that has a different function and location than the meniscus. We believe that as companies develop these technologies, they will find that it is increasingly more important to repair the damaged meniscus in order for their products to have successful long term outcomes.

We have learned that Johnson & Johnson’s Depuy subsidiary applied for and, in 2004, received FDA approval to conduct a human feasibility study using its SIS collagen technology in the meniscus. Should Johnson & Johnson or another competitor gain regulatory clearance for marketing a similar device, we believe that our intellectual property position, including extensive data from the MCT will provide a barrier to entry and allow us to demonstrate significant differentiation in the meniscus market.

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

We believe the SharpShooter has certain advantages over other inside out devices, primarily related to the gun-like handle and attachable cannula that allow the surgeon to direct the sutures into various locations of the meniscus and control the advancement of the suture. The SharpShooter also provides a platform for potential future enhancements in meniscus repair as well as application in other orthopedic areas. We believe the all inside suturing devices like the FasT-Fix also represent a potentially significant advancement in the surgical techniques used to implant the collagen scaffold and the CMI. Based upon laboratory studies conducted to date and initial feedback from Europe, we have learned that the all inside technique when used in tandem with the inside out suturing technique can significantly reduce surgical time and complexity.

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

We submitted our initial 510(k) premarket notification for the Collagen Scaffold on December 28, 2005, and claimed equivalence to other collagen based products that have been classified as surgical meshes and other class II devices cleared for marketing via 510(k) with the same or similar intended use and technological characteristics. Typically, the 510(k) premarket notification process is less costly and faster than the PMA process. We believe that multi-center, controlled studies are not necessary to establish that the Collagen Scaffold is substantially equivalent to legally marketed predicate devices. In our 510(k), we submitted two studies of clinical experience in Europe conducted by independent academic clinicians. The FDA provided us with a letter indicating the FDA’s determination that the device is not substantially equivalent (NSE) to existing class II devices already in receipt of FDA clearance. We appealed the FDA’s NSE decision, and the FDA subsequently provided a letter upholding the NSE decisions and indicating that we may submit a new 510(k) for clearance of our Collagen Scaffold device with modified indications for use in the meniscus, supported by appropriate clinical data. In December 2006 we filed a revised 510(k) submission. We intend to work diligently to pursue all alternatives available to us which would result in a class II designation. If these efforts are unsuccessful, we may pursue completion of the PMA for the CMI. There can be no assurance as to the outcome of our overall efforts to obtain the FDA’s clearance or approval for the sale of the Collagen Scaffold or the CMI, respectively, in the U.S.

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

Product Modifications

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance. Changes that do not rise to this level of significance, including certain manufacturing changes, may be made without FDA clearance, upon completion of required documentation in the manufacturer’s files and provided that valid scientific data is available to justify the change. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with the manufacturer’s determination. In contrast, after a device receives PMA approval, any change affecting the safety or effectiveness of the device, with certain exceptions, must be submitted in a PMA supplement for review and approval by FDA before making the change.

Clinical Trials

We perform clinical trials to provide data to support the FDA clearance and approval processes for our products and for use in sales and marketing. Human clinical studies are generally required in connection with the approval of Class III devices and may be required for clearance of Class II devices. Clinical trials must comply with the FDA’s regulations for protection of human subjects and good clinical practices, including institutional review board approval and informed consent. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or inconclusive or, even if the intended safety and effectiveness success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product. In addition, delays in clinical testing may occur due to voluntary actions of a company.

In the second quarter of 2005, the FDA initiated an inspection, or audit, of the Company’s records relating to the MCT and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company responded to the FDA’s audit notice and, where deemed necessary by management, took corrective action to address the investigators’ observations. In the third quarter of 2005, the Company received a warning letter from the FDA dated September 16, 2005 (the “Warning Letter”).

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

In the first quarter of 2007, the FDA initiated a re-inspection of the Company’s records relating to the CMI clinical trial and issued a Form 483 notice listing the investigators’ observations. The inspection resulted in one observation regarding the monitoring of the clinical trial and timely notification of FDA. Prior to the close of the inspection, the Company initiated corrective action on specific items identified and, subsequently, has provided a complete written response to the observation in the Form 483. Neither the Company nor its regulatory consultants believe that the single observation identified in the Form 483 would rise to the level of a Warning Letter.

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

The Company’s products are manufactured in compliance with ISO 13485 and U.S. Quality System Regulations.

Stockholders’ Agreement

As of December 31, 2006, the holders of approximately 29.07% of our outstanding common stock on an as converted basis were parties to a stockholders’ agreement. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, implementing a reverse stock split, and amending ReGen’s by-laws. In addition the parties agreed to vote in favor of the election of the following directors to ReGen’s board of directors: (1) the chief executive officer of ReGen (initially, Gerald E. Bisbee, Jr., Ph.D.); (2) two designees of Sanderling Ventures (initially, Robert G. McNeil, Ph.D. and a director deemed to be independent as defined in Section 4200(a)(15) of the National Association of Securities Dealers or the rules of any national securities exchange where the Company intends to list its common stock); and (3) four designees of a majority of the other members of the Board of Directors (initially Alan W. Baldwin, Dr. Abhi Acharya, J. Richard Steadman, M.D. and William R. Timken).

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

Credit Agreements

Zimmer, the successor-in-interest to Centerpulse, has provided us debt financing pursuant to two credit agreements. To secure our obligations under the second of these credit agreements, we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. As of December 31, 2006, we owed approximately $7.7 million under these credit facilities. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock.

Employees

As of December 31, 2006, we had 24 employees, 4 of whom were part-time employees. We have no unionized employees, nor do we have any collective bargaining agreements. We believe our relationship with our employees is good.

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

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31, 2006, we had an inception to date net loss of approximately $79.4 million, and total stockholders’ deficit of approximately $10.6 million. Historically, our net sales have varied significantly. We may need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless we receive clearance from the FDA of our 510(k) application relating to the Collagen Scaffold or the CMI is approved by the FDA and becomes commercially available in the U.S. We submitted an initial 510(k) application to the FDA in December 2005 and a submitted a revised 510(k) application with modified indications for use in the meniscus in December

2006. The 510(k) clearance process usually takes from three to nine months, but could last longer. We will likely not pursue completion of the PMA for the CMI unless the regulatory efforts with respect to the Collagen Scaffold are unsuccessful. Should the FDA provide clearance for our 510(k) application relating to the Collagen Scaffold or approve the CMI for sale in the U.S., sales of the Collagen Scaffold or the CMI, respectively, in the U.S. are not expected to occur until, at the earliest, the first quarter of 2008. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue to operate as a going concern, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

Based upon current cash reserves, including the net proceeds of the 2006 Private Placement and the March 2007 Series D Stock financing (both described under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations below), and planned spending rates for 2007, management estimates that the Company has adequate cash and investments on hand to support ongoing operations, including continuation of our marketing and distribution activities in Europe, into the fourth quarter of 2007. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, we have the intent and ability to reduce planned spending during 2007 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed before the fourth quarter of 2007. If we are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

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

As of December 31 2006, our debt was approximately $7.8 million, of which $52,000 and $14,000, respectively, were current liabilities for financed insurance premiums and capital lease obligations. This level of debt could have important consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this significant amount of debt:

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

An ongoing risk exists that the FDA’s policies, both formal and informal, may change, or be applied in new ways, or that additional government regulations may be enacted which could prevent or delay regulatory clearance or approval of potential products. In addition, recent safety issues related to certain FDA cleared or approved products already on the market may have increased the FDA’s scrutiny of safety concerns and has caused the FDA to heighten its scrutiny of clinical trial data submitted in support of marketing applications. As a result the Company’s ongoing and future clinical studies may receive increased scrutiny which could adversely affect our ability to obtain clearance of the Collagen Scaffold or pre-market approval of the CMI. In particular, the FDA has not yet cleared the Collagen Scaffold or approved the CMI and there is no guarantee that we will obtain such clearance or approval. There is no assurance that our management and administration of the clinical trials, the strength of the clinical outcomes, patient compliance and surgeon documentation will be sufficient to meet the stringent demands necessary for FDA approval. Sales of the Collagen Scaffold or the CMI, respectively, will not occur in the U.S. until the FDA either clears the Collagen Scaffold or approves the CMI for sale in the U.S.

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

In the first quarter of 2007, the FDA initiated a re-inspection of the Company’s records relating to the MCT and issued a Form 483 notice listing the investigators’ observations. The inspection resulted in one observation regarding the monitoring of the clinical trial and timely notification of FDA. Prior to the close of the inspection the Company initiated corrective action on specific items identified and, subsequently, has provided a complete written response to the observation in the Form 483. Neither the Company nor its regulatory consultants believes that the single observation identified in the Form 483 would rise to the level of a Warning Letter.

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

The Collagen Scaffold and CMI are novel products in certain respects and they contain biologic materials and so may face additional obstacles to FDA clearance or approval.

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

The FDA regulates human therapeutic products in one of three broad categories: drugs, biologics or medical devices. The FDA’s scrutiny of products containing biologic materials may be heightened. Although the Collagen Scaffold and the CMI are regulated in the U.S. as medical devices, we use a biologic material, bovine tendon, in the production of these devices. Use of this biological material in the Collagen Scaffold and the CMI may result in heightened scrutiny of our product which may result in further delays in, or obstacles to, obtaining FDA clearance of the Collagen Scaffold or approval of the CMI.

Sales of our products are largely dependent upon third party reimbursement and our performance may be harmed by health care cost containment and coverage initiatives.

In the U.S. and other markets, health care providers, such as hospitals and physicians, that purchase health care products, such as our products, generally rely on third party payers to reimburse all or part of the cost of the health care product. Such third party payers include Medicare, Medicaid and other health insurance and managed care plans. Reimbursement by third party payers may depend on a number of factors, including the payer’s determination that the use of our products is clinically useful and cost-effective, medically necessary, and not experimental or investigational. Also, third party payers are increasingly challenging the prices charged for medical products and services. Since reimbursement approval is required from each payer individually, seeking such approvals can be a time consuming and costly process. In the future, this could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of our products to each payer separately.

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

The Company has previously instituted one voluntary recall to correct a packaging design component of our SharpShooter product. We may be subject to other product recalls in the future. We manufacture medical devices that are used on patients in surgical procedures and we may be subject to product liability claims. The medical device industry has been historically litigious and we face an inherent business risk of financial exposure to product liability claims. Since our products are often implanted in the human body, manufacturing errors, design defects or packaging defects could result in injury or death to the patient. This could result in a recall of our products and substantial monetary damages. Any product liability claim brought against us, with or without merit, could result in a diversion of our resources, an increase in our product liability insurance premiums and/or an inability to secure coverage in the future. We would also have to pay any amount awarded by a court in excess of our policy limits. In addition, any recall of our products, whether initiated by us or by a regulatory agency, may result in adverse publicity for us that could have a material adverse effect on our business, financial condition and results of operations. Our product liability insurance policies have various exclusions; therefore, we may be subject to a product liability claim or recall for which we have no insurance coverage. In such a case, we may have to pay the entire amount of the award or costs of the recall. Finally, product liability insurance is expensive and may not be available in the future on acceptable terms, or at all.

Negative publicity or medical research regarding the health effects of the types of materials used in the Collagen Scaffold and the CMI could affect us.

Since December 2003, the U.S. Department of Agriculture has announced diagnoses of bovine spongiform encephalopathy, also known as mad cow disease, in adult cows in several isolated instances. This could raise public concern about the safety of using certain other animal-derived products, including the bovine tendon based material used in the Collagen Scaffold and the CMI. The U.S. Department of Agriculture has indicated that human transmission of mad cow disease is limited to nervous system tissue such as the brain, spinal cord, retina, dorsal root ganglia (nervous tissue located near the backbone), distal ileum and the bone marrow. Additionally, the literature indicates that certain steps used in the manufacture of the Collagen Scaffold or the CMI have a high probability of destroying any of the prions, or protein particles, believed to be responsible for mad cow disease, even if they were present in the tendon tissue. Currently, we obtain our supply of bovine tissue from the achilles tendon of U.S. cows that are 24 months or younger in age and source the tendon material from a third-party supplier. However, we are still subject to risks resulting from public perception that the bovine collagen may be affected by mad cow disease. To date, as a result of concerns about mad cow disease, we do not believe that we have suffered any negative financial results or received any indication that such concerns could delay or prevent clearance by the FDA of our 510(k) application relating to the Collagen Scaffold or pre-market approval of the CMI by the FDA. However, should public concerns about the safety of bovine collagen or other cow-derived substances increase, as a result of further occurrences of mad cow disease or for any other reason, we could suffer a loss of sales or face increased risks to obtaining FDA clearance or approval. This could have a material and adverse effect on our financial results.

To be commercially successful, we will have to convince physicians that using our products to repair damaged menisci is an effective alternative to existing therapies and treatments.

We believe that physicians will not widely adopt our products unless they determine based on experience, clinical data and published peer reviewed journal articles, that the use of the Collagen Scaffold, CMI, the SharpShooter or any future products we develop provides an effective alternative to conventional means of treating a damaged meniscus or other injury. To date, we have completed only limited clinical studies of the CMI and the SharpShooter. Clinical experience may not indicate that treatment with our products provides patients with sustained benefits. In addition, we believe that continued recommendations and support for the use of our products by influential physicians are essential for widespread market acceptance. If our products do not continue to receive support from these physicians or from long-term data, surgeons may not use, and the facilities may not purchase, our products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish in a superior and less expensive manner what our products are designed to accomplish. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to obtain or maintain profitability.

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

In the future, we will need to raise additional funds through equity or debt financing, collaborative relationships or other methods. Our future capital requirements depend upon many factors, including:

•	Our ability to increase revenue, which depends on whether we and our distribution partners can increase sales of our products;

•	Our ability to obtain FDA clearance of our 510(k) application relating to the Collagen Scaffold or obtain PMA approval of the CMI;

•	Our ability to effectively produce our products and adequately control the cost of production;

•	The extent to which we allocate resources toward development of our existing or new products;

•	The timing of, and extent to which, we are faced with unanticipated marketing or medical challenges or competitive pressures;

•	Our ability to successfully transfer liability for or restructure long-term facility leases for facilities that exceed our present capacity needs;

•	The amount and timing of leasehold improvements and capital equipment purchases; and

•	The response of competitors to our products.

Because of our potential long-term capital requirements, we may access the public or private equity markets whenever conditions appear to us to be favorable, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market price for our common stock. Our stock price has historically experienced significant volatility, which may make it more difficult to price a transaction at then current market prices. There can be no assurance that any such additional funding will be available when needed or on terms favorable to us, if at all.

As of December 31, 2006, a total of 88,647,645 shares of the Company’s currently authorized 165,000,000 shares of common stock were issued and outstanding. Additionally, the Company has reserved 24,306,662 shares of common stock for conversion of outstanding Preferred Stock and 49,754,894 shares of common stock for exercise of stock options and warrants.

If we obtain financing through the sale of additional equity or debt securities, this could result in dilution to our stockholders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.

In addition, in order to obtain additional equity financing, we must have a sufficient number of authorized shares available for issuance under our charter. If such shares are not available for issuance, in order to complete such financing, we would be required to seek the approval of our shareholders to effect a reverse stock split or to amend our charter to increase our authorized shares available for issuance.

We may face challenges to our patents and proprietary rights.

Our ability to develop and maintain proprietary aspects of our business, including the Collagen Scaffold, CMI and the SharpShooter, is critical for our future success. We rely on a combination of confidentiality protections, contractual requirements, trade secret protections, patents, trademarks and copyrights to protect our proprietary intellectual property. Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions. Pending patent applications may not result in issued patents. Patents issued to or licensed by us have limited remaining terms, may be challenged or circumvented by competitors, and such patents may not be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel.

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

Zimmer, the successor-in-interest to Centerpulse, has provided us debt financing pursuant to two credit agreements. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. To secure our obligations under one of the Credit Agreements (the “2000 Credit Agreement”), we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. As of December 31 2006, we owed approximately $7.7 million under these credit facilities, of which approximately $5.1 million is collateralized by a security interest in certain of our intellectual property. If a specified event of default occurs under the 2000 Credit Agreement, Zimmer may exercise its right to foreclose on certain intellectual property used as collateral for the payment of these obligations. Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

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

Our reliance on third parties to distribute our products may limit our revenue from sales.

We rely on third parties to distribute our products. The inability or lack of desire of these third parties to deliver or perform for us in a timely or cost-effective manner could limit our revenue from sales. We are subject to the risk that outside factors may prevent such third parties from meeting our distribution needs.

Although the FDA has not cleared our 510(k) application relating to the Collagen Scaffold or approved the CMI for sale in the U.S., if the FDA does clear the Collagen Scaffold or approve the CMI for sale in the U.S., we plan to contract with independent third-party sales organizations. There is no guarantee that we will be able to find suitable third parties to effectively distribute either the Collagen Scaffold or the CMI in the U.S. or elsewhere. We may not be successful in entering into distribution arrangements and marketing alliances with other third parties or if we do, we will be subject to a number of risks, including:

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

Failure to market and distribute products to our customers in a timely and cost effective manner would cause our potential future sales to decrease and our margins to fall.

Developing a sales and marketing organization is difficult, expensive and time-consuming.

The Company has created a Swiss subsidiary to conduct its European distribution activities through local market distributors and a limited number of employees to be hired by the Company or its subsidiary. The Company may elect to conduct its marketing and distribution activities itself in the U.S. Conducting marketing and distribution activities will force us to invest in sales and marketing personnel and related costs. Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have limited experience developing a sales organization and may be unsuccessful in attempting to do so. Factors that may inhibit our efforts to market our products without third party distributors include our inability to recruit and retain adequate numbers of effective sales and marketing personnel and the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to use our products. If we are unable to develop a sales and marketing operation or if such sales or marketing operation is not successful, we may not be able to increase market awareness and sell our products throughout the world.

Our reliance on Zimmer as a shareholder and lender may allow it to exert control over our actions.

Based on shares outstanding as of December 31, 2006, Zimmer beneficially owns approximately 3.5% of our common stock. Zimmer has also provided us debt financing pursuant to two credit agreements. To secure our obligations under one of the credit agreements, we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. These factors, individually or taken together, may result in Zimmer being able to exercise substantial control over the Company. In many cases, Zimmer’s interests and the Company’s interests are not aligned and Zimmer may exert control in a manner that is inconsistent with the Company’s interests.

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

Our success depends, in part, upon our ability to attract and retain qualified operating personnel. Competition for skilled personnel in the areas of research and development, manufacturing, marketing and other areas is highly competitive. In addition, we believe that our success will depend on the continued employment of our executive management team and others involved in the management and operation of the Company. We do not maintain key person life insurance for any of our personnel. To the extent we are unable to recruit or retain qualified personnel, our business may be adversely affected.

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

If our third party suppliers do not comply with federal, state and local environmental, health and safety laws and regulations applicable to the manufacture and delivery of their products, our business could be adversely affected by the effects on third party product supply and/or pricing or we could be held liable for any resulting damages.

Our business could be materially adversely impacted by risks inherent in international markets.

During the years ended December 31, 2006 and December 31, 2005, approximately 51% and 27%, respectively, of our revenue from sales was generated by customers outside the U.S. We expect that customers outside the U.S. will continue to account for a significant portion of our revenue in the future, at least until we are able to market either the Collagen Scaffold or the CMI (or other new products) in the U.S. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

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

Our full Board of Directors determines the compensation and benefits of our executive officers, administers our stock plans and employee benefit plans and reviews policies relating to the compensation and benefits of our employees. Our Board includes directors who are not independent under the listing standards of the national securities exchanges and automated quotation systems. Compensation decisions made by a Board of Directors, which is not fully independent, could result in excess, inadequate, or improperly structured compensation or benefits to our executives or other employees, which could result in a failure to retain or an inability to hire executives or other employees.

The price of our common stock has been, and will likely continue to be, volatile.

The market price of our common stock, like that of the securities of many other development stage companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past three fiscal years, the closing price of our common stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $0.26 to a high of $1.54. The market price of our common stock could be impacted by a variety of factors, including:

•	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	Disclosure of the results of regulatory proceedings, including the clearance or lack of clearance of our 510(k) application relating to the Collagen Scaffold or pre-market approval or lack of approval by the FDA of the CMI;

•	Changes in government regulation;

•	Additions or departures of key personnel;

•	Our investments in research and development or other corporate resources;

•	Announcements of technological innovations or new commercial products or services by us or our competitors;

•	Developments in the patents or other proprietary rights owned or licensed by us or our competitors;

•	The timing of new product introductions;

•	Actual or anticipated fluctuations in our operating results, including any restatements of previously reported results;

•	Our ability to effectively and consistently manufacture our products and avoid costs associated with the recall of defective or potentially defective products;

•	Our ability and the ability of our distribution partners to market and sell our products;

•	Changes in distribution channels; and

•	The ability of our vendors to effectively and timely deliver necessary materials and product components.

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

Based on shares outstanding as of December 31, 2006, the following entities beneficially own five percent or more of our common stock: Robert McNeil, Ph.D. owns approximately 26.5% (which includes shares owned by Sanderling Ventures); Sanderling Ventures owns approximately 25.8%; Gagnon Securities LLC and affiliates own approximately 7.8%; Iridian Asset Management, LLC (First Eagle Fund) owns approximately 5.8%; Shea Ventures LLC and affiliates own approximately 5.4%; and L-R Global Partners LP and L-R Global Fund, Ltd. own approximately 5.1% (3.0% and 2.1%, respectively). These stockholders, if acting together, have the ability to exert substantial influence over the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

As of December 31, 2006 the holders of approximately 29.07% of our outstanding common stock on an as converted basis are parties to a stockholders’ agreement. The parties to the stockholders’ agreement agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, implementing a reverse split of the capital stock of ReGen, amending ReGen’s certificate of incorporation to increase the number of authorized shares of common stock of ReGen and amending ReGen’s by-laws.

A substantial number of shares of our common stock are eligible for sale and this could cause our common stock price to decline significantly.

Except for the shares of common stock issued in connection with the 2006 Private Placement, and subject to the requirements of Rule 144, all of the shares of common stock outstanding as of December 31, 2006, and the shares of common stock issuable upon conversion of our preferred stock are eligible for sale. As a result, there are 93,919,509 shares eligible for sale as of March 19, 2007. Our Series A Stock and our Series C Stock are convertible into common stock on a one-for-one basis, and are convertible at any time at the election of the holders of Series A Stock and our Series C Stock. Our Series D Stock, issued in March 2007, presently is not convertible into common stock, but is mandatorily convertible upon certain corporate actions that make a sufficient number of authorized, unissued common shares available such that all issued and outstanding Series D Stock may be converted. The Company has agreed to register the 18,774,838 common shares issued in connection with the 2006 Private Placement and these shares will be eligible for sale if such registration statement becomes effective. In addition, shares of common stock issuable upon exercise of outstanding warrants and options may become eligible for sale after exercise of the respective warrants and options.

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

Our common stock is expressly subordinate to our Series A Stock, Series C Stock, and Series D Stock in the event of our liquidation, dissolution or winding up. With respect to our Series A Stock, Series C Stock, and Series D Stock, any merger or sale of substantially all of our assets shall be considered a deemed liquidation. If we were to cease operations and liquidate our assets, we would, as of December 31, 2006, first be required to pay approximately $10.9 million to the holders of our Series A Stock and Series C Stock and there may not be any remaining value available for distribution to the holders of common stock after providing for the Series A Stock and Series C Stock liquidation preference.

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

As of December 31, 2006, warrants to purchase 12,086,348 shares of our common stock at a weighted average exercise price of $0.61 per share were outstanding and exercisable and options to purchase 34,490,266 shares of common stock were outstanding, of which 13,417,813 were exercisable at a weighted average exercise price of $0.59 per share.

We issue common stock and grant stock options and warrants as payment for consulting services and the exercise of such options and warrants may result in dilution to our common stockholders.

In the past we have issued common stock and granted stock options and warrants to purchase our common stock as payment for consulting services and we may continue to do so in the future. During 2006 we issued 40,000 shares valued at approximately $18,000, to a vendor in partial payment for consulting services. In 2005, we issued 100,000 shares valued at $93,000, to the same vendor in partial payment for consulting services. In 2004, we issued 10,000 options to acquire common stock with an exercise price of $0.90 per share. To the extent that we issue additional shares of stock or such options or warrants are exercised, our shareholders will incur dilution.

We may not be able to utilize all of our net operating loss carryforwards.

The Company had a net operating loss carryforward at December 31, 2006 of approximately $67.4 million and a research and development tax credit of approximately $390,000. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, a lack of taxable income in future periods, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

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

As a result of our internal review of our historical stock option granting and accounting practices and related restatement of our financial statements, we have become subject to an informal SEC inquiry, which may not be resolved favorably and may require significant management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

Beginning in late August 2006, our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. As a result of this review, we have restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006, to include additional non-cash stock-based compensation expense. After we announced our internal review, the SEC commenced an informal inquiry regarding the Company’s stock option practices. In addition, we may become the subject of government or private litigation relating to our historical stock option granting and accounting practices. There are no assurances that the SEC inquiry will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, the SEC inquiry and any shareholder litigation may require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC inquiry or any shareholder litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. An SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future and impair our ability to grant employee equity incentives. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any new investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

As a result of our internal review of our historical stock option granting and accounting practices and related restatement of our financial statements, there may be negative tax consequences to our employees which could subject us to litigation or which may result in additional cash or non-cash compensation expense to reimburse employees for all or a portion of such loss.

Our current directors and executive officers agreed to modifications of their outstanding options to reflect higher exercise prices associated with the revised grant dates. The affected officers and directors were not compensated for the increases in their option exercise prices. Grants to other individuals remain outstanding with exercise prices that may subject an individual Company employee to negative tax consequences, such as loss of incentive stock option status or potential penalties under Internal Revenue Code section 409A. At this time, the potential personal tax consequences to our employees arising from these grants are not yet determinable. The Company has not yet determined if, or how, it will compensate its employees for any negative tax consequences. Such determination could subject us to litigation or result in additional cash or non-cash compensation expense that could adversely affect our business, results of operations, financial position and cash flows.

Our previous failure to have effective disclosure controls and procedures affected our ability to provide accurate financial and other information in our filings with the Securities and Exchange Commission, which could subject us to SEC investigation and private litigation, and could have an adverse effect on our business, results of operations or financial condition.

In December 2006 the Board of Directors adopted new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. You should note that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives, and there can be no assurance that we will be able to maintain effective disclosure controls and procedures sufficient to ensure accurate disclosure of all information that we are required to disclose in our reports filed with the SEC. Any modifications, enhancements or supplements to our disclosure controls could be costly to prepare or implement, divert the attention of our management from operating our business, and cause our operating expenses to increase over the ensuing year. Further, our stock price and reputation may be adversely affected by our previous, or any future, determination that our disclosure controls and procedures and/or internal controls over financial reporting were not effective.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real estate. Our corporate headquarters is located in Franklin Lakes, New Jersey, in approximately 2,700 square feet of leased space, and our production facility is located in Redwood City, California in approximately 15,021 square feet of leased space. We also lease 750 square feet of office space in Vail, Colorado and 778 square feet of office space in Baar, Switzerland. Our facilities are adequate for present operations.

Item 3.	Legal Proceedings

We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Historical Stock Option Practices Inquiry

On November 16, 2006, following our announcement that our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, we received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. At this time, while we intend to cooperate with the SEC inquiry, we cannot predict what consequences the SEC inquiry will have on the Company. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry.

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

	High	Low

Year Ended December 31, 2006
First Quarter	$1.02	$0.82
Second Quarter	0.93	0.64
Third Quarter	0.70	0.30
Fourth Quarter	0.52	0.26
Year Ended December 31, 2005
First Quarter	$1.41	$0.91
Second Quarter	1.00	0.90
Third Quarter	1.01	0.71
Fourth Quarter	0.98	0.75

As of March 19, 2007, the Company had 318 holders of record of its common stock.

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

Comparative Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock for the last five fiscal years, with the cumulative total return on the Standard & Poor’s 500 Index — U.S. index and the cumulative total return on the stock of a group of public companies in the orthopedic and biologics businesses. This peer group, which we selected, is comprised of Exactech, Inc.; Kyphon, Inc.; Osteotech, Inc.; Curis, Inc.; Anika Therapeutics, Inc.; and Orthovita, Inc. In 2006, Wright Medical Group, Inc. has been replaced in the peer group with Orthovita, Inc. Management has determined that Orthovita, Inc. is more aligned with the ReGen business model and technology focus, as well as being more comparable to the Company in regards to market cap size. We did not pay any dividends during this period. The Standard & Poor’s 500 Index — U.S. index and the stock prices of the companies in the peer group are published daily.

The graph assumes an investment of $100 in each of the Company, the Standard & Poor’s 500 Index — U.S. index and the peer group on January 1, 2002 and shows the cumulative total return as of each December 31 thereafter. The comparison also assumes that all dividends are reinvested and that the peer group returns are weighted for market capitalization.

Figure 5. Comparison of Cumulative Total Return Among ReGen Biologics, Inc.,
Standard and Poor’s 500 Index, and the Peer Group

	January 1, 2002	2002	2003	2004	2005	2006
ReGen Biologics, Inc.	$100.00	$512.50	$1,175.00	$1,800.00	$1,137.50	$625.00
S&P 500	100.00	76.63	96.85	105.56	108.73	123.54
Peer Group only	100.00	89.17	266.49	288.42	397.27	395.03

Item 6.	Selected Financial Data

The selected condensed consolidated financial data set forth below with respect to our consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004 and with respect to the consolidated balance sheets as of December 31, 2006 and 2005 have been derived from audited consolidated financial statements included as part of this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 from audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the following selected condensed consolidated financial data in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

All periods have been reclassified to account for the reverse merger and recapitalization between ReGen and RBio. Certain other prior year balances have been reclassified to conform to the current period’s presentation.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$586	$570	$504	$293	$781

Expenses:
Cost of goods sold	506	568	381	357	1,051
Research and development(1)	6,758	7,566	3,765	2,620	3,727
Business development, general and administrative(1)	5,874	4,246	3,563	3,031	3,821
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	—	—	—

Total expenses	13,138	12,438	7,709	6,008	8,599

Operating loss	(12,552)	(11,868)	(7,205)	(5,715)	(7,818)
Merger cost	—	—	—	—	(515)
Interest and other income	312	389	138	23	66
Rental income	313	336	332	381	511
Rental expense	(317)	(332)	(329)	(403)	(425)
Interest and other expense	(413)	(256)	(137)	(275)	(1,770)
License fees	—	—	—	—	—

Net loss	(12,657)	(11,731)	(7,201)	(5,989)	(9,951)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(110)	(219)	(762)	(4,343)	—

Net loss attributable to common stockholders	$(12,767)	$(11,950)	$(7,963)	$(10,332)	$(9,951)

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.20)	$(0.19)	$(0.35)	$(0.56)

Weighted average number of shares used for calculation of net loss per share (shares outstanding immediately after reverse merger and recapitalization used for all periods prior to reverse merger and recapitalization)	71,290	60,480	42,436	29,114	17,671

	December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents and investments	$7,916	$13,530	$12,190	$8,323	$3,474
Working capital	7,231	11,347	11,352	7,818	3,105
Total assets	9,031	14,543	12,724	9,029	4,226
Total debt including accrued interest	7,794	7,438	7,147	7,008	6,740
Series A redeemable convertible preferred stock	5,942	5,942	6,567	6,855	6,855
Series C redeemable convertible preferred stock	4,512	4,402	5,033	8,439	—
Total stockholders’ equity (deficit)	$(10,598)	$(5,889)	$(7,229)	$(14,411)	$(10,216)

(1)	Effective January 1, 2006, the Company adopted FASB Statement No. 123R, Share-Based Payment (SFAS 123R). In accordance with the provisions of SFAS 123R, the Company elected to adopt the standard using the modified prospective method. See Note 3 to the Company’s 2006 consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Consolidated Financial Statements

In our Form 10-K/A (filed on November 20, 2006), we restated our consolidated financial statements as of and for the years ended December 31, 2005, 2004, and 2003 and the selected consolidated financial data as of and for the years ended December 31, 2005, 2004, and 2003. In addition, we restated our unaudited condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005 and for the quarters ended June 30, 2006 and 2005 in our Forms 10-Q/A for those quarters of 2006 filed on November 20, 2006. All financial information included in this Annual Report on Form 10-K reflects our restatement, as applicable.

On November 16, 2006, following the Company’s announcement that its management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, the Company received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of its executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. The Company cannot predict what consequences the SEC inquiry will have on the Company.

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

ReGen’s proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company’s first approved product using its collagen matrix technology is the CMI, which is cleared for sale in the EU. We are currently seeking FDA clearance for our Collagen Scaffold in the U.S. and if obtained, we may make the Collagen Scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body.

Our current principal product offerings are the CMI and the SharpShooter. The purpose of the CMI is to facilitate growth of new tissue to reinforce existing meniscus tissue following partial meniscectomy in the human knee, and to provide certain clinical benefits. The SharpShooter is a suturing device used to facilitate the surgical implantation of the meniscus applications of our collagen matrix products, as well as to perform other similar arthroscopic meniscus repair procedures. Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy, Spain and Andorra, through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

To date sales of the Company’s products have been limited and the Company is considered a development stage enterprise. We believe the Company will emerge from the development stage when the FDA provides either clearance of our 510(k) application relating to the Collagen Scaffold or premarket approval of the CMI product for sale in the U.S. and the Company begins to earn significant revenue from its principal operations.

We will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date we receive either FDA clearance for the Collagen Scaffold or premarket approval for the CMI and we are able to market either of these products in the United States. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2006 the Company incurred a net loss of $12.66 million used $12.2 million cash in operating activities. At December 31, 2006, the Company had cash and short-term investments of $7.9 million. Based upon current cash and investment balances, including additional financing received in March 2007, and planned spending rates during 2007, including expected costs associated with continued development of our European distribution network, we believe we have adequate cash and investments on hand to support ongoing operations into the fourth quarter of 2007. If necessary, we have the intent and ability to reduce planned spending during 2007 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed before the fourth quarter of 2007. We anticipate that additional equity capital will be required beyond the fourth quarter of 2007 to support ongoing operations, including continuation of our marketing and distribution activities in Europe; to further develop our tissue growth technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of either the Collagen Scaffold or CMI, respectively, in the U.S.

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is recognized when it is either realized or realizable and earned. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed and determinable; and (4) collection of such revenue is reasonably assured. We generally recognize revenue from product sales upon the shipment of such products to our customer. Title of product passes to the customers FOB origin. Amounts billed to customers for shipping and handling are included in revenue from sales. Shipping and handling costs incurred by the Company are included in cost of goods sold. Generally, our customers do not have a right to return the product other than for quality issues.

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

Inventory Valuation

Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At December 31, 2006 and December 31, 2005, 7% and 62%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards Board (SFAS) No. 151, Inventory Costs, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of SFAS No. 151 did not have a material effect on our consolidated financial statements.

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

Share-Based Payments

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective transition method, and therefore have not restated prior periods’ results in connection with the transition. Under this transition method we recognize compensation expense for all share-based payments granted to employees (a) on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and (b) prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS No. 123. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest, generally on a straight-line basis over the requisite service period of the award. Prior to SFAS No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and accordingly, generally recognized compensation expense only when we granted options with an exercise price which was less than the fair value of our common stock on the date of grant.

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

We estimate fair value using the Black-Scholes model and the resulting values depend upon the assumptions we input into the model, including the risk-free interest rate, dividend yield, expected lives and expected volatility. We estimate the foregoing factors at the respective measurement dates of the grants. Upon examination of our historical pattern of option exercises in an effort to identify a discernable pattern, we concluded that there was not sufficient data on which to base an estimate of expected term. Consequently we decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in 2006 has been estimated to be seven years. Prior to adoption of SFAS No. 123R, we had used the grant term as the expected life, which was our best estimate of future exercise patterns. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For grants made after the Company’s merger with RBio, we estimate volatility using historical weekly closing prices of our stock since the merger through the closest date before the respective grant date.

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

The pro forma effect on net loss from operations and loss per common share for the years ended 2005 and 2004 is set forth in the notes to the consolidated financial statements — see Note (3), “Summary of Significant Accounting Policies.”

Income Taxes

The Company had a net operating loss carryforward at December 31, 2006 of approximately $67.4 million and a research and development tax credit of approximately $390,000. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of ReGen, and the effect of the reverse merger and recapitalization completed on June 21, 2002. Based on management’s evaluation of all positive and negative evidence, we have concluded that it is more likely than not that deferred tax assets resulting from future deductible amounts will not be realized. Accordingly, we have established a full valuation allowance for the net deferred tax assets.

Defined Benefit Pension Plan

We previously sponsored a defined benefit pension plan covering former employees of a former subsidiary of APACHE. This pension plan was frozen and closed to new participants in October of 1997. In December 2004, we elected to terminate the pension plan, effective March 31, 2005. At the termination date, March 31, 2005, we recognized as expense the minimum pension liability component of accumulated other comprehensive income which approximated $58,000.

In September 2005 we applied to the Internal Revenue Service for a Letter of Determination for the terminating plan. In the second quarter of 2006, we received a favorable determination from the IRS and in December 2006 we distributed participant benefits. At that time, the Company contributed approximately $185,000 to the Plan to cover the unfunded benefit obligation.

In September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, and 132R. SFAS No. 158 requires an employer that sponsors one or more single employer defined benefit plans to recognize the overfunded or underfunded status of the plan(s) as an asset or liability in the statement of financial position and to recognized changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of the plan(s) as of the date of the employer’s year-end statement of financial position, with limited exceptions. The Company adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. Adoption of SFAS No. 158 did not have a significant effect on the Company’s consolidated financial statements.

Significant New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and will be adopted by the Company in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of January 1, 2007, the beginning of the period of adoption. The Company has not determined the effect, if any, that the adoption of FIN 48 will have on its consolidated financial positions and results of operations.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effects, if any, adoption of the provisions of SFAS 157 will have on its consolidated financial statements.

RESULTS OF OPERATIONS

REVENUE.  Our revenue from sales of our products approximated $538,000 for 2006 compared with $520,000 and $461,000 for 2005 and 2004, respectively, representing approximate increases of $18,000 (3%) and $59,000 (13%) for 2006 and 2005, respectively. The remainder of our revenue is derived from related royalties, which generally are due under the license agreements when our distributor sells the product to a third party. Royalty revenue decreased approximately $2,000 or 4% for 2006 compared with an increase of $7,000 or 16% for 2005. Revenue variances result from varying levels of product sales. Historically, shipments of our products, and therefore revenue to the Company, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. CMI sales approximated 43% of total sales for 2006 compared with 17% and 37% for 2005 and 2004, respectively. SharpShooter sales approximated 57% of total 2006 sales compared with 83% and 63% of total sales for 2005 and 2004, respectively. Recent increases in CMI sales may not be indicative of a future trend.

Our distribution agreement with the Centerpulse unit of Zimmer terminated effective August 11, 2005. During 2006 and 2005 we had no CMI sales to Zimmer and limited 2005 SharpShooter sales. There will be no future sales to Zimmer under the distribution agreement. As a result of the termination of our distribution agreement with Zimmer, we have exclusive worldwide rights to market the CMI. In March 2005 we formed ReGen AG to conduct our distribution activities in Europe. Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy, Spain, and Andorra through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. During 2006 and 2005, sales to ReGen AG customers represented 100% of our CMI sales. Prior to 2005, sales to Zimmer represented 100% of our CMI sales. ReGen AG’s selling price for the CMI ranges between $1,050 and $1,600 per unit, compared with $480 per unit for CMI sales to Zimmer.

The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec. SharpShooter sales to Linvatec approximated 87% of total 2006 SharpShooter sales, compared with 88% and 84% of total SharpShooter sales for 2005 and 2004, respectively. SharpShooter sales decreased approximately $131,000 (30%) between 2005 and 2006, of which $116,000 was related to Linvatec sales. SharpShooter sales to ReGen AG customers approximated 13% of total 2006 SharpShooter sales, compared with 4% and 0% of total SharpShooter sales for 2005 and 2004, respectively. There were no SharpShooter sales to Zimmer in 2006. Sales to Zimmer represented 8% and 16% of total SharpShooter sales for 2005 and 2004, respectively.

COST OF GOODS SOLD.  Cost of goods sold approximated $506,000 for 2006 compared with $568,000 for 2005 and $381,000 for 2004. Variances result primarily from the write-down of finished goods and work in process inventories to market value. In 2006 we did not need to adjust the carrying value of CMI units to market. In 2005, although the average selling price per CMI unit had increased, production costs per unit were greater than the market price per unit. The percentage of inventory valued at below the Company’s cost at December 31, 2006, and 2005, was 7% and 62%, respectively. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The remainder of the cost of goods sold variance in each year relates to corresponding variances in sales volumes (see discussion of Revenue variances above). CMI costs approximated $262,000 for 2006 compared with $238,000 for 2005 and $155,000 for 2004. SharpShooter costs approximated $231,000 for 2006 compared with $305,000 for 2005 and $226,000 for 2004.

RESEARCH AND DEVELOPMENT.  Research and development expenses for 2006 approximated $6.8 million compared with $7.6 million for 2005 and $3.8 million for 2004. Significant factors contributing to the 2006 decrease of $800,000, or 11% include (i) $1.22 million decrease for consulting, legal and other professional services in connection with our CMI MCT, PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI MCT; (ii)$143,000 lower clinical costs related to ongoing CMI clinical trials; (iii) $328,000 decrease for patent fees for existing and new registrations and legal and consulting fees associated with patent and other intellectual property services; partially offset by (iv) $340,000 increase in production costs for research projects; (v) an approximate increase of $299,000 for cost related to training and other activities associated with our lateral CMI study in Europe; (vi) approximately $202,000 additional compensation expense related to new hires, wage increases for existing employees, and increased non-cash compensation expense related to adoption, effective January 1, 2006, of the fair value requirements of SFAS No. 123R; and (vii) approximate net increase of $50,000 for various general and administrative costs.

Significant factors contributing to the 2005 increase of $3.8 million, or 101% include (i) $4.0 million increase for consulting, legal and other professional services in connection with our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI MCT, and development projects, including prototype development of a new addition to our SharpShooter Tissue Repair System; (ii) approximately $260,000 for higher compensation related to new hires and wage increases for existing employees; partially offset by (iii) an approximate decrease of $190,000 for patent fees for existing and new registrations and legal and consulting fees associated with patent and other intellectual property services; and (iv) an approximate decrease of $313,000 related to production costs for development projects.

During 2006 and 2005, our research and development was focused largely on the conduct of our CMI MCT and related activities in the U.S., including our undertaking to audit, analyze, and tabulate the CMI MCT data. However, we also made substantial progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. In 2006, we initiated a small European post-market surveillance designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. We have developed a prototype of a substantial new addition to our SharpShooter Tissue Repair System and during 2007, we intend to complete the U.S. and European regulatory activities required to clear the way for marketing of the new SharpShooter component. Additionally, we have made substantial progress in the ongoing refinement of our collagen matrix manufacturing processes focused on the increase in production yields and capacity. Lastly, we have conducted early research on potential extended applications of our collagen matrix technology.

We believe that our proprietary collagen matrix technology has the potential to be used for the treatment of various injuries and degeneration of other tissue structures, as well as use as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. We plan to continue to use outside resources for product research. We may, in the future, hire additional research and development employees.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE.  Business development, general and administrative expenses approximated $5.87 million for 2006 compared with $4.25 million for 2005 and $3.56 million in 2004, an increase of $1.62 million, or 38%, for 2006 and $691,000, or 19%, for 2005. The 2006 and 2005 increases result primarily from development of our European marketing and distribution network and related establishment of ReGen AG to conduct these efforts. Significant contributing factors for the increase between 2005 and 2006 include (i) approximately $510,000 for compensation expense, primarily related to ReGen AG new hires and wage increases for existing employees; (ii) approximately $565,000 for non-cash compensation expense related to adoption of SFAS No. 123R and new stock option grants in 2006; (iii) approximately $345,000 legal, accounting, and other professional service in connection with stock option re-measurement and restatement of previously filed financial statements; (iv) approximately $170,000 net increase for consulting fees, education, travel, promotional activities, and similar costs in connection with development of marketing and distribution capabilities in Europe and other markets; and (v) an approximate $30,000 increase for expenses related to preparation for compliance with Section 404 of the Sarbanes-Oxley Act. Significant factors contributing to the 2005 increase include (i) $600,000 for legal, consulting and other professional services in connection with establishing and managing ReGen AG operations; marketing planning and management; developing and implementing a third-party reimbursement strategy; and developing and producing new marketing and training materials; (ii) approximately $200,000 higher compensation related to new hires and wage increases for existing employees, of which approximately $60,000 is for new hires of ReGen AG; partially offset by (iii) a decrease of $110,000 for non-cash compensation expense related to vesting of options granted in earlier periods. We expect that business development, general and administrative costs will continue to increase through 2007. In particular, the Company expects to incur additional costs during 2007 related to (i) professional fees for legal and accounting services in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; and (ii) consulting fees, new employees, education, promotional activities, and related costs in connection with development of marketing and distribution capabilities for our products both in the U.S. and in Europe.

RECOGNITION OF EXPENSE FOR THE MINIMUM PENSION LIABILITY.  We previously disclosed in our financial statements for the year ended December 31, 2004, that we had elected to terminate, effective March 31, 2005, a defined benefit pension plan covering former employees of a discontinued subsidiary. At the termination date we recognized as expense the $58,000 minimum pension liability component of accumulated other comprehensive loss. In December 2006 we contributed approximately $185,000 to fully fund benefit distributions to the plan participants. As of December 31, 2006 all plan assets had been distributed.

NON-OPERATING INCOME (EXPENSE).  Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $312,000 in 2006 compared with $389,000 for 2005 and $138,000 for 2004. The 2006 decrease of $77,000 was primarily related to earnings on decreasing balances of cash and cash equivalents and investments during 2006 compared with 2005. The 2005 increase of $251,000 related primarily to earnings on higher balances of cash and cash equivalents and investments during 2005 compared with 2004. Net rental income (expense), which is sub-lease rental revenue less rent and operating expenses, related to the sub-leased portion of our Redwood City, CA facility, approximated $(4,000) for 2006 compared with $4,000 for 2005 and $3,000 for 2004. The Redwood City sublease terminated in December 2006. For 2006 and 2005 interest and other expense includes foreign currency transaction losses approximating $36,000 and $14,000, respectively. We did not have foreign currency transaction gains or losses in 2004. Interest expense approximated $377,000 in 2006 compared with $242,000 for 2005 and $137,000 for 2004. The 2006 and 2005 increases related to interest expense approximated $135,000 or 56% and $105,000 or 77%, respectively, due to rising interest rates and interest compounding.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

During the year ended December 31, 2006, the Company invested in commercial paper and federal agency mortgage-backed securities. The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. All investments are commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value.

Cash and cash equivalents and investments approximated $7.9 million as of December 31, 2006 compared with approximately $13.5 million as of December 31, 2005. The net decrease in cash and cash equivalents and investments results from cash used to support our normal operations, for equipment purchases, and for repayment of capital lease obligations, offset by the approximate $6.7 million net proceeds of the 2006 Private Placement.

During the first quarter of 2005 we formed a wholly-owned Swiss subsidiary to conduct certain of our marketing and distribution activities outside the U.S. At December 31, 2006 and December 31, 2005 less than 1% of our cash and cash equivalents balances were held in Swiss francs. The effect on our 2006 and 2005 consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash flows

The following table sets forth our sources and uses of cash for the years ended December 31, 2006, 2005 and 2004.

	Fiscal Year
	2006	2005	2004
	(In thousands)

Net cash (used in) operations	$(12,239)	$(9,723)	$(6,112)
Net cash provided by (used in) investing activities	3,165	(4,120)	(19)
Net cash provided by financing activities	6,843	11,198	9,998
Effect of exchange rate changes on cash	(36)	(10)	—

Net (decrease) increase in cash and cash equivalents	$(2,267)	$(2,655)	$3,867

Cash used in operating activities during the year ended December 31, 2006 approximated $12.2 million, which resulted from the net loss of $12.7 million, adjusted to account for a net decrease in accounts receivables, inventory and other assets of approximately $34,000, a net decrease in accounts payable, accrued expenses and other liabilities of $899,000 together with adjustments of $1.3 million for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.7 million of operating expenses incurred in 2006 represents costs associated with our undertaking to audit, analyze, and tabulate the CMI MCT data. We believe our investment in the MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance of the ReGen Collagen Scaffold or premarket approval the CMI and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.

During the year ended December 31, 2006, we used approximately $3.3 million from our investments to fund operations, invested approximately $182,000 in property and equipment and repaid $14,000 of our capital lease obligations.

Through December 31, 2006, we have incurred cumulative inception to date net losses of approximately $79.4 million and used approximately $64.3 million in cash for operating activities. The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its Collagen Scaffold device, CMI and other products. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has submitted a 510(k) to the FDA for market clearance in the U.S. of the Collagen Scaffold, which has a meniscus application. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business.

The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Based upon current cash reserves, including the net proceeds of the 2006 Private Placement and the March 2007 Series D Stock financing, both described below; and planned spending rates for 2007, including expected costs associated with continued development of our European distribution network, management believes that the Company has adequate cash and investments on hand to support ongoing operations into the fourth quarter of 2007. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, the Company has the intent and ability to reduce planned spending during 2007 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed before the fourth quarter of 2007. The Company anticipates that additional equity capital will be required beyond the fourth quarter of 2007 to support ongoing operations, including continuation of its marketing and distribution activities in Europe; to further develop the Company’s collagen matrix technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of either the Collagen Scaffold or the CMI, respectively, in the U.S. As a result of the factors described above, in the absence of additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through at least January 1, 2008. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We previously sponsored a defined benefit pension plan covering former employees of a former APACHE subsidiary. This pension plan was frozen and closed to new participants in October of 1997. In December 2004, we elected to terminate the pension plan, effective March 31, 2005. In December 2006, we distributed all of the plan assets to the participants and we made a cash contribution of approximately $185,000 from our existing cash resources to cover the unfunded benefit obligation.

Equity Financing

On March 2, 2007 we completed the private placement of 71,429 shares of Series D convertible Preferred Stock (“Series D Stock”) to affiliates of Sanderling Ventures, which beneficially owned more than five percent of our equity as of December 31, 2006, resulting in proceeds, net of issuance costs, of approximately $2.9 million. Each share of Series D Stock is mandatorily convertible into 100 shares of ReGen’s common stock, subject to adjustment for splits or similar changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the

Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. In connection with the Series D Stock financing we issued to the investors warrants to purchase 21,429 shares of Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 2,142,900 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire 5 years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes.

Also in connection with the Series D Stock Financing, we issued to the investors options to purchase up to 71,429 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 7,142,900 shares of the Company’s common stock, exercisable for cash at $0.42 per share. The respective exercise prices are subject to adjustment for stock spits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and shall expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. Following mandatory conversion of the Series D Stock, the Company has agreed to register the common shares into which the Series D Stock is convertible, as well as the common shares issuable upon exercise of the warrants and options on one or more registration statements to be filed with the SEC.

We completed a private equity placement (“2006 Private Placement”) during the fourth quarter of 2006. Under the terms of subscription agreements, warrant certificates and option agreements dated November 30, 2006 and December 1, 2006, we sold 18,774,838 shares of restricted common stock at a price per share of $0.37, for aggregate net proceeds of approximately $6.74 million. In connection with the 2006 Private Placement we issued to the investors warrants to purchase 5,632,451 shares of common stock at an exercise price of $0.555 per share. The warrants expire 5 years after issuance. The number of shares exercisable under the warrant and the exercise price are subject to adjustment in the event of stock dividends, split-ups, recapitalizations, and similar changes in the Company’s outstanding common stock. In connection with the 2006 Private Placement we also issued to investors options to purchase up to 18,774,838 common shares, exercisable for cash at $0.37 per share within 15 days of public announcement of FDA clearance of the Company’s Collagen Scaffold device and expiring at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. The Company has agreed to register the common stock sold in the private placement as well as the common shares issuable upon the exercise of the warrants and options on one or more registration statements to be filed with the SEC.

On July 14, 2005, we completed a private placement of 14,011,178 shares of common stock (the “2005 Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $11.2 million (the “July 2005 Financing”). In connection with the July 2005 Financing, the Company issued to the purchasers warrants to purchase 3,502,797 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment (the “2005 Warrants”). The 2005 Warrants are exercisable for a period of five years from July 14, 2005. If within three years from July 14, 2005, the Company issues shares of its common stock, or other securities or instruments convertible or exchangeable for shares of its common stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. In connection with the 2006 Private Placement and the Series D Financing, the exercise price of the warrants was adjusted first to $0.84 per share, then to $0.80 per share. Pursuant to the terms of the Subscription Agreement by and between the Company and each investor, the 2005 Privately Placed Common Stock and the common stock issuable upon the exercise of the 2005 Warrants was subject to registration rights whereby the Company agreed to file a registration statement under the 1933 Act covering all of the 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants within 30 days of the closing of the 2005 Financing. On July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain shares of our Series A Stock and Series C Stock. The registration statement on Form S-1 was declared effective on August 5, 2005.

On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85 (the “April Financing”), resulting in proceeds net of issuance costs of approximately $9.9 million. The common stock sold in the private placement was subject to lock-up provisions for a period of 150 days after the completion of the private placement.

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

Subsequent to December 31, 2006, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. There were no Series A Stock or Series C Stock conversions during 2006.

During 2005 holders of 1,395,603 and 1,896,896 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C Stock conversions, $110,000 of unamortized issuance cost associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders.

During 2004 holders of 642,723 and 9,302,620 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C Stock conversions, $589,000 of unamortized issuance cost associated with the Series C Stock was immediately recognized as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. The common stock issued upon conversion is included in the shares registered in August 2005.

Debt Arrangements

We have obtained debt financing from Zimmer, the successor-in-interest to Centerpulse, a shareholder, pursuant to two credit agreements. As of December 31, 2006, we owed approximately $7.7 million under these credit facilities. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock. Accrued interest under these credit facilities is due upon maturity of the underlying principal. As of December 31, 2006, accrued interest on the credit facilities was approximately $1.7 million. The weighted average interest rate on the credit facilities was 4.90% and 3.28% for the years ended December 31, 2006 and 2005, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual obligations as of December 31, 2006:

	Payment due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
		(Dollars in thousands)

Contractual Obligations:
Notes payable and long term debt, including accrued interest	$7,744	$—	$7,744	$—	$—
Capital lease commitments, including interest	59	18	33	8	—
Redeemable Series A preferred stock(1)	5,942	—	1,981	3,961	—
Redeemable Series C preferred stock(1)	4,950	—	—	3,300	1,650
Operating lease commitments	2,447	405	766	815	461

	$21,142	$423	$10,524	$8,084	$2,111

(1)	Amounts are redeemable at the option of not less than a majority of the holders of the respective Series A and Series C Stock, as discussed in Note (14) to our audited consolidated financial statements presented elsewhere.

In April 2006, the Company entered into an amendment to the lease agreement for its manufacturing operations in Redwood City, California, under a non-cancelable operating lease. Prior to giving effect to the amendment, the existing lease would have expired on May 31, 2006. The amendment modified the original term to expire, instead, as of January 31, 2006. The amended lease term began on February 1, 2006 and continues for seven years, through January 2013. The initial base annual rent is $357,000, with scheduled annual increases. An additional $50,000 deposit was required upon execution of the amendment. In April 2006, the Company and the subtenant agreed to extend the sublease through the end of 2006 subject to certain extension and early termination provisions. The sublease terminated December 2006.

In May 2006, the Company entered into a lease agreement for office space in Baar, Switzerland, which cannot be terminated before March 31, 2007. Thereafter the lease may be terminated upon nine months notice to be given at the end of March, June or September each year. The lease provides for initial year base monthly rent approximating $1,000.

The Company owed approximately $39,000 remaining on a commercial commitment for lab testing sources and a manufacturing equipment prototype project at December 31, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our obligations as of December 31, 2006 include debt instruments equal to (i) $520,000, original principal of $350,000 plus accrued interest through 2006, bearing interest at a fixed rate of 7% that compounds annually and (ii) approximately $7.2 million, $5.7 million in original principal plus accrued interest through 2006, bearing interest that compounds annually at variable rates ranging from 3.19% to 5.69% during 2006, adjusts annually at the anniversary dates of the respective loans, and is based upon the 1 year LIBOR. The book value of the variable rate debt approximates fair value. The fair value of the fixed rate debt instrument based on our estimate of our current incremental borrowing rate of 200-400 basis points above the prime rate is approximately $378,000 at December 31, 2006. As of December 31, 2005, our obligations included debt instruments equal to (i) $486,000, original principal of $350,000 plus accrued interest through 2005, bearing interest at a fixed rate of 7% that compounds annually and (ii) approximately $6.9 million, $5.7 million in original principal plus accrued interest through 2005, bearing interest that compounds annually at variable rates ranging from 1.30% to 4.83% during 2005, adjusts annually at the anniversary dates of the respective loans, and is based upon the 1 year LIBOR. The book value of the variable rate debt approximates fair value. The fair value of the fixed rate debt instrument estimated based on the same assumptions and methodology applied in the current year was approximately $326,000 at December 31, 2005. A 100 basis point fluctuation in our estimated incremental borrowing rate would cause a variance of approximately $10,000 in the estimated fair value at December 31, 2006 and a variance of between $11,000 and $12,000 in the estimated fair value at December 31, 2005. All principal and accrued interest under these loans mature on the earlier of 36 months from the date we receive FDA approval for our CMI product, or December 31, 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors
ReGen Biologics, Inc.

We have audited the accompanying consolidated balance sheets of ReGen Biologics, Inc. and subsidiaries (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and Series A and Series C redeemable convertible preferred stock, and cash flows for each of the three years in the period ended December 31, 2006 and for the period from December 21, 1989 (inception) to December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReGen Biologics, Inc. and subsidiaries (a development stage company) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, and for the period from December 21, 1989 (inception) to December 31, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that ReGen Biologics, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring net losses and has required continued infusions of external capital to fund its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The 2006 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP

Baltimore, Maryland
March 26, 2007

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,	December 31,
	2006	2005

ASSETS
Current assets
Cash and cash equivalents	$7,268	$9,535
Short-term investments	648	3,744
Trade receivables, net of allowance for doubtful accounts of $8, as of December 31, 2006 and December 31, 2005	83	50
Inventory	220	368
Prepaid expenses and other current assets	350	295

Total current assets	8,569	13,992
Property and equipment, net	321	205
Investments	—	251
Other assets	141	95

Total assets	$9,031	$14,543

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$438	$984
Accounts payable to related party	9	2
Accrued expenses	825	1,466
Pension liability	—	163
Other current liabilities	66	30

Total current liabilities	1,338	2,645
Other liabilities	57	18
Long-term portion of capital leases	36	51
Long-term portion of notes payable to related party, including accrued interest of $1,702 and $1,332 at December 31, 2006 and December 31, 2005, respectively	7,744	7,374

Total liabilities	9,175	10,088
Series A redeemable convertible preferred stock, $0.01 par value; 15,309,822 shares authorized; issued and outstanding 13,260,025 shares at liquidation preference of $5,942 at December 31, 2006 and December 31, 2005	5,942	5,942
Series C redeemable convertible preferred stock, $0.01 par value; 30,000,000 shares authorized; issued and outstanding 11,046,637 shares at liquidation preference of $4,950 at December 31, 2006 and December 31, 2005	4,512	4,402
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 165,000,000 shares authorized; issued 88,708,171 shares at December 31, 2006, and 69,173,678 shares at December 31, 2005; 60,526 and 27,016 shares in treasury at December 31, 2006 and 2005, respectively	887	691
Additional paid-in capital	73,349	65,487
Deficit accumulated during development stage	(84,834)	(72,067)

Total stockholders’ deficit	(10,598)	(5,889)

Total liabilities and stockholders’ deficit	$9,031	$14,543

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

				Period from
				December 21, 1989
				(Inception) to
	Years Ended December 31,			December 31,
	2006	2005	2004	2006

Revenue:
Sales	$538	$520	$461	$3,914
Royalties	48	50	43	282
Grant and other revenue	—	—	—	433

Total revenue	586	570	504	4,629

Expenses:
Costs of goods sold	506	568	381	4,421
Research and development	6,758	7,566	3,765	48,655
Business development, general and administrative	5,874	4,246	3,563	30,876
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	—	58

Total expenses	13,138	12,438	7,709	84,010

Operating loss	(12,552)	(11,868)	(7,205)	(79,381)
Merger cost	—	—	—	(515)
Interest and other income	312	389	138	2,073
Rental income	313	336	332	2,547
Rental expense	(317)	(332)	(329)	(2,409)
Interest and other expense	(413)	(256)	(137)	(3,765)
License fees	—	—	—	2,050

Net loss	(12,657)	(11,731)	(7,201)	(79,400)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(110)	(219)	(762)	(5,434)

Net loss attributable to common stockholders	$(12,767)	$(11,950)	$(7,963)	$(84,834)

Basic and diluted net loss per share attributable to common stockholders	$(0.18)	$(0.20)	$(0.19)	$(3.39)

Weighted average number of shares used for calculation of net loss per share	71,289,971	60,480,225	42,436,183	25,020,014

See accompanying Notes to Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to December 31, 2006
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
Period from December 21, 1989 (inception) to December 31, 2006
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
Period from December 21, 1989 (inception) to December 31, 2006
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
Period from December 21, 1989 (inception) to December 31, 2006
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

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2006
(Dollars in thousands, except per share data)

					Stockholders Equity (Deficit)
	Series A		Series C										Deficit
	Redeemable		Redeemable		Series A - F		Series B						Accumulated	Accumulated	Total
	Convertible		Convertible		Convertible		Convertible				Additional	Deferred	During	Other	Stockholders’
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)

Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—					(7,201)	—	(7,201)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock — services rendered	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)

Balance at December 31, 2005	13,260,025	5,942	11,046,637	4,402	—	—	—	—	69,146,662	691	65,487	—	(72,067)	—	(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,183	—	—	—	1,183
Accretion of Series C Stock issuance cost	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Issuance of Common Stock- services rendered	—	—	—	—	—	—	—	—	40,000	—	18	—	—	—	18
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock-conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	18,774,838	188	6,552	—	—	—	6,740
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)

Balance at December 31, 2006	13,260,025	$5,942	11,046,637	$4,512	—	$—	—	$—	88,647,645	$887	$73,349	$—	$(84,834)	$—	$(10,598)

See accompanying Notes to Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period From
				December 21, 1989
	Years Ended December 31,			(Inception) to
	2006	2005	2004	December 31, 2006
	(Dollars in thousands)

Operating Activities
Net loss	$(12,657)	$(11,731)	$(7,201)	$(79,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,182	589	662	9,036
Amortization of debt discount for warrant and beneficial conversion feature	—	—	—	1,500
Depreciation and amortization	65	40	53	2,284
Loss on disposal of property and equipment	—	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	58	—	58
Exchange loss	36	14	—	50
Changes in operating assets and liabilities:
Other current assets and receivables	(68)	(107)	1	(339)
Inventory	148	(292)	140	(220)
Other assets	(46)	28	29	(91)
Accounts payable and accrued expenses	(810)	1,662	185	2,855
Other liabilities	(89)	16	19	(35)

Net cash used in operating activities	(12,239)	(9,723)	(6,112)	(64,293)

Investing Activities
Purchases of property and equipment	(182)	(125)	(19)	(2,309)
Changes in investments	3,347	(3,995)	—	2,297

Net cash (used in) provided by investing activities	3,165	(4,120)	(19)	(12)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	—	6
Reduction in payable to stockholder	—	—	—	(76)
Proceeds from issuance of convertible preferred stock, net of offering costs paid in cash	—	—	—	34,221
Net proceeds from issuance of common stock and warrants	6,857	11,210	10,004	28,487
Repayment on capital lease obligations	(14)	(12)	(6)	(149)
Proceeds from notes payable	—	—	—	11,410
Payments on notes payable	—	—	—	(2,323)

Net cash provided by financing activities	6,843	11,198	9,998	71,618

Effect of exchange rate changes on cash	(36)	(10)	—	(46)

Net (decrease) increase in cash and cash equivalents	(2,267)	(2,655)	3,867	7,267
Cash and cash equivalents at beginning of period	9,535	12,190	8,323	1

Cash and cash equivalents at end of period	$7,268	$9,535	$12,190	$7,268

Supplemental disclosure of cash flow information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$—	$300
Equipment purchased pursuant to capital leases	—	65	9	198
Cancellation of stock options associated with deferred stock compensation associated	—	—	—	1,250
Net assets assumed in merger	—	—	—	2,733
Conversion of bridge financing to equity	—	—	—	2,860
Beneficial Conversion of Series C Preferred Stock	—	—	—	4,292
Warrants associated with Series C Preferred Stock	—	—	—	969
Warrants associated with Series C Preferred Stock private placement agent fee	—	—	—	97
Conversion of Series A Redeemable Convertible Preferred Stock	—	625	288	913
Issuance of Common Stock-conversion of warrants	4	—	10	14
Conversion of Series C Redeemable Convertible Preferred Stock	—	850	4,168	5,018
Issuance of Common Stock for services rendered	18	93	—	111
Cash disclosure:
Cash paid for interest	5	4	2	325

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

To date, sales of the Company’s products have been limited. ReGen® will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen would emerge from the development stage when (a) the Company obtains either FDA clearance of the Collagen Scaffold device or premarket approval for the CMItm, and either product is available for sale in the U.S. and (b) the Company begins to earn significant revenue from its principal operations.

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

(2)  NATURE OF BUSINESS AND LIQUIDITY

Background

ReGen Biologics, Inc., a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry. The Company sold or discontinued the APACHE business and changed the Company’s name to Aros Corporation in 2001. In June 2002, Aros acquired RBio, formerly ReGen Biologics, Inc., as a wholly-owned subsidiary. Effective November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the new ticker symbol “RGBI”, effective November 20, 2002.

Until June 21, 2002, when it was acquired by Aros Corporation in a reverse merger, RBio was a privately held tissue engineering company. The merger included all of RBio’s business and operating activities and employees. RBio, now a wholly-owned subsidiary of the Company, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990. RBio designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. RBio was funded by the original founders in May 1990 and was headquartered in Franklin Lakes, New Jersey where the Company’s corporate management, clinical and regulatory affairs, and marketing operations remain located. RBio operates an ISO 13485 certified manufacturing and research facility in Redwood City, California and trains surgeons in the use of its products at the Steadman Hawkins Foundation in Vail, Colorado and in other locations both within and outside of the U.S.

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

Through RBio, the Company developed a proprietary type I bovine collagen matrix material into which the body’s own cells migrate, adhere, and use the scaffold as a template to generate new tissue designed to reinforce existing soft tissue structures. The Company’s proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company has filed with the United States Food and Drug Administration (“FDA”) for clearance to market the ReGen Collagen Scaffold in the U.S. If clearance is obtained, the Company may make the Collagen Scaffold device available in a flat sheet configuration in various sizes as well as in a semi-lunar shape designed for use in the meniscus, and, potentially, other configurations designed to facilitate the reinforcement and repair of soft tissue in various sites within the body.

The Company’s initial application using its collagen matrix technology is the CMI, which is cleared for sale in the EU and marketed through ReGen AG. The CMI is intended to facilitate growth of new tissue to reinforce the remaining meniscus, and to provide certain clinical benefits. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure performed to address meniscus tears or other irreparable damage resulting from acute injury or long-term wear. The surgeon sutures the CMI into the rim of the meniscus remaining after partial meniscectomy. Once implanted, the CMI’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the CMI procedure provides the potential for certain clinical benefits, including restoration of patient activity. The Company estimates that in 2006 there were approximately 1.4 million partial meniscectomy procedures performed worldwide.

The Company has also developed and markets the SharpShooter® Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implantation of the meniscus applications of the Company’s collagen matrix products, as well as to perform other similar arthroscopic meniscus repair procedures.

In 2000, the CMI and SharpShooter each received the CE Mark for distribution in the European Economic Community. In 2002, the CMI was cleared for marketing in Australia and in 2000, the SharpShooter received marketing clearance by the FDA for sale in the United States. Prior to the filing of a 510(k) premarket notification for the Collagen Scaffold product, the Company was pursuing premarket approval for the CMI in the U.S. The CMI has been the subject of a controlled, randomized, pivotal multicenter clinical trial (MCT) and is the subject of a modular pre-market approval application, or PMA, to the FDA.

Risks and Going Concern Uncertainties

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its Collagen Scaffold device, CMI and other products. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has submitted a 510(k) to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

at all. If the 510(k) process takes longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business.

If the Collagen Scaffold device is not cleared through the 510(k), we may proceed with submission to the FDA of the PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

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

The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2006, the Company incurred a net loss of $12,657 and used $12,239 of cash in operating activities. At December 31, 2006, the Company had cash and short-term investments of $7,916 and net working capital of $7,231. Based upon current cash and investment balances, including additional financing received in early 2007 (see Note 18, Subsequent Event), and planned spending rates, including expected costs associated with development of a European distribution network, management believes the Company has adequate cash and investments on hand to support ongoing operations into the fourth quarter of 2007. If necessary, the Company has the intent and ability to reduce planned spending during 2007 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed before the fourth quarter of 2007. The Company anticipates that additional equity capital will be required beyond the fourth quarter of 2007 to support ongoing operations, including continuation of its marketing and distribution activities in Europe; to further develop the Company’s collagen matrix technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of either the Collagen Scaffold or the CMI, respectively, in the U.S. As a result of the factors described above, in the absence of additional funding, there is substantial doubt about the Company’s ability to continue as a going concern through at least January 1, 2008. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $1,126 and $1,270 in a money market account and $534 and $175 in a sweep account as of December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, respectively, the Company also held cash equivalents in commercial paper of $2,380 and $3,750 and in federal agency mortgage-backed securities of $3,065 and $4,194. At December 31, 2006 and 2005, respectively, the Company held cash of $17 and $39 in a foreign account.

All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At December 31, 2006 and 2005, respectively, the Company had invested $648 and $2,751 in federal agency mortgage-backed securities. At December 31, 2005, the Company also had invested $1,244 in commercial paper. The Company did not have any material realized or unrealized gains or losses at December 31, 2006 and 2005 or for the years then ended.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation of computer, manufacturing, and office and other equipment is calculated using the straight-line method over the estimated useful lives (three to ten years), and leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term.

Income Taxes

The Company provides for income taxes in accordance with the asset and liability method, prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition

Revenue from sales of products is recognized when goods are shipped to the customer. Amounts billed to customers for shipping and handling are included in revenue from sales. Shipping and handling costs incurred by the Company are included in cost of goods sold. Our customers do not have a right to return the product other than for product defects.

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

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the years ended December 31, 2006 and December 31, 2005, approximated $36 and $14, respectively. Before 2005, the Company had no foreign currency transaction gains or losses.

Advertising Costs

All advertising costs are expensed as incurred. During the years ended December 31, 2006, 2005 and 2004, the Company expensed approximately $52, $42 and $9, respectively, as advertising costs.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners. The Company’s accumulated other comprehensive loss in 2004 comprised a minimum pension liability (see Note 12).

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $8 at both December 31, 2006 and 2005.

Fair Value of Financial Instruments and Concentrations

The carrying amount of the Company’s variable rate debt approximates fair value. The fair value of the fixed rate debt, including original principal and accrued compounded interest, approximated $378 and $326 as of December 31, 2006 and 2005, respectively. The fair value of the fixed rate debt is based on the Company’s estimate of its current incremental borrowing rate of 200 — 400 basis points above the prime rate at the respective dates. The carrying amounts of the Company’s cash and cash equivalents, held-to-maturity debt securities, trade receivables, accounts payable and accrued expenses approximate fair value due to their short-term nature.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The Company currently markets and sells two products. Our primary product, the CMI, is a type I collagen implant designed to facilitate growth of new tissue to reinforce the existing meniscus tissue remaining after a partial meniscectomy procedure in the human knee. We also sell the SharpShooter Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implantation of the Company’s collagen matrix products, as well as to perform other similar arthroscopic meniscal repair procedures.

Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy, Spain, and Andorra through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

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

In early 2005, the Company formed a wholly-owned Swiss subsidiary, ReGen AG, to conduct its marketing and distribution activities outside the United States. In the fourth quarter of 2005, the Company entered into three distributorship agreements with three independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, and Andorra. Each of the agreements grants exclusive distribution rights to market the CMI and non-exclusive rights to market other ReGen products within the specified geographic territories, as follows: (i) to Xmedica s.r.l. (“Xmedica”) in Italy; (ii) to Hoscenter, S.L. (“Hoscenter”) in all of Spain except Catalonia territory; and (iii) to Polymedic 2000, S/A (“Polymedic”) in Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Islas Baleares) and Andorra. The initial terms of the respective agreements run through December 31, 2007. Outside the geographic territories specified in the distributorship agreements, ReGen AG distributes the Company’s products directly to hospitals and clinics, primarily in Switzerland, Belgium and Germany.

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers. Concentrations of receivables and revenue by customer as of and for the years ended December 31, 2006, 2005 and 2004 are as follows:

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Receivables:(*)
U.S. (Linvatec)	17%	39%	16%
Switzerland
Zimmer (Centerpulse)	0%	0%	84%
Other (various)	7%	0%	0%
Spain (Hoscenter, Polymedic)	20%	0%	0%
Italy (Xmedica)	19%	0%	0%
Germany (various)	25%	34%	0%
Belgium (various)	12%	27%	0%
Sales revenue:
U.S. (Linvatec)	49%	73%	54%
Switzerland
Zimmer (Centerpulse)	0%	7%	46%
Other (various)	6%	2%	0%
Spain (Hoscenter, Polymedic)	9%	2%	0%
Italy (Xmedica)	12%	4%	0%
Germany (various)	21%	9%	0%
Belgium (various)	3%	3%	0%
Royalties:
U.S. (Linvatec)	100%	100%	100%

(*)	Receivable amounts are reflective of year-end balances

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained from alternative suppliers, subject to the time and other resources required to establish new vendor relationships.

At December 31, 2006 and 2005, less than 1% of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 8% and 2%, respectively, of current liabilities related to unsettled obligations denominated in foreign currencies. For the years ended December 31, 2006 and 2005, 10% and 4%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies. Before 2005 the Company did not have cash and cash equivalent balances held in foreign currency or transactions denominated in foreign currency.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payments (a) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated for the adoption of SFAS No. 123R. The Company recognizes these compensation costs only for

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

those shares expected to vest, over the requisite service period of the awards, generally, the option vesting term of four years. For grant awards with graded vesting, the Company recognizes the estimated expense on an accelerated basis; otherwise, the expense is recorded on the straight-line basis.

Total compensation expense related to the Company’s stock option plans (more fully described in Note 14) was $1,163, $495 and $662 for the years ended December 31, 2006, 2005 and 2004, respectively, of which $21, $16 and $25, respectively, related to options awarded to non-employees. No tax benefit was recognized related to share-based compensation expense since the Company has incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with the Company’s deferred tax assets. As a result of adopting SFAS No. 123R, net loss and net loss attributable to common stockholders for the year ended December 31, 2006, were each greater by $684 than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. The impact on both basic and diluted loss per share attributable to common stockholders was $0.01.

The Company uses the Black-Scholes model to estimate grant date fair value. As part of its SFAS No. 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since June 2002, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that there was not sufficient data on which to base an estimate of expected term. Consequently, the Company has decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in 2006 has been estimated to be seven years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

For the year ended December 31, 2006, the Company has granted employees and directors options to purchase 977,500 shares, of the Company’s common stock, with weighted average per share fair values of $0.58, at the grant dates. Also, in the first quarter of 2006, the Company granted options to a non-employee consultant to purchase 150,000 shares of the Company’s common stock, with a per share fair value of $0.30, at the measurement date. For the year ended December 31, 2005, the Company granted employees 66,000 options, with grant date fair values of $0.76. For the year ended December 31, 2004, the Company granted employees and directors options to purchase 891,097 shares, of the Company’s common stock, with weighted average per share fair values of $1.15, at the grant dates. Additionally, in 2004, the Company granted options to a non-employee consultant to purchase 10,000 shares of the Company’s common stock, with a per share fair value of $0.32, at the measurement date. The fair value of options granted during the years ended

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

December 31, 2006, 2005 and 2004, respectively, was estimated using the Black Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
	Employee &	Non-	Employee &	Non-	Employee &	Non-
	Director	Employee	Director	Employee	Director	Employee

Weighted average fair value of grants	$0.58	$0.75	$0.76	N/A	$1.15	$1.30
Risk free interest rate	4.44 - 4.75%	4.79%	4.21 - 4.52%	N/A	3.75 -4.80%	3.75%
Dividend yield	0%	0%	0%	N/A	0%	0%
Expected lives	7 years	7 years	10 years	N/A	10 years	10 years
Expected volatility	74.20% - 75.05%	74.30%	77.19% - 82.71%	N/A	88.81% -99.19%	99.19%

ReGen has an independent contractor services agreement with MedWork, AG, a Swiss company, pursuant to which MedWork provides specified services in connection with operating ReGen AG. In partial consideration for MedWork’s services, during 2006 and 2005 the Company issued 40,000 and 100,000 shares, respectively, of its restricted common stock to MedWork, with fair values of $18 and $93, respectively. These amounts were expensed in 2006 and 2005, as the services were performed.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with APB No. 25, under which no expense was recognized for options issued to employees where the exercise price is equal to or greater than the market value of the underlying security. Expense was recognized in the financial statements for options issued to employees where the option price is below the fair value of the underlying security, for options issued to non-employees, and for options and warrants issued in connection with financing and equity transactions (collectively referred to as “compensatory options”). Expense recognized for non-employee options is measured based on management’s estimate of fair value using the Black-Scholes model as service performance is completed. Any resulting compensation expense is recognized ratably over the related service period, except for options with graded vesting, in which case expense was recognized on an accelerated basis over the respective vesting period.

Prior to January 1, 2006, the Company provided pro forma disclosure of compensation amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation-Transition and, as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation to employees. The pro forma table below reflects net loss attributable to common stockholders and basic and diluted net loss per share attributable to common stockholders for the years ended December 31, 2005 and 2004, as though the Company had adopted the fair value recognition provision of SFAS No. 123, as follows:

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

			Period from
	Years Ended		December 21, 1989
	December 31		to December 31,
	2005	2004	2005
	(In thousands, except per share data)

Net loss attributable to common stockholders, as reported	$(11,950)	$(7,963)	$(72,067)
Add: Total stock-based employee compensation expense as reported under intrinsic value method (APB No 25) for all awards, net of related tax effects	479	637	6,898
Deduct: Total stock-based employee compensation expense determined under fair value based method (SFAS No. 123) for all awards, net of related tax effects	(1,068)	(1,200)	(13,295)

Pro forma net loss attributable to common stockholders	$(12,539)	$(8,526)	$(78,464)

Loss per share attributable to common stockholders:
Basic and diluted — as reported	$(0.20)	$(0.19)	$(3.26)
Basic and diluted — pro forma	$(0.21)	$(0.20)	$(3.54)

The following assumptions were used in the Black-Scholes option pricing model to estimate expense included in the foregoing pro forma disclosure for 2005 and 2004, respectively:

	Years Ended December 31,
	2005	2004

Risk-free interest rate	3.75 - 4.80%	3.75 - 4.80%
Dividend yield	0%	0%
Expected lives	10 years	10 years
Expected volatility	77.19 - 105.07%	88.81 - 105.07%

Adoption of New Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin (ARB) No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Adoption of SFAS No. 151 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (as defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. The Company applied SFAS No. 154 in its accounting restatement related to stock-based compensation

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

expense filed on November 20, 2006. However, the adoption of SFAS No. 154 did not have a significant impact on the Company’s consolidated financial statements.

Accounting Principles Issued But Not Yet Adopted

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be adopted by the Company in the first quarter of 2007. The cumulative effects, if any, of applying FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the effect that the adoption of FIN 48 will have on its consolidated results of operations and financial condition and is not yet in a position to determine such effects.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The guidance in SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effects, if any, adoption of the provisions of SFAS No. 157 will have on its consolidated financial statements.

(4)  FINANCIAL INSTRUMENTS

At December 31, 2006, all of the Company’s investments are federal agency mortgage-backed securities, classified as held-to-maturity, and due to mature within 1 year.

(5)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2005
	(In thousands)

Computer equipment	$104	$115
Office and other equipment	189	178
Manufacturing equipment	694	561
Leasehold improvements	1,171	1,159

	2,158	2,013
Less accumulated depreciation and amortization	(1,837)	(1,808)

	$321	$205

The Company has financed the purchase of certain of its computer and office equipment under capital lease arrangements (see Note 9, Capital Leases). Depreciation and amortization of property and equipment was $65, $40 and $53 during 2006, 2005 and 2004, respectively.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

(6)  INVENTORY

Inventory consists of the following:

	December 31,
	2006	2005
	(In thousands)

Raw material	$33	$24
Work in process	11	67
Finished goods	176	277

	$220	$368

Inventory was adjusted down $7 and $144 during 2006 and 2005, respectively, to reflect values at the lower of cost or market. At December 31, 2006 and 2005, 7% and 62%, respectively, of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

(7)  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2006	2005
	(In thousands)

Accrued professional fees	$351	$1,125
Accrued wages and vacation	378	240
Accrued printing cost	65	56
Other accrued cost	31	45

	$825	$1,466

(8)  NOTES PAYABLE

Credit Agreements

Zimmer, the successor-in-interest to Centerpulse, a shareholder of the Company, has provided debt financing to the Company pursuant to two credit agreements. During 2002, the credit agreements were amended to extend the maturity dates effectively to December 31, 2009. Accrued interest related to the credit agreements is due upon maturity of the underlying principal. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity. Until August 11, 2005 Zimmer also had a non-exclusive license to sell the Company’s CMI product outside of the United States (see Note 10). As of December 31, 2006, aggregate accrued interest under the credit agreements approximated $1,702. The weighted average interest rate for the credit agreements for the years ended December 31, 2006, 2005 and 2004 was 4.90%, 3.28% and 1.92%, respectively.

The first of the two credit agreements was entered into on November 30, 1998, and provided for financing tranches of up to $2,043. As of December 31, 2006, the Company had drawn the entire amount

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

available. The outstanding balance bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 3.19% — 5.47%, 1.51% — 4.83% and 1.32% — 3.06% during 2006, 2005 and 2004, respectively.

The second of the two credit agreements was entered into on March 15, 2000, and provided for financing tranches of up to $4,000. As of December 31, 2006, the Company had drawn the entire amount available. The interest rate on $350 of the financing is fixed at 7% compounded annually. The remaining $3,650 bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 3.69% — 5.69%, 1.30% — 4.81% and 1.14% — 2.76% during 2006, 2005 and 2004, respectively. In connection with this credit agreement, the lender has obtained a security interest in certain of the Company’s intellectual properties.

(9)  CAPITAL LEASES

Future payments under capital lease obligations at December 31, 2006 are as follows:

December 31, 2006
Capital Leases
(In thousands)

2007	$18
2008	16
2009	16
2010	8
2011	—

58
Amounts representing interest	(8)

$50

Property and equipment under capital leases at December 31, 2006 and 2005, is $45 and $62, net of accumulated amortization of $26 and $35, respectively. Amortization of assets recorded under capital leases is included in the Company’s depreciation expense.

(10)  LICENSE AGREEMENTS

Product Distribution License Agreements

In 2005, the Company entered into three distributor agreements whereby the Company granted each distributor exclusive distribution rights to market the CMI and non-exclusive rights to market other ReGen products in specified geographic locations. The distributors and their respective markets are as follows:

•	Xmedica s.r.l. (“Xmedica”) — Italy.

•	Hoscenter, S.L. (“Hoscenter”) — all of Spain except Catalonia territory.

•	Polymedic 2000, S/A (“Polymedic”) — Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Islas Baleares) and Andorra.

The initial terms of the respective agreements run through December 31, 2007.

Before the third quarter of 2005, the Company had a product distribution agreement with Centerpulse, a shareholder who is also the holder of the Company’s notes payable, to distribute the CMI outside the U.S. on

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

a non-exclusive basis. Effective August 11, 2005, Centerpulse terminated its non-exclusive distribution rights to the CMI.

During 2000, the Company entered into an exclusive distribution agreement with Linvatec to sell the SharpShooter product throughout the world. Pursuant to the terms of this agreement the distribution rights became non-exclusive in April 2002. Pursuant to the agreement, Linvatec is obligated to pay the Company a royalty on net sales of products sold by Linvatec to end users at rates between 10% and 12%. For the years ended December 31, 2006, 2005 and 2004, the amount of royalty income under this agreement was $48, $50 and $43, respectively.

Technology License Agreements

In April 1997, the Company entered into an agreement with Dr. J. Richard Steadman, a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the SharpShooter. The Company is required to pay a royalty of up to 6% (up to 4.8% to the member of the Board of Directors and up to 1.2% to an assignee of MPC) on net sales of products sold incorporating the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. The Company’s obligation under the agreement to pay royalties ceases ten years after the national launch of the SharpShooter in the U.S. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. The agreement may not be terminated except by mutual agreement of all of the parties. For the years ended December 31, 2006, 2005 and 2004, royalty expense under this agreement approximated $12, $27 and $10, respectively, of which approximated $10, $21 and $8, respectively, was for royalties due to Dr. Steadman and $2, $6 and $2, respectively, for royalties due to MPC’s assignee. Royalty expense is reported as cost of goods sold in the accompanying consolidated statements of operations.

In 1995, the Company entered into an exclusive license agreement with Dr. Shu-Tung Li, then an employee of the Company, pursuant to which the employee granted the Company an exclusive worldwide right and license to certain technology considered by the Company to be a candidate for use in its products. The licensed technology includes the rights to certain patents and to any products resulting from the use of such technology and/or patents. Under the exclusive license agreement, the Company agreed to pay the employee a license issue fee and royalties. The Company completed its payments under this license agreement during fiscal 2000. The exclusive license agreement will expire on the later to occur of ten years from the commercial sale of any licensed product (as defined in the agreement) or the date of expiration of the last to expire patent covered in the agreement. To date there have been no sales of any licensed products.

(11)  COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters in Franklin Lakes, New Jersey under a non-cancelable operating lease that expires on March 31, 2007.

The Company leases its manufacturing facility in Redwood City, California, under a non-cancelable operating lease. In April 2006, the Company entered into an amendment to this lease agreement. Prior to giving effect to the amendment, the existing lease would have expired on May 31, 2006. The amendment modified the original term to expire, instead, as of January 31, 2006. The amended lease term began on February 1, 2006 and continues for seven years, through January 2013. The initial base annual rent is $357, with scheduled annual increases. An additional $50 deposit was required upon execution of the amendment. During 2006, a portion of the manufacturing facility was sub-leased at the rate of $14 per month. The sublease terminated December 2006.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The Company has an operating lease for its Vail office that expires in January 2008, and provides for initial year base annual rent of $27, payable monthly.

In May 2006, the Company entered into an operating lease agreement for office space in Baar, Switzerland, which cannot be terminated before March 31, 2007. Thereafter the lease may be terminated upon nine months notice to be given at the end of March, June or September each year. The lease provides for initial year base monthly rent approximating $1.

Total rent expense included in the results of operations approximated $328, $273 and $276 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments under the foregoing non-cancelable operating leases are as follows at December 31, 2006:

(In thousands)

2007	$405
2008	378
2009	388
2010	401
2011	414
2012 and thereafter	461

$2,447

The Company has an employment agreement with an officer of the Company providing for minimum aggregate annual compensation of approximately $318. The contract provides for consecutive one year terms of employment which may be terminated by either party upon a ninety-day prior written notice. Additionally, the employment agreement provides for various incentive compensation payments as determined by the Company’s Board of Directors.

The Company has entered into an employment agreement with another officer of the Company providing for minimum aggregate annual compensation of approximately $202. The contract provides for consecutive one year terms of employment which may be terminated by either party upon a ninety-day prior written notice.

The Company has entered into employment agreements with three individual employees of ReGen AG, that provide for aggregate annual base salaries approximating $388. The respective agreements may be terminated by either party upon written notice, with notice periods that range between four to nine months. In each case, if employment terminates due to a change in ownership, then the Company is obligated to pay the employees’ salaries for a period of nine months. Additionally, the employment agreements provide for incentive compensation as determined by the Company’s Board of Directors.

From time to time the Company may be a defendant to lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.

On November 16, 2006, following our announcement that our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, we received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. At this time, while we intend to cooperate with the SEC inquiry, we cannot predict what consequences the SEC inquiry will have on the Company. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry.

The Company’s operations are subject to rigorous regulation by the U.S. Food and Drug Administration (FDA) and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. In the second quarter of 2005, the FDA initiated an inspection, or audit, of the Company’s records relating to the CMI clinical trial and at the conclusion of the audit issued a Form 483 notice listing the investigators’ observations. The Company responded to the FDA’s audit notice and, where deemed necessary by management, took corrective action to address the investigators’ observations. In the third quarter of 2005, as a follow-up to the notice of inspectional observations, the Company received a warning letter from the FDA indicating that at that time the FDA believed that the Company had not adequately addressed in its written response the specific observations and issues identified in the Form 483. The Company believes that it had responded to the issues raised in the Form 483 through the written response and updated procedures provided to the FDA prior to the issuance of the warning letter. Management believes that the warning letter may not have taken into account the Company’s adoption and implementation of the update procedures. In the fourth quarter of 2005, the Company submitted its written response to the warning letter, including reference to its previously submitted response to the Form 483 and the updated procedures. In the first quarter of 2007, the FDA initiated a re-inspection of the Company’s records relating to the CMI clinical trial and issued a Form 483 notice listing the investigators’ observations. The inspection resulted in one observation regarding the monitoring of the clinical trial and timely notification of FDA. Prior to the close of the inspection, the Company initiated corrective action on specific items identified and, subsequently, has provided a complete written response to the observation in the Form 483. Neither the Company nor its regulatory consultants believes that the single observation identified in the Form 483 would rise to the level of a Warning Letter. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of our PMA for the CMI, enforcement actions, injunctions, and criminal prosecution.

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

Prior to the reverse merger and recapitalization, the Company sponsored a defined benefit pension plan (“Pension Plan”) covering former employees of National Health Advisors, a former subsidiary of APACHE. The Pension Plan was amended to freeze benefit accruals and the entry of new participants effective October 31, 1997. The sale of the Company’s APACHE business in 2001 resulted in the termination of all remaining participants in the Pension Plan.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

In December 2004, the Company elected to terminate the Pension Plan, effective March 31, 2005. In December 2006, the Company distributed the plan assets to the participants and contributed $185 to the Pension Plan to cover the unfunded benefit obligation. Previously, the Company’s funding policy was to contribute annually an amount that could be deducted for federal income tax purposes and met minimum-funding standards, using an actuarial cost method and assumptions which are different from those used for financial reporting.

Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the Pension Plan funded status at December 31, 2006 and 2005, the measurement date, and significant assumptions follow.

	December 31,
	(measurement date)
	2006	2005
	(In thousands)

CHANGE IN BENEFIT OBLIGATION
Beginning of the year	$476	$438
Interest cost	28	26
Actuarial loss (gain)	12	(21)
Increase due to settlement	36	—
Increase due to change in assumptions	—	33
Benefits Paid	(552)	—

End of the year	$—	$476

CHANGE IN FAIR VALUE OF ASSETS
Beginning of the year	$325	$284
Actual return on plan assets	42	41
Employer contributions	185	—
Benefits Paid	(552)	—

End of the year	$—	$325

RECONCILIATION OF FUNDED STATUS
(Under)/over funded status	$—	$(151)
Accrued pension cost	$—	$(151)
SIGNIFICANT ASSUMPTIONS:
Discount rate	NA	5.75%
Expected return on plan assets	NA	6.26%
Rate of compensation increase	NA	NA

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

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Net periodic pension cost is as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Interest cost	$28	$26	$26
Expected return on plan assets	(21)	(18)	(16)
Recognized net actuarial loss (gain)	2	1	—

	$9	$9	$10

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

Pension Plan Assets

At December 31, 2006, all Pension Plan assets had been distributed to participants. At December 31, 2005 Pension Plan assets totaled $325, allocated as follows:

Cash and Cash Equivalents	2%
Equity	97%
Non-U.S. Equity	1%

Total	100%

(13)  RELATED PARTY TRANSACTIONS

Pursuant to a distributorship agreement, the Company had a cost reimbursement arrangement with Zimmer, also a shareholder of the Company. The cost reimbursement agreement was terminated effective August 11, 2005, in connection with termination of the Company’s distributorship agreement with Zimmer. The Company did not receive any cost reimbursements from Zimmer in 2006 or 2005. For the year ended December 31, 2004, the Company was entitled to, and recorded as a reduction of business development expenses, approximately $17.

For the years ended December 31 2005 and 2004, 7% and 46%, respectively, of the Company’s revenue was from sales to Zimmer, a related party.

At December 31, 2006 and December 31, 2005 accounts payable due to related parties represent amounts due to certain shareholders and an affiliate of a shareholder for reimbursable expenses, royalty payments and fees for services provided to the Company.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The Company’s consolidated statements of operations include the following amounts paid to related parties:

	Years Ended December 31,
	2006	2005	2004

Royalties	$10	$21	$8
Honorarium	—	3	2
Donations	8	3	8
Reimbursable expenses	6	30	3

Royalty and honorarium payments were made to an individual who is a stockholder and director of the Company. Donations were made to support orthopedic research conducted by the Steadman Hawkins Sports Medicine Foundation to, for which the same individual is a director. Reimbursable expenses were incurred in connection with the Company’s CMI MCT by a clinic affiliated with the same individual.

(14)  STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

Effective May 24, 2005 the Company amended its Amended and Restated Certificate of Incorporation, to increase the number of authorized shares of common stock from 130,000,000 to 165,000,000. As of December 31, 2006, 88,647,645 shares of common stock were outstanding. Also at December 31, 2006, the Company had reserved 24,306,662 shares of common stock for conversion of outstanding Preferred Stock and 49,754,894 shares of common stock for the exercise of outstanding stock options and warrants.

The Company’s capital structure was significantly impacted by the reverse merger and recapitalization of June 21, 2002. The information contained in this note reflects the disclosures related to all shares, options and warrants outstanding at December 31, 2006 and 2005, and where applicable, historical information related to these securities and plans.

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

The Preferred Stock is subject to Registration Rights Agreements entered into in September 2003 whereby the Preferred Stockholders have, in certain circumstances, the right to require the Company to register the common shares into which the Preferred Stock is convertible. The shares registered in August 2005 include common shares issuable upon the conversion of shares of Preferred Stock (see further discussion under Financing and Capital Transactions).

Subsequent to December 31, 2006, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. During 2006 there were no conversions of Preferred Stock. During 2005 holders of 1,395,603 and 1,896,896 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. During 2004 holders of 642,723 and 9,302,620 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C conversions, $110 and $589 of unamortized issuance cost associated with the Series C Stock was recognized in 2005 and 2004, respectively, as deemed dividends to preferred stockholders for purposes of determining net loss attributable to common stockholders. The Common Stock issued upon the 2005 and 2004 conversions was included in the shares registered in July 2004.

The Series C Stock was recorded net of issuance costs of approximately $612 (including the value of warrants issued to placement agents — see further discussion under Warrants section) and warrants issued to Series C Stockholders valued at $969. The Series C Stock is being accreted to the redemption value through a charge to retained earnings over a period of 7 years using the effective interest method.

Financings and Capital Transactions

During the fourth quarter 2006, the Company completed a $6,950 private equity placement (“2006 Private Placement”). Under the terms of subscription agreements, warrant certificates and option agreements dated November 30, 2006 and December 1, 2006, the Company sold an aggregate of 18,774,838 shares of restricted common stock at a price per share of $0.37, for aggregate proceeds of approximately $6,740, net of offering costs. In connection with the 2006 Private Placement, the Company issued to the investors warrants to purchase 5,632,451 shares of common stock at an exercise price of $0.555 per share. The warrants expire 5 years after issuance. The number of shares exercisable under the warrants and the exercise price are subject to adjustment in the event of stock dividends, split-ups, recapitalizations, and similar changes in the Company’s outstanding common stock. In addition, the Company also issued to investors in the 2006 Private Placement options to purchase up to 18,774,838 common shares, exercisable for cash at $0.37 per share within 15 days of public announcement of FDA clearance of the Company’s Collagen Scaffold device. The options expire at the earliest of the 15th day after public announcement of FDA clearance of the Company’s Collagen Scaffold device, partial exercise of the option, or December 31, 2007. The Company has agreed to register the

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

common stock sold in the 2006 Private Placement as well as the common shares issuable upon the exercise of the warrants and options on one or more registration statements to be filed with the SEC. As of December 31, 2006, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet. In connection with the 2006 Private Placement, the Company paid an aggregate of approximately $74 to Vail Securities Investments, Inc. and MedWork AG, both of whom acted as placement agents for the transaction.

On July 14, 2005, the Company completed a private placement of 14,011,178 shares of Common Stock (the “2005 Privately Placed Common Stock”) at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $11,200 (the “July 2005 Financing”). In connection with the July 2005 Financing, the Company also issued to the purchasers warrants to purchase 3,502,797 shares of the Company’s Common Stock at an initial exercise price of $1.00, subject to adjustment (the “2005 Warrants”). The 2005 Warrants are exercisable for a period of five years from the closing of the July 2005 Financing. If within three years from the date of the closing of the July 2005 Financing, the Company issues shares of its Common Stock, or other securities or instruments convertible or exchangeable for shares of its Common Stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. In connection with the 2006 Private Placement and the March 2007 Series D financing, the exercise price of the 2005 Warrants was adjusted to $0.84 and $0.80 per share.

Pursuant to the terms of the Subscription Agreement by and between the Company and each Investor, the Company agreed to file a registration statement under the 1933 Act covering all of the 2005 Privately Placed Common Stock and the common stock issuable upon the exercise of the 2005 Warrants within 30 days of the closing of the July 2005 Financing. On July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the common stock issuable upon the exercise of the 2005 Warrants as well as shares of common stock issued in 2004 in connection with the April Financing (see following) and shares of common stock issuable on conversion of certain shares of Preferred Stock. The registration statement on Form S-1 was declared effective on August 5, 2005.

On April 19, 2004, the Company completed a private placement for 12,074,595 shares of restricted common stock at a price per share of $0.85, resulting in proceeds net of issuance costs of approximately $9,866 (the “April Financing”). The common stock sold in the private placement was initially subject to lock-up provisions for a period of 150 days after the completion of the private placement.

Stock Options

In the third quarter of 2006, as previously disclosed, the Company determined that incorrect measurement dates had been used when accounting for certain of its stock options granted between July 2002 and January 2006. In each case where a change of measurement date was required, the market price of the Company’s stock on the new measurement date was higher than the original exercise price of the option.

Due to the provisions of IRC §409A, which became effective December 31, 2006 for non-qualified options granted to directors and officers, any deferred income related to non-qualified stock options issued with an exercise price less than the market value of the underlying stock on the grant date is taxable as ordinary income over the period the options vest. As a result of the required changes in measurement dates, certain of the Company’s options granted to directors and officers would be subject to the requirements of §409A.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

As a result, ReGen’s Board decided to offer directors and officers amendments to the affected options to change the exercise prices to equal the market prices on the respective revised measurement dates. All other terms (e.g., vesting, termination date, etc.) remained the same for each of the amended option grants. All of the amendments were effective on December 29, 2006, and all agreements were executed on or before the effective date. In each case, the fair value of the modified options is less than the fair value of the original award measured at the amendment date because the amendment increased the exercise prices while all other terms remained the same. Also, the affected officers and directors were not compensated for the increases in their option exercise prices. Consequently, there is no incremental compensation cost to be recognized as a result of the amendment. Some of the amended options were fully vested at the effective date of the amendment. The remainder of the options will vest over periods through January 2010 and there were no changes made to the original vesting periods. Accordingly, no reduction of grant date fair value of the options is considered appropriate.

Following are descriptions of the Company’s stock option plans and stock options granted under such plans. Also discussed below are stock options the Company has issued outside of these plans.

Employee Stock Option Plan

The Company has an Employee Stock Option Plan (the Plan) that provides up to 9,450,000 options to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. At December 31, 2006, options for 6,842,781 shares were outstanding and options for 2,481,160 shares were available for grant under the Plan. The Company has reserved 9,323,941 shares of common stock for issuance under the Plan. During 2006 the Company granted options to purchase 627,500 shares at exercise prices ranging between $0.37 and $0.99, of which, 100,000 options were granted at an exercise price that was less than the market price of the Company’s stock on the day of the grant. In December 2006, the Company repriced 5,443,381 options issued under this plan to officers and directors between July 2002 and January 2006 at prices ranging between $0.19 and $0.84, which were less than the market price of the Company’s stock on the dates of grant. The exercise prices were amended to equal the market price of the Company’s stock on the respective grant dates and ranged between $0.23 and $0.99. The weighted average original exercise price and the weighted average amended exercise price of the repriced options were $0.29 and $0.50, respectively. During 2005 the Company granted options to purchase 66,000 shares at an exercise price of $0.93, which was equal to the market price of the Company’s stock on the day of the grant. During 2004 the Company granted options to purchase 341,117 shares at exercise prices ranging between $0.90 and $1.14, of which 324,117 options were granted to employees at below the market price of the Company’s stock on the grant date.

Non-Employee Director Option Plan

In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), which was amended and restated effective April 1, 2004. The Director Option Plan is administered by a Committee composed of the Chairman of the Company’s Board of Directors and such other employee members of the Board who may be selected by the Chairman. The timing of grants and exercise price of options granted under the Director Option Plan are at the discretion of the Committee. Vesting requirements and expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

immediately vest. Aggregate grants under the Director Option Plan are limited to 2,500,000 shares subject to adjustment for stock splits and similar events. As of December 31, 2006, options for 2,122,480 shares were outstanding and options for 372,520 shares were available for grant. The Company has reserved 2,495,000 shares of common stock for issuance under the Director Option Plan. During 2006 the Company granted options to purchase 500,000 shares at an exercise price of $0.84, which was less than the market price of the Company’s stock on the date of grant. In December 2006, the Company repriced 1,550,000 options issued under this plan between May 2003 and January 2006 at original exercise prices ranging between $0.45 and $0.84, which were less than the market price of the Company’s stock on the dates of grant. The exercise prices were amended to equal the market price of the Company’s stock on the respective grant dates and ranged between $0.98 and $0.99. The weighted average original exercise price and the weighted average amended exercise price of the repriced options were $0.58 and $0.98, respectively. During 2005 no options were granted under this plan. During 2004 the Company granted options to purchase 109,980 shares at an exercise price of $0.16 and options to purchase 450,000 shares at an exercise price of $1.09. All options issued during 2004 were below the market price of the Company’s stock on the day of the grant.

Non-Employee Director Supplemental Stock Option Plan

The Company has a Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan), that provides up to 500,000 options to be issued to the Directors of the Company. The exercise price of such options shall not be less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 2006 options for 100,400 shares were outstanding and options for 324,600 shares were available for grant. The Company has reserved 425,000 shares of common stock for issuance under the Director Supplemental Option Plan. There were no grants made under this plan in 2006, 2005, or 2004.

RBio Plans

The Company has outstanding options to purchase its common stock pursuant to certain RBio plans that were closed in conjunction with the merger between the Company and RBio on June 21, 2002. Pursuant to the merger the Company assumed RBio options to purchase an aggregate of 8,193,463 shares of the Company’s common stock, at a weighted average exercise price of $0.38 and with exercise prices ranging from $0.13 to $0.53. All options assumed from RBio were fully vested upon the effective date of the merger. During 2006, options granted under RBio plans to purchase 219,960 shares of the Company’s stock were exercised at a price of $0.53 and options to purchase 41,243 shares of the Company’s stock expired. At December 31, 2006, options to purchase an aggregate of 6,499,767 shares remained outstanding and were fully exercisable.

2006 Financing Options

In connection with the 2006 Private Placement, the Company issued to investors options to purchase up to 18,774,838 common shares, exercisable for cash at $0.37 per share within 15 days of FDA clearance of the Company’s Collagen Scaffold device. The options expire at the earliest of the 15th day after such clearance, partial exercise of the option, or December 31, 2007. These options were not exercisable at December 31, 2006. Information related to these options is excluded from the table below, given the financing nature of these instruments.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

Other Non Plan Grants

In addition to the grants made pursuant to the forgoing financing and stock option plans, the Company has granted options to purchase 401,288 shares to certain non-employees. These options are included in the table below. Of the total granted, options for 150,000 shares are outstanding at December 31, 2006 and fully exercisable at an exercise price of $7.75. These remaining options expired January 7, 2007.

Option Activity

Option activity under the foregoing stock option plans and non-plan grants, excluding the 2006 financing options, as of December 31, 2006, and changes during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Options Outstanding
			Weighted-
	Number of		Average Price
	Shares	Price Per Share	Per Share

Balance at December 31, 2003	15,564,655	$0.08 – $13.00	$0.60
Options granted	901,097	$0.16 – $ 1.14	$0.91
Options canceled	(37,566)	$0.19 – $ 0.92	$0.45
Options exercised	(261,109)	$0.08 – $ 0.53	$0.30
Options expired	(182,189)	$0.16 – $ 4.29	$1.71

Balance at December 31, 2004	15,984,888	$0.08 – $13.00	$0.61
Options granted	66,000	$ 0.93	$0.93
Options canceled	(232,615)	$0.22 – $ 0.45	$0.35
Options exercised	(20,000)	$ 0.17	$0.17
Options expired	(612,529)	$0.16 – $ 8.18	$0.41

Balance at December 31, 2005	15,185,744	$0.08 – $13.00	$0.62
Options granted	1,127,500	$0.37 – $ 0.99	$0.78
Options canceled	(6,351)	$0.93 – $ 1.14	$1.01
Options exercised	(343,688)	$0.26 – $ 0.53	$0.43
Options expired	(247,777)	$0.53 – $13.00	$9.32

Balance at December 31, 2006	15,715,428	$0.08 – $ 7.75	$0.61

During 2006, excluding the 2006 financing options, the Company granted 1,127,500 stock options with a per share weighted average fair value of $0.60 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. During 2005, the Company granted 66,000 stock options with a per share weighted average fair value of $0.76 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. During 2004, the Company granted 901,097 stock options with a per share weighted average fair value of $1.16 estimated in a similar manner.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The following table summarizes information about options, excluding the 2006 financing options, at December 31, 2006:

Options Outstanding				Options Exercisable
		Weighted				Weighted
	Weighted	Average	Aggregate		Weighted	Average	Aggregate
	Average	Remaining	Intrinsic		Average	Remaining	Intrinsic
	Exercise	Contractual	Value		Exercise	Contractual	Value
Total Shares	Price	Life in Years	(In thousands)	Total Shares	Price	Life in Years	(In thousands)

15,715,428	$0.61	5.11	$1,642	13,417,813	$0.59	4.66	$1,472

Nonvested stock awards, excluding the 2006 financing options, as of December 31, 2006 and changes during the years ended December 31, 2006, 2005 and 2004 were as follows:

	Nonvested
		Weighted-
		Average
	Number of	Grant Date
	Shares	Fair Value

Balance at December 31, 2005	2,691,524	$0.74
Granted	1,127,500	0.60
Canceled	(6,351)	1.02
Vested	(1,515,058)	0.76

Balance at December 31, 2006	2,297,615	0.62

As of December 31, 2006, unrecognized share based compensation cost associated with non-vested employee and non-employee options approximated $1,260 and $33, respectively, which is expected to be recognized over weighted average periods of 1.82 and 3.01, respectively.

Warrants

As of December 31, 2006, warrants to purchase 12,086,348 shares of our common stock at a weighted average exercise price of $0.61 per share were outstanding and exercisable.

In connection with the 2006 Private Placement, the Company issued to the purchasers warrants (the “2006 Warrants”) to purchase 5,632,451 shares of the Company’s common stock at an exercise price of $0.555 per share, subject to adjustment for stock dividends, split-ups, recapitalizations, reclassifications, reorganizations, liquidations, consolidation, acquisition of the Company, and similar events. The 2006 Warrants were exercisable upon issuance and will expire five years after issuance.

In connection with the July 2005 Financing, the Company issued to the purchasers warrants (the “2005 Warrants”) to purchase 3,502,797 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment. If within three years from the date of the closing of the July 2005 Financing, the Company issues shares of its Common Stock, or other securities or instruments convertible or exchangeable for shares of its Common Stock, at a net price per share less than $0.85, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. As a result of the 2006 Private Placement, the exercise price of the 2005 Warrants was adjusted to $0.84 per share. The 2005 Warrants are exercisable for a period of five years from the closing of the July 2005 Financing. Pursuant to the terms of the Subscription Agreement by and between the Company and each investor, on July 22, 2005 the Company filed a preliminary registration statement with the SEC on Form S-1 covering all of the shares of 2005 Privately Placed Common Stock and the common shares underlying the 2005 Warrants, as well as shares of 2004 Privately Placed Common Stock and shares of common stock issuable on conversion of certain

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

shares of our Preferred Stock. The registration statement on Form S-1 was declared effective on August 5, 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

(15)  INCOME TAXES

The Company has differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Current	$—	$—	$—
Deferred	(4,007)	(4,795)	(2,890)
Valuation allowance	4,007	4,795	2,890

	$—	$—	$—

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Tax at statutory rate	$(4,425)	$(4,114)	$(2,520)
State taxes	(609)	(635)	(388)
Permanent items	194	(72)	8
R&D tax credit and net operating loss carryforward expiration	286	53	—
Effective rate change	378	—	—
Difference between U.S. and Swiss rates	138	—	—
Other	31	(27)	10
Increase in valuation allowance	4,007	4,795	2,890

	$—	$—	$—

The Company’s inception to date provision for income taxes was zero and includes similar items, on a cumulative basis, as the three-year amounts shown in the table above. Net loss related to the Company’s foreign operations approximated $743 for the year ended December 31, 2006 and was immaterial for the year ended December 31, 2005.

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carryforward	$26,692	$23,112
Accrued expenses	440	176
Stock-based compensation	2,670	2,455
Property, plant and equipment	325	357
Intangible assets	23	23
R&D credit carryforward	390	410

	30,540	26,533
Valuation allowances	(30,540)	(26,533)

	$—	$—

The net operating loss carryforward as of December 31, 2006 and 2005 approximated $67.4 million and $57.0 million, respectively. The research and development tax credit as of December 31, 2006 and 2005 approximated $390 and $404, respectively. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and its subsidiaries, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

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

(17)  QUARTERLY RESULTS — UNAUDITED

The following table sets forth certain unaudited quarterly financial data for fiscal 2006 and 2005. This unaudited information has been prepared on the same basis as the audited information included elsewhere in

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

this annual report and includes all adjustments necessary to present fairly the information set forth therein. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2006				Fiscal Year 2005
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(Dollars in thousands, except per share data)

Revenue	$168	$115	$145	$158	$155	$191	$103	$121

Expenses:
Cost of goods sold	146	94	122	144	242	119	72	135
Research and development	2,917	1,643	1,148	1,050	930	1,342	1,982	3,312
Business development, general and administrative	1,123	1,414	1,526	1,811	997	1,078	1,040	1,131
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	58	—	—	—

Total expenses	4,186	3,151	2,796	3,005	2,227	2,539	3,094	4,578

Operating Loss	(4,018)	(3,036)	(2,651)	(2,847)	(2,072)	(2,348)	(2,991)	(4,457)
Interest and other income	119	86	56	51	57	54	131	147
Rental income	79	85	85	64	78	85	89	84
Rental expense	(78)	(70)	(90)	(79)	(77)	(84)	(88)	(83)
Interest and other expense	(84)	(112)	(97)	(120)	(53)	(59)	(66)	(78)

License Fees
Net loss	(3,982)	(3,047)	(2,697)	(2,931)	(2,067)	(2,352)	(2,925)	(4,387)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(27)	(27)	(27)	(29)	(126)	(39)	(27)	(27)

Net loss attributable to common stockholders	$(4,009)	$(3,074)	$(2,724)	$(2,960)	$(2,193)	$(2,391)	$(2,952)	$(4,414)

Basic and diluted net loss per share attributable to common stockholders	$(0.06)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.04)	$(0.06)

Weighted average number of shares used for calculation of net loss per share	69,286,465	69,698,052	69,832,807	76,279,905	53,237,955	53,411,887	65,941,488	69,103,727

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

REGEN BIOLOGICS, INC.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Dollars in thousands, except per share data)

(18)  SUBSEQUENT EVENT

On March 2, 2007 we completed the private placement of 71,429 shares of Series D convertible Preferred Stock (“Series D Stock”) to affiliates of Sanderling Ventures, which beneficially owned more than five percent of the Company’s equity as of December 31, 2006, resulting in proceeds, net of issuance costs, of approximately $2.9 million. Each share of Series D Stock is mandatorily convertible into 100 shares of ReGen’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. In connection with the Series D Stock financing the Company issued to the investors warrants to purchase 21,429 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 2,142,900 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire 5 years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, the Company issued to the investors options to purchase up to 71,429 shares of the Company’s preferred stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 7,142,900 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock spits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and shall expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. Following mandatory conversion of the Series D Stock, the Company has agreed to register the common shares into which the Series D Stock is convertible, as well as the common shares issuable upon exercise of the warrants and options on one or more registration statements to be filed with the SEC.

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

Evaluation of Disclosure Controls and Procedures.  As of the end of the period covered by this Annual Report on the Form 10-K, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Annual Report on Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our Disclosure Controls and Procedures were effective.

Changes in Internal Control over Financial Reporting.  We previously concluded and disclosed in our Form 10-K/A, filed on November 20, 2006, that our failure to correctly account for stock option grant activity with respect to the recognition of non-cash stock-based compensation expense constituted a material weakness in our internal control over financial reporting. In the fourth quarter of 2006, in response to the findings of management’s voluntary review of our historical stock option granting and accounting practices, our Board of Directors adopted new stock option granting procedures designed to ensure that options are recorded with the correct grant and measurement dates. The new policy provides (among other things) that stock options may only be granted after approval at a live meeting of the Board, except for grants to new employees, which may be approved by written consent. The policy further provides that the effective date for all grants of options approved by written consent will be the later of (i) the first date that the corporate secretary has received dated signatures to the resolutions from all Board members or (ii) the effective date specified in the resolutions (but in no event earlier than the date the recipient begins employment with the Company). This constitutes the only change in our internal control over financial reporting during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities & Exchange Commission, which we refer to as the Proxy Statement.

Item 10.	Directors, Executive Officers, and Corporate Governance

Information concerning the directors, executive officers, code of ethics, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation

Information concerning executive compensation and transactions is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement to be filed with the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) The following consolidated financial statements of ReGen Biologics, Inc. and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated balance sheets — December 31, 2006 and 2005 (page 56)

Consolidated statements of operations — Years ended December 31, 2006, 2005, 2004, and the period from December 21, 1989 (inception) to December 31, 2006 (page 57)

Consolidated statements of changes in stockholders’ equity (deficit) and Series A and Series C Redeemable Convertible Preferred Stock — Period from December 21, 1989 (inception) to December 31, 2006 (page 58)

Consolidated statements of cash flows — Years ended December 31, 2006, 2005, 2004, and the period from December 21, 1989 (inception) to December 31, 2006 (page 63)

Notes to consolidated financial statements — December 31, 2006 (pages 64 to 92)

(a)(2) Financial schedules required to be filed by Item 8 of this form and by Item 15(d):

Schedule II — Valuation and Qualifying Accounts

All other financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith and made a part hereof:

Number		Description

2.1		Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)
2.2		Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)
2.3		Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)
2.4		Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)
2.5		Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)
3.1		Amended and Restated Certificate of Incorporation (as amended)(22)
3.2		Amended and Restated By-Laws(4)
4.1		Specimen Common Stock Certificate(6)
4.2		Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)
4	.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)
4	.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)
4.5		Registration Rights Agreement between the Company and the Investors listed therein(7)
4.6		Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)
4.7		Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)
4.8		Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)
4.9		Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)
4	.10*	Form of Employee Incentive Stock Option Agreement(22)
4	.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)
4.12		Common Stock Registration Rights Agreement by and among the Company and the stockholders named therein, dated as of April 19, 2004(17)
4	.13*	Form of Incentive Stock Option Agreement(18)
4	.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)
4.15		Subscription Agreement by and between the Company and the Investors named therein dated as of July 14, 2005(21)
4.16		Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of July 14, 2005(21)
4	.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)
4	.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)
4	.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)
4.20		Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)
4.21		Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(26)

Number		Description

4.22		Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(25)
4.23		Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(28)
4.24		Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006(27)
4.25		Subscription Agreement by and between the Company and the Investors named therein, dated as of December 1, 2006(27)
4.26		Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of November 30, 2006(27)
4.27		Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of December 1, 2006(27)
4.28		Form of Option Agreement by and between the Company and the Individuals named therein dated as of November 30, 2006(27)
4.29		Form of Option Agreement by and between the Company and the Individuals named therein dated as of December 1, 2006(27)
4.30		Form of Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of March 2, 2007(28)
4.31		Form of Warrant Certificate by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of March 2, 2007(28)
4.32		Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of March 2, 2007(28)
4.33		Consulting Agreement by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dates as of March 2, 2007(28)
4.34		Form of Warrant Certificate by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(28)
10	.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated September 22, 1998 and amended September 12, 2000(11)
10.2		Form of Indemnification Agreement(4)
10	.3*	Employment Agreement by and between Brion D. Umidi and the Company dated March 23, 2004(15)
10.4		License Agreement by and between the Company and Linvatec Corporation dated April 7, 2000(15)
10.5		Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated March 14, 2000(15)
10.6		Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company dated February 20, 2001(15)
10	.7*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)
10.8		Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li dated August 24, 1995(15)
10	.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated March 23, 2004(15)
10.10		Common Stock Purchase Agreement by and among the Company and the Individuals named therein, dated as of April 19, 2004(17)
10.11		Agreement by and between the Company and MedWork AG dated as of January 1, 2005(19)
10.12		Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated November 30, 1998(20)
10.13		Distributor Agreement by and between the Company and XMedica effective as of October 24, 2005(24)
21.1		Subsidiaries of the Registrant(29)
23.1		Consent of Ernst & Young LLP(29)

Number	Description

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated March 28, 2007(29)
31.2	Section 302 Certification from Brion Umidi, dated March 28, 2007(29)
32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated March 28, 2007(29)
32.2	Section 906 Certification from Brion Umidi, dated March 28, 2007(29)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(26)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(29)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2007.

REGEN BIOLOGICS, INC.

By:	/s/ Gerald E. Bisbee, Jr., Ph.D.
Gerald E. Bisbee, Jr., Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2007 by the following persons on behalf of the Registrant in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Gerald E. Bisbee, Jr., PhD and Brion D. Umidi as his attorney-in-fact and agent, with full power of substitution and re-substitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Capacity

/s/ Gerald E. Bisbee, Jr., Ph.D. Gerald E. Bisbee, Jr., Ph.D.	Chief Executive Officer, President, Secretary, Director and Chairman of the Board (Principal Executive Officer)

/s/ Brion D. Umidi Brion D. Umidi	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Abhi Acharya, Ph.D. Abhi Acharya, Ph.D.	Director

/s/ Alan W. Baldwin Alan W. Baldwin	Director

/s/ Robert G. McNeil, Ph.D. Robert G. McNeil, Ph.D.	Director

/s/ J. Richard Steadman, M.D. J. Richard Steadman, M.D.	Director

/s/ William R. Timken William R. Timken	Director

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(Amounts in thousands)

	Balance at	Charged to	Charges			Balance
	Beginning	Costs and	to Other			at End
	of Period	Expenses	Accounts	Deductions	Recovery	of Period

Allowance for doubtful accounts:
2006	$8	$2	$(2)	$—	$—	$8
2005	—	8	—	—	—	8
2004	—	—	—	—	—	—