Form 10-Q
period 2007-03-31
REGEN BIOLOGICS INC
filed 2007-05-11
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock as of May 3, 2007 was 103,887,843.

REGEN BIOLOGICS, INC.
INDEX

Page No.
PART I — Financial Information

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2007 (unaudited) and 2006 (unaudited), and the Period from December 21, 1989 (inception) to March 31, 2007 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to March 31, 2007 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 (unaudited) and 2006 (unaudited) and the Period from December 21, 1989 (inception) to March 31, 2007 (unaudited)	10
Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27

PART II — Other Information

Item 1. Legal Proceedings	27
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	30
Signatures	34
Certification

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,589	$7,268
Short-term investments	898	648
Trade receivables, net of allowance for doubtful accounts of $20 and $8, as of March 31, 2007 and December 31, 2006, respectively	131	83
Inventory	261	220
Prepaid expenses and other current assets	272	350

Total current assets	11,151	8,569
Property and equipment, net	311	321
Other assets	131	141

Total assets	$11,593	$9,031

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$325	$438
Accounts payable to related party	7	9
Accrued expenses	851	825
Other current liabilities	37	66

Total current liabilities	1,220	1,338
Other liabilities	62	57
Long-term portion of capital leases	33	36
Long-term portion of notes payable to related party, including accrued interest of $1,796 and $1,702 as of March 31, 2007 and December 31, 2006, respectively	7,839	7,744

Total liabilities	9,154	9,175
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 2,483,116 and 13,260,025 shares at liquidation preference of $1,113 and $5,942 at March 31, 2007 and December 31, 2006, respectively	1,113	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,583,348 and 11,046,637 shares at liquidation preference of $2,950 and $4,950 as of March 31, 2007 and December 31, 2006, respectively	2,705	4,512
Stockholders’ equity (deficit):
Series D convertible preferred stock, options and warrants; preferred stock , $.01 par value; 500,000 shares authorized; issued and outstanding 119,048 shares at liquidation preference of $5,000 as of March 31, 2007	4,849	—
Common stock, $.01 par value; 165,000,000 shares authorized; issued 103,948,369 shares at March 31, 2007, and 88,708,171 shares at December 31, 2006	1,040	887
Additional paid-in capital	80,450	73,349
Deficit accumulated during development stage	(87,718)	(84,834)

Total stockholders’ deficit	(1,379)	(10,598)

Total liabilities and stockholders’ deficit	$11,593	$9,031

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

			Period from
			December 21, 1989
	Three Months Ended March 31,		(Inception) to
	2007	2006	March 31, 2007
Revenue:
Sales	$169	$157	$4,083
Royalties	12	11	294
Grant and other revenue	—	—	433

Total revenue	181	168	4,810

Expenses:
Costs of goods sold	92	146	4,513
Research and development	1,063	2,917	49,718
Business development, general and administrative	1,694	1,123	32,570
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58

Total expenses	2,849	4,186	86,859

Operating loss	(2,668)	(4,018)	(82,049)
Merger cost	—	—	(515)
Interest and other income	91	119	2,164
Rental income	—	79	2,547
Rent expense	—	(78)	(2,409)
Interest and other expense	(114)	(84)	(3,879)
License fees	—	—	2,050

Net loss	(2,691)	(3,982)	(82,091)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(193)	(27)	(5,627)

Net loss attributable to common stockholders	$(2,884)	$(4,009)	$(87,718)

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.06)	$(3.36)

Weighted average number of shares used for calculation of net loss per share	102,107,601	69,286,465	26,120,073

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to March 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990									1,400,000	1	44				45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3	—	—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681	—	—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650	—	—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—	—	(2,476)		(2,476)

Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378	—	(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448	—	—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1	—	—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1	—	—		1
Net loss					—	—			—	—	—	—	(1,342)		(1,342)

Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828	—	(3,818)		3,012
Net loss					—	—			—	—	—	—	(1,463)		(1,463)

Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828	—	(5,281)		1,549
Net loss					—	—			—	—	—	—	(1,959)		(1,959)

Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828	—	$(7,240)		$(410)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (brought forward)					2,501,890	$1			2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43	—	—		43
Net loss					—	—			—	—	—	—	(1,931)		(1,931)

Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5	—	—		5
Net loss					—	—			—	—	—	—	(3,868)		(3,868)

Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108	—	—		108
Compensation expense associated with stock option modifications					—	—			—	—	56	—	—		56
Net loss					—	—			—	—	—	—	(3,815)		(3,815)

Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)

Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)

Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)

Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—		452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—		2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)

Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	664	—	—	—	664
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—		—	(4,292)	—	(4,292)
Issuance of Common Stock — warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,989)	—	(5,989)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)

See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
											(1)		(1)		(1)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—					(7,201)		(7,201)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock — work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)

Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,183	—	—	—	1,183
Accretion of Series C Stock issuance cost	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Issuance of Common Stock- services rendered	—	—	—	—	—	—	—	—	40,000	—	18	—	—	—	18
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock-conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	18,774,838	188	6,552	—	—	—	6,740
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)

Balance at December 31, 2006	13,260,025	$5,942	11,046,637	$4,512	—	$—	—	$—	88,647,645	$887	$73,349	$—	$(84,834)	$—	$(10,598)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	327	—	—	—	327
Accretion of Series C Stock issuance cost	—	—	—	193	—	—	—	—	—	—	—	—	(193)	—	(193)
Conversion of Series A preferred stock	(10,776,909)	(4,829)	—	—	—	—	—	—	10,776,909	108	4,721	—	—	—	4,829
Conversion of Series C preferred stock	—	—	(4,463,289)	(2,000)	—	—	—	—	4,463,289	45	1,955	—	—	—	2,000
Issuance of Series D preferred stock and preferred stock options and warrants, net of issuance costs	—	—	—	—	—	—	119,048	4,849	—	—	69	—	—	—	4,918
Issuance of Common Stock— work completed	—	—	—	—	—	—	—	—	—	—	29	—	—	—	29
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,691)	—	(2,691)

Balance at March 31, 2007 (unaudited)	2,483,116	$1,113	6,583,348	$2,705	—	$—	119,048	$4,849	103,887,843	$1,040	$80,450	$—	$(87,718)	$—	$(1,379)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

			Period from
			December 21, 1989
	Three Months Ended March 31,		(Inception) to
	2007	2006	March 31, 2007
Operating Activities
Net loss	$(2,691)	$(3,982)	$(82,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	336	302	9,372
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	18	13	2,302
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Exchange loss	17	3	67
Changes in operating assets and liabilities:
Other current assets and receivables	50	34	(289)
Inventory	(41)	(9)	(261)
Other assets	10	7	(81)
Accounts payable and accrued expenses	6	(354)	2,861
Other liabilities	(24)	(19)	(59)

Net cash used in operating activities	(2,319)	(4,005)	(66,612)

Investing Activities
Purchases of property and equipment	(8)	(80)	(2,317)
Changes in investments	(250)	1,944	2,047

Net cash (used in ) provided by investing activities	(258)	1,864	(270)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock and preferred stock options and warrants, net of issuance costs paid in cash	4,918	—	39,139
Proceeds from issuance of common stock and warrants	—	—	28,487
Repayment of capital lease obligations	(3)	(3)	(152)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by (used in) financing activities	4,915	(3)	76,533

Effect of exchange rate changes on cash	(17)	(3)	(63)

Net increase (decrease) in cash and cash equivalents	2,321	(2,147)	9,588
Cash and cash equivalents at beginning of period	7,268	9,535	1

Cash and cash equivalents at end of period	$9,589	$7,388	$9,589

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	—	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Warrants associated with consulting services	69	—	69
Conversion of Series A Preferred Stock	4,829	—	5,742
Issuance of Common Stock-conversion of warrants	—	4	14
Conversion of Series C Preferred Stock	2,000	—	7,018
Issuance of Common Stock for services rendered	29	—	140
Non-employee options exercised, net-share settled	—	1	1
Cash disclosure:
Cash paid for interest	1	1	326

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
     For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     If the Collagen Scaffold device is not cleared through the 510(k), we may proceed with submission to the FDA of the Premarket Approval or PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.
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

     The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives either FDA clearance for the Collagen Scaffold or premarket approval for the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2006 and the first quarter of 2007, respectively, the Company incurred a net loss of $12,657 and $2,691 and used $12,239 and $2,319 of cash in operating activities. At March 31, 2007, the Company had cash and short-term investments of $10,487 and net working capital of $9,931. As discussed in Note 6, on April 5, 2007, the Company completed an additional private placement of its Series D Stock for net proceeds approximating $650.
     Based upon current cash and investment balances, including additional financing received in April 2007 (as discussed in the preceding paragraph), and planned spending rates, management believes the Company has adequate cash and investments on hand to support ongoing operations through at least January 1, 2008. If necessary, the Company has the intent and ability to reduce planned spending during 2007 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed before January 1, 2008. The Company anticipates that additional equity capital will be required beyond January 2008 to support ongoing operations; to further develop the Company’s collagen matrix technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of either the Collagen Scaffold or the CMI, respectively, in the U.S.
Adoption of New Accounting Pronouncements
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2006. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At March 31, 2007, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three month periods ended March 31, 2007 and 2006, the Company did not have any income tax related interest or penalties.
Accounting Principles Issued But Not Yet Adopted
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
     In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating what effects, if any, adoption of the provisions of SFAS No. 159 will have on its consolidated financial statements.

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
Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $4,222 and $1,126 in a money market account and $607 and $534 in a sweep account as of March 31, 2007 and December 31, 2006, respectively. The Company also held cash equivalents in commercial paper of $2,750 and $2,380 at March 31, 2007 and December 31, 2006, respectively, and in federal agency mortgage-backed securities of $1,481 and $3,065, at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, respectively, the Company held cash of $437 and $17 in a foreign account.
     All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At March 31, 2007 and December 31, 2006, the Company had invested $750 and $648, respectively, in federal agency mortgage-backed securities and $148 and $0, respectively, in commercial paper. The Company did not have any material realized or unrealized gains or losses at March 31, 2007 or December 31, 2006.
Accounts Receivable
     Accounts receivable are carried at estimated net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $20 and $8 at March 31, 2007 and December 31, 2006, respectively.
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
     Inventory consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Raw material	$40	$33
Work in process	51	11
Finished goods	170	176

	$261	$220

     Inventory was adjusted down $0 and $7 during the first quarter of 2007 and the year ended December 31, 2006, respectively, to reflect values at the lower of cost or market. At March 31, 2007, and December 31, 2006, 6% and 7%, respectively, of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

Accrued Expenses
     Accrued expenses consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)
Accrued professional fees	$364	$351
Accrued wages and vacation	375	378
Accrued printing cost	86	65
Other accrued cost	26	31

	$851	$825

Foreign Currency Transactions
     The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the three months ended March 31, 2007 and 2006 approximated $17 and $3, respectively.
Rental Activities
     In 2006, the Company subleased space in one of its facilities to an unrelated third party. Rental income and expense associated with this sublease were presented below operating loss in the consolidated statements of operations. Rental expense included an allocation of building related expenses based on the ratio of subleased space to total space. The sublease expired in December 2006.
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
Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified prospective transition method. Under the modified prospective transition method adopted by the Company, stock-based compensation expense for the first quarters of 2007 and 2006 includes compensation expense for all share-based awards granted (i) prior to, but not yet vested, as of January 1, 2006, based on grant date fair value and related service period estimated in accordance with the original provisions of Statement No 123 and (ii) after January 1, 2006, based on the grant date fair value and related service period estimated in accordance with the provisions of Statement No. 123R. The Company recognizes these compensation costs only for those shares expected to vest over the requisite service period of the awards, generally, the option vesting term of four years. For grant awards with graded vesting, the Company recognizes the estimated expense on an accelerated basis.

     The Company uses the Black-Scholes model to estimate grant date fair value. As part of its Statement No. 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since June 2002, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that there was not sufficient data on which to base an estimate of expected term. Consequently the Company has decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in the first quarters of 2006 and 2007 is estimated to be seven years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.
     During the three months ended March 31, 2007, the Company granted options to employees, officers and directors to purchase an aggregate of 4,375,642 shares of the Company’s common stock, with a per share weighted average fair value of $0.33. During the three months ended March 31, 2006, the Company granted options to its directors, one of whom is also an officer, to purchase an aggregate of 600,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.75. Also during the three months ended March 31, 2007 and 2006, respectively, the Company granted options to non-employee consultants to purchase 100,000 shares of the Company’s common stock with a per share fair value of $0.36 at the measurement date and 150,000 shares with a per share fair value of $0.72 at the measurement date. Amortization of compensation costs recognized for the three months ended March 31, 2007 and 2006, for grants awarded to employees and directors approximated $292 in each respective period. Amortization of compensation costs recognized for the three months ended March 31, 2007 and 2006 for grants awarded to non-employee consultants approximated $14 and $7, respectively. The fair values of option awards granted in the first quarter of 2007 and 2006 were estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended				Three Months Ended
	March 31, 2007				March 31, 2006
	Employee &				Employee &
	Director		Non-Employee		Director		Non-Employee
Weighted average fair value of grants		$0.33		$0.36		$0.75		$0.72
Risk free interest rate		4.48 – 4.70%		4.54%		4.75%		4.79%
Dividend yield		0%		0%		0%		0%
Expected lives	7	years	7	years	7	years	7	years
Expected volatility		73.89 - 74.48%		72.80%		74.82%		74.30%
(2) COMMITMENTS AND CONTINGENCIES
     From time to time the Company may be a defendant in lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.
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
     Concentrations of receivables and revenue by geographic location as of and for the three month periods ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006
Receivables:
U.S. (Linvatec)	28%	37%
Switzerland (various)	2%	13%
Spain (Hoscenter, Polymedic)	37%	27%
Italy (Xmedica)	3%	4%
Germany (various)	27%	8%
Belgium (various)	3%	11%
Sales revenue:
U.S. (Linvatec)	46%	39%
Switzerland (various)	3%	7%
Spain (Hoscenter, Polymedic)	0%	20%
Italy (Xmedica)	23%	16%
Germany (various)	28%	16%
Belgium (various)	0%	2%
Royalties:
U.S. (Linvatec)	100%	100%
     In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.
     At March 31, 2007 and December 31, 2006, 5% and less than 1%, respectively, of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 9% and 8%, respectively, of current liabilities related to unsettled obligations denominated in foreign currencies. For the three month periods ended March 31, 2007 and 2006, 18% and 4%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies.

(4) RELATED PARTY TRANSACTIONS
     Amounts due to related parties, $7 and $9, at March 31, 2007 and December 31, 2006, respectively, represent amounts due to certain shareholders and an affiliate of a shareholder for reimbursable expenses, royalty payments and fees for services provided to the Company.
     The Company’s statements of operations include $7 and $3 for the three months ended March 31, 2007 and 2006, respectively, representing royalties to an individual who is a shareholder and director of the Company. The Company’s statement of operations for the three months ended March 31, 2007, also includes $4 representing reimbursable expenses due to a clinic owned by the same individual.
(5) STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
     As of March 31, 2007 the Company has 165,000,000 authorized shares of common stock, of which 103,887,843 shares of common stock were outstanding. Also at March 31, 2007, the Company had reserved 9,066,464 shares of common stock for conversion of outstanding Series A and Series C Preferred Stock, 50,774,669 shares of common stock for the exercise of outstanding stock options and warrants and 120,000 shares of common stock for the exercise of outstanding stock based fees. At March 31, 2007, the Company had 500,000 authorized shares of Series D Preferred Stock, of which 119,048 shares were outstanding. Each share of Series D Preferred Stock is mandatorily convertible into 100 shares of common upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion.
  Redeemable Convertible Preferred Stock
     During the first quarter 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. During 2006 there were no conversions of Preferred Stock. As a result of the Series C conversions, $173 of unamortized issuance cost associated with the Series C Stock was recognized in the three months ended March 31, 2007 as deemed dividends to preferred stockholders for purposes of determining net loss attributable to common stockholders.
  Financings and Capital Transactions
     On March 2 and March 30, 2007, the Company completed the private placement of approximately 71,429 and 47,619 shares, respectively, of Series D convertible preferred stock, par value $0.01 per share (Series D Stock), resulting in aggregate proceeds net of issuance costs approximating $4.9 million (the Series D financing). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. Either of such corporate actions are subject to the approval of our shareholders before they may be executed. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. The holders of Series D Stock are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized upon occurrence of the triggering event.

     In connection with the Series D financing the Company issued to the investors warrants to purchase 35,715 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 3,571,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, the Company issued to the investors options to purchase up to 119,048 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 11,904,800 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. The Company has agreed to register the common shares into which the Series D Stock is convertible, as well as the common shares issuable upon exercise of the warrants and options on one or more registration statements to be filed with the SEC. As of March 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.
     Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common shares. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 Series D preferred shares (or 200,000 common shares if the warrant is exercised after mandatory conversion of the preferred shares into common shares) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for common shares). Using the Black Scholes model, the Company has estimated the fair value of the warrant to be approximately $69.
     During the fourth quarter of 2006, the Company completed a $6.9 million private equity placement (“2006 Private Placement”). Under the terms of subscription agreements, warrant certificates and option agreements dated November 30, 2006 and December 1, 2006, the Company sold an aggregate of 18,774,838 shares of restricted common stock at a price per share of $0.37, for aggregate proceeds of approximately $6.7 million, net of offering costs. In connection with the 2006 Private Placement, the Company issued to the investors warrants to purchase 5,632,451 shares of common stock at an exercise price of $0.555 per share. The warrants expire 5 years after issuance. The number of shares exercisable under the warrants and the exercise price are subject to adjustment in the event of stock dividends, split-ups, recapitalizations, and similar changes in the Company’s outstanding common stock. In addition, the Company also issued to investors in the 2006 Private Placement options to purchase up to 18,774,838 common shares, exercisable for cash at $0.37 per share within 15 days of public announcement of FDA clearance of the Company’s Collagen Scaffold device. The options expire at the earliest of the 15th day after public announcement of FDA clearance of the Company’s Collagen Scaffold device, partial exercise of the option, or December 31, 2007. The Company has agreed to register the common stock sold in the 2006 Private Placement as well as the common shares issuable upon the exercise of the warrants and options on one or more registration statements to be filed with the SEC. As of March 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet. In connection with the 2006 Private Placement, the Company paid an aggregate of approximately $74 to Vail Securities Investments, Inc. and MedWork AG, both of whom acted as placement agents for the transaction.
(6) SUBSEQUENT EVENTS
     On April 5, 2007, the Company completed the private placement of 16,667 shares of Series D Stock for proceeds net of issuance costs approximating $650. Each share of the Series D Stock is mandatorily convertible into 100 shares of common stock upon the occurrence of certain events and has the rights and preferences as described under Note 5, Financing and Capital Transactions. In connection with this financing transaction the Company issued to the investors warrants to purchase 5,000 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 500,000 shares of the Company’s common stock at an initial exercise price of $0.63 per share. Also in connection with this financing transaction, the Company issued to the investors options to purchase up to 16,667 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 1,666,700 shares of the Company’s common stock at $0.42 per share. The terms of the warrants and options are the same as those for the Series D warrants and options described in Note 5. The Company has agreed to register the common shares into which the Series D Stock is convertible, as well as the common shares issuable upon exercise of the warrants and options on one or more registration statements to be filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per unit and share data)
     The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2006. This section of the Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.
Restatement of Consolidated Financial Statements
     In our Form 10-Q/A (filed on November 20, 2006), we restated our unaudited condensed consolidated financial statements for the quarters ended March 31, 2006 and 2005. All financial information included in this Quarterly Report on Form 10-Q reflects our restatement, as applicable.
Business
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
     In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the ReGen® Collagen Scaffold for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In response to the letter, the Company anticipates meeting with or having discussions with representatives at the FDA and/or providing additional information. The Company has submitted the paperwork necessary to extend the time in which it must formally respond to the March 26, 2007 letter.
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
     Our current regulatory priority is to obtain FDA clearance for the Collagen Scaffold as a class II device through the 510(k) process. If we are not successful in gaining clearance for the Collagen Scaffold through the 510(k) process, we may complete our submission of the PMA for the CMI. We will likely not pursue completion of the PMA for the CMI product unless the regulatory efforts with respect to the 510(k) for the Collagen Scaffold are unsuccessful. We intend to continue to follow patients in the MCT, which will provide valuable scientific data on long-term patient outcomes in the meniscus. For background and additional information regarding our MCT for the CMI, please refer to the discussion contained in our 2006 Annual Report on Form 10-K.
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
     Our current principal product offerings are the CMI and the SharpShooter® Tissue Repair System (SharpShooter). The CMI is intended to facilitate growth of new tissue to reinforce the remaining meniscus, and to provide certain clinical benefits. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure performed to address meniscus tears or other irreparable damage resulting from acute injury or long-term wear. The surgeon sutures the CMI to the rim of the meniscus remaining after partial meniscectomy. Once implanted, the CMI’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the CMI procedure provides the potential for certain clinical benefits, including the restoration of patient activity.
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
     To date, sales of our products have been limited. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for premarketing approval by the FDA. ReGen has exclusive worldwide rights to market the CMI subject to relevant regulatory clearance in each market. Our Swiss subsidiary, ReGen AG conducts our European distribution activities through local market distributors and a limited number of employees. Currently, we have distributorship agreements with three independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, and Andorra. Beginning in 2006 our priority has been market penetration in Italy, Spain, and Germany. In Germany we have received an OPS code for third-party reimbursement of the CMI, which we expect to facilitate market penetration in that country. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan. Currently, we market the SharpShooter through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD), and in Europe through ReGen AG, including Italy, Spain, and Andorra through independent medical device marketing companies in those markets.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, when we value work in process inventory we use estimates to determine, among other factors, the number of units that will be successfully converted to finished goods. This and other estimates we make are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgments to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, foreign exchange, litigation, legislation and regulation. These and other risks and uncertainties are discussed in the section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All of these could significantly and adversely affect our business, prospects, financial condition or results of operations.

     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2007, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006, including our adoption effective January 1, 2007, of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which did not have a material effect on our consolidated financial statements. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     INCOME TAXES. We provide for income taxes in accordance with the asset and liability method, prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 2006 the Company had a net operating loss carryforward of approximately $67.4 million and a research and development tax credit carryforward of approximately $390. These carryforwards began to expire in 2005 and 2006, respectively. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and its subsidiaries, and the effect of the reverse merger and recapitalization completed on June 21, 2002. A valuation allowance is required when it is more likely than not that a deferred tax asset will not be realized. As a result of evaluating all positive and negative evidence, we have established a full valuation allowance for the Company’s net deferred tax assets. Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2006. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At March 31, 2007, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three month periods ended March 31, 2007 and 2006, the Company did not have any income tax related interest or penalties.
     STOCK-BASED COMPENSATION EXPENSE: Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective transition method, and therefore have not restated prior periods’ results in connection with the transition. Under this transition method we recognize compensation expense for all share-based payments granted to employees (i) on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and (ii) prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS No. 123. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest, generally on a straight-line basis over the requisite service period of the award. Prior to SFAS No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and accordingly, generally recognized compensation expense only when we granted options with an exercise price which was less than the fair value of our common stock on the date of grant.
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

     We estimate fair value using the Black-Scholes model and the resulting values depend upon the assumptions we input into the model, including the risk-free interest rate, dividend yield, expected lives and expected volatility. We estimate the foregoing factors at the respective measurement dates of the grants. Upon examination of our historical pattern of option exercises in an effort to identify a discernable pattern, we concluded that there was not sufficient data on which to base an estimate of expected term. Consequently we decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in the first quarters of 2006 and 2007 is estimated to be seven years. Prior to adoption of SFAS No. 123R, we had used the grant term as the expected life, which was our best estimate of future exercise patterns. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For grants made after the Company’s merger with RBio, we estimate volatility using historical weekly closing prices of our stock since the merger through the closest date before the respective grant date.
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
     INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At March 31, 2007 and December 31, 2006, 6% and 7%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Adoption of SFAS No. 151 did not have a material effect on our consolidated financial statements.
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
     Certain components of inventory have limited shelf lives. Our inventory control policies include procedures to identify, evaluate, segregate and dispose of any nonconforming inventory, including materials or components that have passed specified expiration dates. Nonconforming inventory may be either scrapped for immediate disposal or used in research and development.
Recent Accounting Pronouncements
     In September 2006 the FASB issued SFAS No. 157, Fair Value Measurement, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effects, if any, adoption of the provisions of SFAS 157 will have on our consolidated financial statements.
     In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating what effects, if any, adoption of the provisions of SFAS No. 159 will have on our consolidated financial statements.

Results of Operations
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
REVENUE. The Company’s revenue from sales of our products approximated $169 for the three months ended March 31, 2007, compared with $157 for the same period in 2006. The approximate increase of $12 or 8% resulted from an increase in SharpShooter sales partially offset by lower CMI sales. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue increased approximately $1 (9%) for the three months ended March 31, 2007 compared with the same period in 2006. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Title of product passes to our customers FOB origin and our customers do not have a right to return the product other than for product defect issues.
     For the three months ended March 31, 2007, CMI sales by ReGen AG approximated $73, compared to $83 for the same period in 2006. ReGen AG’s selling price for the CMI ranges from $1,050 to $2,300 per unit. CMI sales approximated 43% of total sales for the period ended March 31, 2007 compared with 53% for the same period ended 2006.
     SharpShooter sales in the three months ended March 31, 2007, approximated $96, compared with $74 for the same periods in 2006, representing an increase of $22 (30%). Sales to Linvatec accounted for approximately 81% and 83% of total SharpShooter sales for the three months ended March 31, 2007 and March 31, 2006, respectively. For the first quarter of 2007 compared with the first quarter of 2006, sales to Linvatec increased by $17 (28%) while SharpShooter sales to ReGen AG customers increased $5 (38%).
     COST OF GOODS SOLD. For the three months ended March 31, 2007, cost of goods sold approximated $92, compared with $146 for the same period in 2006, representing a decrease of $54 (37%). The decrease primarily relates to lower CMI sales and lower carrying costs of CMI units. The per unit cost of CMI units sold were lower in the first quarter of 2007 compared with the same period in 2006 due to varying production volumes in the respective periods when the units were produced. At March 31, 2007 all CMI units in inventory, as well as the CMI units sold during the first quarter of 2007, were valued at cost, which was lower than market. By comparison, at March 31, 2006, 85% of CMI units in finished goods inventory, as well as all of the CMI units sold during the first quarter of 2006, were valued at market, which was lower than cost.
     For the three months ended March 31, 2007, approximately $67 of cost of goods sold related to SharpShooter units sold compared with $50 for the same period in 2006, representing an increase of $17 (34%). For the three months ended March 31, 2007, approximately $21 of cost of goods sold related to CMI units sold compared with $93, for CMI units in the same period in 2006, representing a decrease of $72 (77%).
     Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first three months of 2007 may not be indicative of a future trend.
RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2007 approximated $1,063, compared with $2,917, for the same period in 2006. Significant factors contributing to the net decrease of $1,854 (64%) for the comparative three month periods include: (i) $2,064 decrease in consulting, legal, and other professional fees related to our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, and development projects related to ongoing refinement of our collagen scaffold manufacturing processes; (ii) $19 decrease in clinical costs associated our MCT for the CMI; offset by (iii) $79 increase in manufacturing facility cost primarily due to the termination of the Redwood City sublease in December of 2006; (iv) $59 increase in patent fees for existing and new registrations; (v) $44 increase in costs related to training and other activities associated with the lateral CMI study in Europe; and (vi) $47 increase in production costs for research projects.

     During 2006 we completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. In 2007 we are continuing a small European post-market surveillance that we initiated in 2006. This study is designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. We have developed a prototype of a substantial new addition to our SharpShooter Tissue Repair System and during 2007, we intend to complete the U.S. and European regulatory activities required to clear the way for marketing of the new SharpShooter component. Additionally, we have made substantial progress in the ongoing refinement of our collagen matrix manufacturing processes focused on the increase in production yields and capacity. Lastly, we have conducted early research on potential extended applications of our collagen matrix technology.
BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three months ended March 31, 2007 approximated $1,694, compared with approximately $1,123 for the same period in 2006. Significant factors contributing to the $571 (51%) increase for the comparative three month periods include: (i) $157 increase in salary and benefits primarily related to new hires to support our marketing and distribution activities in Europe and other markets; (ii) $351 increase in consulting fees, education, travel, promotional activities, and similar costs in connection with development of marketing and distribution capabilities in Europe and other markets; (iii) $47 net increase in professional service fees such as accounting and printing; and (iv) $19 increase in facility and office expenses related to ReGen AG. We expect to incur additional costs during 2007 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; and (ii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities.
NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $91 and $119 for the three months ended March 31, 2007 and March 31, 2006, respectively, a decrease of approximately $28 (24%), primarily related to lower cash and cash equivalent balances during the first quarter of 2007 compared to 2006. For the periods ended March 31, 2007 and 2006 interest and other expense included foreign currency transaction losses approximating $17 and $3, respectively. Interest expense approximated $97 for the three months ended March 31, 2007 compared with $81 for the same period in 2006. Increased interest expense is due to higher interest rates and compounding of interest on long-term notes payable to a related party.
Liquidity and Capital Resources
Cash and cash equivalents
     During the first quarter of 2007, the Company held investments in commercial paper and federal agency mortgage-backed securities. The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. All investments are commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. At March 31, 2007 4.6% of our cash and cash equivalents balance is held in Swiss francs. The effect on our 2007 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.
     Cash and cash equivalents and investments approximated $10,487 as of March 31, 2007 compared with approximately $7,916 as of December 31, 2006. The net increase in cash and cash equivalents and investments is a result the net proceeds of the Series D financings closed in March 2007, net of cash used for operations, for equipment purchases, and for repayment of capital lease obligations.

Cash flows
     The following table sets forth our sources and uses of cash for the quarters ended March 31, 2007 and 2006.

	March 31,
	2007	2006
	(In thousands)
Net cash used in operations	$(2,319)	$(4,005)
Net cash (used in) provided by investing activities	(258)	1,864
Net cash provided by (used in) financing activities	4,915	(3)
Effect of exchange rate changes on cash	(17)	(3)

Net increase (decrease) in cash and cash equivalents	$2,321	$(2,147)

     Cash used in operating activities during the three months ended March 31, 2007 approximated $2,319, which resulted from the net loss of $2,691, adjusted to account for a net decrease in accounts receivable, inventory and other assets of approximately $19, a net decrease in accounts payable, accrued expenses and other liabilities of $18, together with adjustments of $371 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.4 million of operating expenses incurred in the first quarter of 2006 represents costs associated with the undertaking to audit, analyze, and tabulate the CMI multicenter clinical trial (“MCT”) data. This data project was substantially completed during the second quarter of 2006. We believe our investment in the clinical data represents a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.
     During the three months ended March 31, 2007, we invested approximately $250 in commercial paper and federal agency mortgage-backed securities, invested approximately $8 in property and equipment, and repaid approximately $3 of our capital lease obligations.
     Through March 31, 2007, we have incurred cumulative inception to date net losses of approximately $82,091 and used approximately $66,612 in cash for operating activities. The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its Collagen Scaffold device, CMI and other products. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has submitted a 510(k) to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k), we may proceed with submission to the FDA of the PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.
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

     We will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date we receive either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Based upon current cash and investment balances (including additional financing received in April 2007, as described below) and planned spending rates for 2007 management believes that the Company has adequate cash and investments on hand to support ongoing operations through at least January 1, 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, we have the intent and ability to reduce planned spending during 2007 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed before January 1, 2008. We anticipate that additional equity capital will be required beyond January 2008 to support ongoing operations, including continuation of our marketing and distribution activities; to further develop the our collagen matrix technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of either the Collagen Scaffold or the CMI, respectively, in the U.S.
Equity Financing
     On March 2 and March 30, 2007, we completed the private placement of approximately 71,429 and 47,619 shares, respectively, of Series D convertible preferred stock, $0.01 par value per share (Series D Stock), resulting in aggregate proceeds net of issuance costs approximating $4.9 million (the Series D financing). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. Either of such corporate actions are subject to the approval of our shareholders before they may be executed. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. The holders of Series D Stock are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized upon occurrence of the triggering event.
     In connection with the Series D financing we issued to the investors warrants to purchase 35,715 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 3,571,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, we issued to the investors options to purchase up to 119,048 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 11,904,800 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. The Company has agreed to register the common shares into which the Series D Stock is convertible, as well as the common shares issuable upon exercise of the warrants and options on one or more registration statements to be filed with the SEC. As of March 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.
     On April 5, 2007, we completed the private placement of 16,667 shares of Series D Series D Stock for proceeds net of issuance costs approximating $650. In connection with this Series D financing we issued to the investors warrants to purchase 5,000 shares of the Company’s Series D Stock (or after mandatory conversion of the Series D Stock, 500,000 shares of the Company’s common stock) and options to purchase up to 16,667 shares of the Company’s Series D Stock (or after mandatory conversion of the Series D Stock, 1,666,700 shares of the Company’s common stock). The rights of the Series D Stock and terms of the warrants and options are the same as those for the Series D financings closed in March 2007, as described above.

     During the first quarter of 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. There were no Series A Stock or Series C Stock conversions during 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     For information regarding ReGen’s exposure to certain market risks, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, there have been no significant changes in our financial instrument portfolio or market risk exposure since December 31, 2006.
Item 4. Controls and Procedures
     We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as in this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures.
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors
     There have been no material changes in the risk factors previously disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)
     Under the terms of subscription agreements, warrant certificates and option agreements dated March 2, March 30, 2007 and April 5, 2007, ReGen Biologics, Inc. (the “Company”) sold 135,715 restricted shares of its Series D Convertible Preferred Stock, par value $0.01 per share (its “preferred shares”), at a price per share of $42.00, for gross proceeds of approximately $5.7 million. Each investor in the private placement received a number of warrants to purchase (a) preferred shares equal to 30% of the number of preferred shares that investor purchased in the private placement, or (b) the common share equivalent if exercised after mandatory conversion of the preferred shares into common shares, with the warrants having a 5-year term and an exercise price of $63.00 per preferred share (or $0.63 per common share, if the warrant is exercised for common shares). Each investor also received an option to purchase (a) the number of preferred shares that investor purchased in the private placement, or (b) the common share equivalent if exercised after mandatory conversion of the preferred shares into common shares, exercisable for cash at $42.00 per preferred share (or $0.42 per common share, if the option is exercised for common shares) in each case within 15 days of FDA clearance of the Company’s collagen scaffold device.
     Each preferred share is mandatorily convertible into 100 shares of common stock of the Company, par value $0.01 per share (the “common shares”) (i) at such time as the Company’s certificate of incorporation is amended to increase the number of authorized common shares of the Company sufficient to permit the issuance of that number of common shares into which all issued and outstanding preferred shares are convertible, after taking into account all other common shares outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company, or (ii) upon the effectiveness of a reverse stock split of the currently issued and outstanding common shares of the Company in accordance with a Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, as amended, in the form to be prepared, presented to and approved by the Stockholders of the Corporation in accordance with the Delaware General Corporation Law (the “Reverse Split”) such that, upon the effectiveness of the Reverse Split there are sufficient common shares outstanding to permit the issuance of that number of common shares into which all issued and outstanding preferred shares are convertible, after taking into account all other common shares outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company.
     The Company has agreed to register the common shares issuable upon conversion of (i) the preferred shares that were sold in the private placement, (ii) the preferred shares issuable upon the exercise of the warrants issued in the private placement and (iii) the preferred shares issuable upon the exercise of the options issued in the private placement, on one or more registration statements to be filed with the Securities and Exchange Commission.
     Vail Securities Investments, Inc. acted as a placement agent (the “Placement Agent”) for some of the sales. In connection with those sales, the Company paid the Placement Agent approximately $28 as compensation for services rendered.

     Effective March 2, 2007, the Company entered into a consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI, affiliates of whom together beneficially own in excess of five percent of the Company’s common shares. In consideration for such services, the Company issued a warrant to purchase 2,000 preferred shares (or 200,000 common shares if the warrant is exercised after mandatory conversion of the preferred shares into common shares) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for common shares).
     The issuance of the preferred shares, the warrants and the options was not registered, in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated there under, because the shares, warrants and options were only offered to accredited investors.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits.
     The following Exhibits are filed herewith and made a part hereof:

Number	Description

2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation (as amended)(22)

3.2	Amended and Restated By-Laws(4)

4.1	Specimen Common Stock Certificate(6)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(7)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)

4.8	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)

4.9	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among the Company and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between the Company and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of July 14, 2005(21)

4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)

4.21	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(26)

Number	Description

4.22	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(25)

4.23	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(28)

4.24	Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006(27)

4.25	Subscription Agreement by and between the Company and the Investors named therein, dated as of December 1, 2006(27)

4.26	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of November 30, 2006(27)

4.27	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of December 1, 2006(27)

4.28	Form of Option Agreement by and between the Company and the Individuals named therein dated as of November 30, 2006(27)

4.29	Form of Option Agreement by and between the Company and the Individuals named therein dated as of December 1, 2006(27)

4.30	Form of Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of March 2, 2007(28)

4.31	Form of Warrant Certificate by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of March 2, 2007(28)

4.32	Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of March 2, 2007(28)

4.33	Consulting Agreement by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(28)

4.34	Form of Warrant Certificate by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(28)

4.35	Subscription Agreement by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.36	Warrant Certificate by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.37	Option Agreement by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.38	Form of Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of April 5, 2007(29)

4.39	Form of Warrant Certificate by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of April 5, 2007(29)

4.40	Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of April 5, 2007(29)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(4)

10.3*	Employment Agreement by and between Brion D. Umidi and the Company dated March 23, 2004(15)

10.4	License Agreement by and between the Company and Linvatec Corporation dated April 7, 2000(15)

10.5	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company dated February 20, 2001(15)

10.7*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

Number	Description

10.8	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among the Company and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between the Company and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between the Company and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(29)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated May 10, 2007(30)

31.2	Section 302 Certification from Brion Umidi, dated May 10, 2007(30)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated May 10, 2007(30)

32.2	Section 906 Certification from Brion Umidi, dated May 10, 2007(30)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(26)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(29)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(30)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2007.

REGEN BIOLOGICS, INC.
By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer