Form 10-Q
period 2007-06-30
REGEN BIOLOGICS INC
filed 2007-08-09
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-20805
ReGen Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-2476415 (I.R.S. Employer Identification No.)

411 Hackensack Avenue, 10th Floor, Hackensack, NJ (Address of principal executive offices)	07601 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of outstanding shares of the registrant’s common stock as of August 1, 2007 was 104,007,843.

REGEN BIOLOGICS, INC.
INDEX

Page No.
PART I — Financial Information
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2007 (unaudited) and 2006 (unaudited), the Six Months Ended June 30, 2007 (unaudited) and 2006 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2007 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to June 30, 2007 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 (unaudited) and 2006 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2007 (unaudited)	10
Notes to Condensed Consolidated Financial Statements (unaudited)	11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Controls and Procedures	27
PART II — Other Information	27
Item 1. Legal Proceedings	27
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	29
Item 6. Exhibits	30
Signatures	34
Certification

PART I — Financial Information
Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,542	$7,268
Short-term investments	951	648
Trade receivables, net of allowance for doubtful accounts of $7 and $8, as of June 30, 2007 and December 31, 2006, respectively	115	83
Inventory	278	220
Prepaid expenses and other current assets	339	350

Total current assets	9,225	8,569
Property and equipment, net	309	321
Other assets	114	141

Total assets	$9,648	$9,031

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$742	$438
Accounts payable to related party	3	9
Accrued expenses	598	825
Other current liabilities	14	66

Total current liabilities	1,357	1,338
Other liabilities	67	57
Long-term portion of capital leases	29	36
Long-term portion of notes payable to related party, including accrued interest of $1,910 and $1,702 at June 30, 2007 and December 31, 2006, respectively	7,952	7,744

Total liabilities	9,405	9,175
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 2,483,116 and 13,260,025 shares at liquidation preference of $1,113 and $5,942 at June 30, 2007 and December 31, 2006, respectively	1,113	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,583,348 and 11,046,637 shares at liquidation preference of $2,950 and $4,950 as of June 30, 2007 and December 31, 2006, respectively	2,723	4,512
Stockholders’ equity (deficit)
Series D convertible preferred stock, options and warrants; preferred stock , $.01 par value; 500,000 shares authorized; issued and outstanding 135,715 shares at liquidation preference of $5,700 as of June 30, 2007	5,491	—
Common stock, $.01 par value; 165,000,000 shares authorized; issued 104,068,369 shares at June 30, 2007, and 88,708,171 shares at December 31, 2006	1,041	887
Additional paid-in capital	80,746	73,349
Deficit accumulated during development stage	(90,871)	(84,834)

Total stockholders’ deficit	(3,593)	(10,598)

Total liabilities and stockholders’ deficit	$9,648	$9,031

See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

					Period from
					December 21, 1989
	Three Months Ended June 30		Six Months Ended June 30,		(Inception) to
	2007	2006	2007	2006	June 30, 2007
Revenue:
Sales	$159	$102	$328	$259	$4,242
Royalties	12	13	24	24	306
Grant and other revenue	—	—	—	—	433

Total revenue	171	115	352	283	4,981

Expenses:
Costs of goods sold	86	94	178	240	4,599
Research and development	1,193	1,643	2,256	4,560	50,911
Business development, general and administrative	2,027	1,414	3,721	2,537	34,597
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	58

Total expenses	3,306	3,151	6,155	7,337	90,165

Operating loss	(3,135)	(3,036)	(5,803)	(7,054)	(85,184)
Merger cost	—	—	—	—	(515)
Interest and other income	121	86	212	205	2,285
Rental income	—	85	—	164	2,547
Rent expense	—	(70)	—	(148)	(2,409)
Interest and other expense	(121)	(112)	(235)	(196)	(4,000)
License fees	—	—	—	—	2,050

Net loss	(3,135)	(3,047)	(5,826)	(7,029)	(85,226)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(18)	(27)	(211)	(54)	(5,645)

Net loss attributable to common stockholders	$(3,153)	$(3,074)	$(6,037)	$(7,083)	$(90,871)

Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.04)	$(0.06)	$(0.10)	$(3.34)

Weighted average number of shares used for calculation of net loss per share	103,890,480	69,698,052	103,003,965	69,493,395	27,226,211

See accompanying Notes to Condensed Consolidated Financial Statements.

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to June 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44		$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3		—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681		—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650		—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—		(2,476)		(2,476)

Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378		(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448		—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1		—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1		—		1
Net loss					—	—			—	—	—		(1,342)		(1,342)

Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828		(3,818)		3,012
Net loss					—	—			—	—	—		(1,463)		(1,463)

Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828		(5,281)		1,549
Net loss					—	—			—	—	—		(1,959)		(1,959)

Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)		$(410)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (brought forward)	—				2,501,890	$1			2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43	—	—		43
Net loss					—	—			—	—	—	—	(1,931)		(1,931)

Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5	—	—		5
Net loss					—	—			—	—	—	—	(3,868)		(3,868)

Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108	—	—		108
Compensation expense associated with stock option modifications					—	—			—	—	56	—	—		56
Net loss					—	—			—	—	—	—	(3,815)		(3,815)

Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)

Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2007 (unaudited)
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
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)	—	$—	—	$—	4,481,835	$1	—	$—	2,528,044	$1	$27,058	$(2,930)	$(31,871)	$—	$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—		452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—		2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)

Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	664	—	—	—	664
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—		—	(4,292)	—	(4,292)
Issuance of Common Stock — warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,989)	—	(5,989)

Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
See accompanying Notes to Condensed Consolidated Financial Statements

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A - F		Series B and Series D						Deficit
	Convertible		Convertible		Convertible		Convertible						Accumulated	Accumulated	Total
	Preferred		Preferred		Preferred		Preferred				Additional	Deferred	During	Other	Stockholders’
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock — warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock — common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—					(7,201)		(7,201)

Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock — work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)

Balance at December 31, 2005	13,260,025	5,942	11,046,637	4,402	—	—	—	—	69,146,662	691	65,487	$—	(72,067)	$—	(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,183	—	—	—	1,183
Accretion of Series C Stock issuance cost	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Issuance of Common Stock- services rendered	—	—	—	—	—	—	—	—	40,000	—	18	—	—	—	18
Issuance of Common Stock — options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock-conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Issuance of Common Stock and warrants — common stock offering	—	—	—	—	—	—	—	—	18,774,838	188	6,552	—	—	—	6,740
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)

Balance at December 31, 2006	13,260,025	5,942	11,046,637	4,512	—	$—	—	—	88,647,645	887	73,349	$—	(84,834)	$—	(10,598)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	606	—	—	—	606
Accretion of Series C Stock issuance cost	—	—	—	211	—	—	—	—	—	—	—	—	(211)	—	(211)
Conversion of Series A preferred stock	(10,776,909)	(4,829)	—	—	—	—	—	—	10,776,909	108	4,721	—	—	—	4,829
Conversion of Series C preferred stock	—	—	(4,463,289)	(2,000)	—	—	—	—	4,463,289	45	1,955	—	—	—	2,000
Issuance of Series D preferred stock and preferred stock options and warrants, net of issuance costs	—	—	—	—	—	—	135,715	5,491	—	—	69	—	—	—	5,560
Issuance of Common Stock- work completed	—	—	—	—	—	—	—	—	120,000	1	46	—	—	—	47
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,826)	—	(5,826)

Balance at June 30, 2007 (unaudited)	2,483,116	$1,113	6,583,348	$2,723	—	$—	135,715	$5,491	104,007,843	$1,041	$80,746	$—	$(90,871)	$—	$(3,593)

See accompanying Notes to Condensed Consolidated Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

			Period from
			December 21,
	Six Months Ended June 30,		1989
			(Inception) to
	2007	2006	June 30, 2007
Operating Activities
Net loss	$(5,826)	$(7,029)	$(85,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	669	609	9,705
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	38	28	2,322
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Exchange loss	22	27	72
Changes in operating assets and liabilities:
Other current assets and receivables	(37)	58	(376)
Inventory	(58)	35	(278)
Other assets	27	(39)	(64)
Accounts payable and accrued expenses	279	(1,397)	3,134
Other liabilities	(42)	23	(77)

Net cash used in operating activities	(4,928)	(7,685)	(69,221)

Investing Activities
Purchases of property and equipment	(26)	(126)	(2,335)
Changes in investments	(303)	754	1,994

Net cash (used in) provided by investing activities	(329)	628	(341)

Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock and preferred stock options and warrants, net of issuance costs paid in cash	5,560	—	39,781
Proceeds from issuance of common stock and warrants	—	117	28,487
Repayment of capital lease obligations	(7)	(7)	(156)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)

Net cash provided by financing activities	5,553	110	77,171

Effect of exchange rate changes on cash	(22)	(27)	(68)

Net increase (decrease) in cash and cash equivalents	274	(6,974)	7,541
Cash and cash equivalents at beginning of period	7,268	9,535	1

Cash and cash equivalents at end of period	$7,542	$2,561	$7,542

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	—	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Warrants associated with consulting services	69		69
Conversion of Series A Preferred Stock	4,829	—	5,742
Issuance of Common Stock-conversion of warrants	—	4	14
Conversion of Series C Preferred Stock	2,000	—	7,018
Issuance of Common Stock for services rendered	47	—	158
Non-employee options exercised, net-share settled	—	1	1
Cash disclosure:
Cash paid for interest	5	2	329
See accompanying Notes to Condensed Consolidated Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per unit and per share data)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
     The consolidated financial statements of ReGen Biologics, Inc. (“ReGen” or the “Company”) include accounts of the Company and its wholly-owned subsidiaries, RBio, Inc. (“RBio”) and ReGen Biologics AG (“ReGen AG”). Intercompany transactions and balances are eliminated in consolidation.
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
     To date, sales of the Company’s products have been limited. ReGen® will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen would emerge from the development stage when (a) the Company obtains either FDA clearance of the Collagen Scaffold device or premarket approval for the CMI™, and either product is available for sale in the U.S. and (b) the Company begins to earn significant revenue from its principal operations. As discussed below, neither the Collagen Scaffold device nor the CMI product is available for sale in the U.S.
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
Risks and Going Concern Considerations
     The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its Collagen Scaffold device, CMI and other products. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has made a 510(k) premarket notification submission to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business.
     If the Collagen Scaffold device is not cleared through the 510(k) process, we may proceed with submission to the FDA of the Premarket Approval or PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

     In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including, for example, establishing distribution channels and identifying third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Company’s Collagen Scaffold, the CMI, or other future products. While the Company is actively working to address these issues, there is no guarantee that the Company will be successful or able to effectively address these challenges in any given time frame.
     The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives either FDA clearance for the Collagen Scaffold or premarket approval for the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2006 and the first half of 2007, respectively, the Company incurred a net loss of $12,657 and $5,826 and used $12,239 and $4,928 of cash in operating activities. At June 30, 2007, the Company had cash and short-term investments of $8,493 and net working capital of $7,868.
     Based upon current cash and investment balances and planned spending rates, management believes the Company has adequate cash and investments on hand to support ongoing operations through at least January 1, 2008. If necessary, the Company has the intent and ability to reduce planned spending during 2007 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed before January 1, 2008. The Company anticipates that additional equity capital will be required beyond January 2008 to support ongoing operations; to further develop the Company’s collagen matrix technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of either the Collagen Scaffold or the CMI, respectively, in the U.S.
Adoption of New Accounting Pronouncements
     Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2006. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At June 30, 2007, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six month periods ended June 30, 2007 and 2006, the Company did not have any income tax related interest or penalties.
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
Cash and Cash Equivalents and Investments
     The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $3,627 and $1,126 in a money market account and $411 and $534 in a sweep account as of June 30, 2007 and December 31, 2006, respectively. The Company also held cash equivalents in commercial paper of $2,785 and $2,380 at June 30, 2007 and December 31, 2006, respectively, and in federal agency mortgage-backed securities of $494 and $3,065, at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, respectively, the Company held cash of $158 and $17 in a foreign account.
     All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At June 30, 2007 and December 31, 2006, the Company had invested $801 and $648, respectively, in federal agency mortgage-backed securities and $150 and $0, respectively, in commercial paper. The Company did not have any material realized or unrealized gains or losses at June 30, 2007 or December 31, 2006.
Accounts Receivable
     Accounts receivable are carried at estimated net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $7 and $8 at June 30, 2007 and December 31, 2006, respectively.
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
     Inventory consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Raw material	$35	$33
Work in process	81	11
Finished goods	162	176

	$278	$220

     Inventory was adjusted down $0 and $7 during the first half of 2007 and the year ended December 31, 2006, respectively, to reflect values at the lower of cost or market. At June 30, 2007, and December 31, 2006, 1% and 7%, respectively, of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

Accrued Expenses
     Accrued expenses consist of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)
Accrued professional fees	$378	$351
Accrued wages and vacation	77	378
Accrued printing cost	81	65
Other accrued cost	62	31

	$598	$825

Foreign Currency Transactions
     The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s cash account is held in Swiss francs (CHF) and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the three month and six month periods ended June 30, 2007 approximated $5 and $22, respectively, and $25 and $27, respectively, for the same periods in 2006.
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
Basic and Diluted Loss Per Share
     Basic net loss attributable to common stockholders is calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Shares that would be issued upon conversion of preferred stock or debt instruments are not included in the calculation of weighted average number of common shares outstanding during the period due to the Company’s net operating loss position. Dividends on preferred stock are not added to the net loss attributable to common stockholders until such dividends are declared. Due to the Company’s net loss position, all options, warrants and contingently issuable shares are anti-dilutive. Therefore, diluted and basic net loss per share are the same.
Stock-Based Compensation
     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective transition method. Under the modified prospective transition method adopted by the Company, stock-based compensation expense for 2007 and 2006 includes compensation expense for all share-based awards granted (i) prior to, but not yet vested, as of January 1, 2006, based on grant date fair value and related service period estimated in accordance with the original provisions of SFAS No 123 and (ii) beginning January 1, 2006, based on the grant date fair value and related service period estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs only for those shares expected to vest over the requisite service period of the awards, generally, the option vesting term of four years. For grant awards with graded vesting, the Company recognizes the estimated expense on an accelerated basis.

     The Company uses the Black-Scholes model to estimate grant date fair value. As part of its SFAS No. 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since June 2002, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that there was not sufficient data on which to base an estimate of expected term. Consequently the Company has decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in 2007 and 2006 is estimated to be seven years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.
     The Company did not grant options during the second quarter of 2007 or 2006. In the first quarter of 2007, the Company granted options to employees, officers and directors to purchase an aggregate of 4,375,642 shares of the Company’s common stock, with a per share weighted average fair value of $0.33. In the first quarter of 2006, the Company granted options to its directors, one of whom is also an officer, to purchase an aggregate of 600,000 shares of the Company’s common stock, with a per share weighted average fair value of $0.75. Also during the first quarters of 2007 and 2006, respectively, the Company granted options to non-employee consultants to purchase 100,000 shares of the Company’s common stock with a per share fair value of $0.36 at the measurement date and 150,000 shares with a per share fair value of $0.72 at the measurement date. Amortization of compensation costs recognized for the three months ended June 30, 2007 and 2006, for grants awarded to employees and directors approximated $299 and $295, respectively. Amortization of compensation costs recognized for the six months ended June 30, 2007 and 2006, for grants awarded to employees and directors approximated $592 and $586, respectively. Amortization of compensation costs recognized for the three months ended June 30, 2007 and 2006 for grants awarded to non-employee consultants approximated $17 and $7, respectively. Amortization of compensation costs recognized for the six months ended June 30, 2007 and 2006 for grants awarded to non-employee consultants approximated $31 and $14, respectively.
     The fair values of option awards granted in the first quarter of 2007 and 2006 were estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	Employee &	Non-	Employee &	Non-	Employee &	Non-	Employee &	Non-
	Director	Employee	Director	Employee	Director	Employee	Director	Employee
Weighted average fair value of grants	N/A	N/A	N/A	N/A	$0.33	$0.36	$0.75	$0.72
Risk free interest rate	N/A	N/A	N/A	N/A	4.48 - 4.70%	4.54%	4.75%	4.79%
Dividend yield	N/A	N/A	N/A	N/A	0%	0%	0%	0%
Expected lives	N/A	N/A	N/A	N/A	7 years	7 years	7 years	7 years
Expected volatility	N/A	N/A	N/A	N/A	73.89 - 74.48%	72.80%	74.82%	74.30%
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
     Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy, Spain, Turkey, and Andorra through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).
     The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers.
     Concentrations of receivables and revenue by geographic location as of and for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Receivables:
U.S (Linvatec)	18%	56%	18%	56%
Switzerland (various)	0%	2%	0%	2%
Spain (Hoscenter, Polymedic)	17%	0%	17%	0%
Italy (Xmedica)	16%	0%	16%	0%
Germany (various)	48%	34%	48%	34%
Belgium (various)	1%	8%	1%	8%
Sales revenue:
U.S. (Linvatec)	50%	61%	48%	47%
Switzerland (various)	0%	4%	2%	6%
Spain (Hoscenter, Polymedic)	13%	1%	6%	13%
Italy (Xmedica)	0%	7%	12%	13%
Germany (various)	36%	27%	32%	20%
Belgium (various)	1%	0%	0%	1%
Royalties:
U.S. (Linvatec)	100%	100%	100%	100%
     In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.
     At June 30, 2007 and December 31, 2006, 2% and less than 1%, respectively, of the Company’s cash and cash equivalents balance was held in Swiss francs (CHF) and 11% and 8%, respectively, of current liabilities related to unsettled obligations denominated in foreign currencies. For each of the three and six month periods ended June 30, 2007, 18% of the Company’s expenses resulted from transactions denominated in foreign currencies. For the three and six month periods ended June 30, 2006, 10% and 6%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies.

(4) RELATED PARTY TRANSACTIONS
     Amounts due to related parties, $3 and $9, at June 30, 2007 and December 31, 2006, respectively, represent amounts due to certain shareholders and an affiliate of a shareholder for reimbursable expenses, royalties, and fees for services provided to the Company.
     The Company’s statements of operations for the three month and six month periods ended June 30, 2007 include $3 and $6, respectively, and $3 and $5 for the same respective periods in 2006, representing royalties to an individual who is a shareholder and director of the Company. The Company’s statement of operations for the three and six months ended June 30, 2007, also includes $4 representing reimbursable expenses due to a clinic owned by the same individual. The Company’s statement of operations for the three and six months ended June 30, 2006, also includes $8 representing a donation to a foundation for orthopedic research, for which the same individual is a director.
(5) STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK
     As of June 30, 2007 the Company has 165,000,000 authorized shares of common stock, of which 104,007,843 shares of common stock were outstanding. Also at June 30, 2007, the Company had reserved 9,066,464 shares of common stock for conversion of outstanding Series A and Series C Preferred Stock and 48,684,814 shares of common stock for the exercise of outstanding stock options and warrants. At June 30, 2007, the Company had 500,000 authorized shares of Series D Preferred Stock, of which 135,715 shares were outstanding. Each share of Series D Preferred Stock is mandatorily convertible into 100 shares of common upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion.
Redeemable Convertible Preferred Stock
     During the first quarter of 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. During 2006 there were no conversions of Preferred Stock. As a result of the Series C conversions, $173 of unamortized issuance cost associated with the Series C Stock was recognized in the three months ended March 31, 2007 as deemed dividends to preferred stockholders for purposes of determining net loss attributable to common stockholders. There were no conversions of Preferred Stock in the second quarter of 2007.
Financings and Capital Transactions
     On March 2 and 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D convertible preferred stock, par value $0.01 per share (Series D Stock), resulting in aggregate proceeds net of issuance costs approximating $5,500 (the Series D financing). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. At the 2007 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten, one-for-twelve, one-for-fourteen or one-for-sixteen reverse stock split, subject to the discretion of the Company’s Board of Directors. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event.

     In connection with the Series D financing the Company issued to the investors warrants to purchase 40,715 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 4,071,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, the Company issued to the investors options to purchase up to 135,715 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 13,571,500 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. The Company registered the common shares into which the Series D Stock is convertible, as well as the common shares issuable upon exercise of the warrants and options with the SEC on June 1, 2007. As of June 30, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.
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
Restatement of Consolidated Financial Statements
     In our Form 10-Q/A (filed on November 20, 2006), we restated our unaudited condensed consolidated financial statements for the quarters ended June 30, 2006 and 2005. All financial information included in this Quarterly Report on Form 10-Q reflects our restatement, as applicable.
Business
     We are a development stage orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. Our proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. Some of these applications are marketable currently while others are in various stages of development. The Company’s first approved product using its collagen matrix technology is the CMI™, a meniscus implant cleared for sale in the European Union (“EU”) and marketed through the Company’s European subsidiary, ReGen Biologics AG. We have made a 510(k) premarket notification submission to the FDA for market clearance in the U.S. of the Collagen Scaffold device, which includes an application for the reinforcement and repair of meniscus defects.

     In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the ReGen® Collagen Scaffold for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 we responded to the FDA’s request. Based upon recent meetings with the FDA, we believe the latest submission, together with previously submitted information, responds fully to FDA questions. We anticipate that the FDA may have further questions regarding the application and we intend to respond to all additional inquiries as soon as possible.
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
     To date, sales of our products have been limited. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for premarketing approval by the FDA. ReGen has exclusive worldwide rights to market the CMI subject to relevant regulatory clearance in each market. Our Swiss subsidiary, ReGen AG conducts our European distribution activities through local market distributors and a limited number of employees. Currently, we have distributorship agreements with independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, Turkey, and Andorra. Beginning in 2006 our priority has been market penetration in Italy, Spain, and Germany. In Germany we have received an OPS code for third-party reimbursement of the CMI and we are currently awaiting assignment of the reimbursement amount associated with the code. If it is obtained, we expect assignment of the OPS code and reimbursement amount to facilitate market penetration in that country. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan. Currently, we market the SharpShooter through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD), and in Europe through ReGen AG, including Italy, Spain, Turkey, and Andorra through independent medical device marketing companies in those markets. We continue to evaluate new markets for potential expansion of our distribution efforts.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, when we value work in process inventory we use estimates to determine, among other factors, the number of units that will be successfully converted to finished goods. This and other estimates we make are often based on judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgments to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, foreign exchange, litigation, legislation and regulation. These and other risks and uncertainties are discussed in the section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. All of these could significantly and adversely affect our business, prospects, financial condition or results of operations.
     An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the six months ended June 30, 2007, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006, including our adoption effective January 1, 2007, of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which did not have a material effect on our consolidated financial statements. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
     INCOME TAXES: We provide for income taxes in accordance with the asset and liability method, prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 2006 the Company had a net operating loss carryforward of approximately $67.4 million and a research and development tax credit carryforward of approximately $390. These carryforwards began to expire in 2005 and 2006, respectively. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and its subsidiaries, and the effect of the reverse merger and recapitalization completed on June 21, 2002. A valuation allowance is required when it is more likely than not that a deferred tax asset will not be realized.

     As a result of evaluating all positive and negative evidence, we have established a full valuation allowance for the Company’s net deferred tax assets. Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2006. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At June 30, 2007, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six month periods ended June 30, 2007 and 2006, the Company did not have any income tax related interest or penalties.
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

     INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At June 30, 2007 and December 31, 2006, 1% and 7%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.
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
Results of Operations
Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006
REVENUE. The Company’s revenue from sales of our products approximated $159 and $328 for the three months and six months ended June 30, 2007, respectively, compared with $102 and $259, respectively, for the same periods in 2006. The approximate increases of $57 (56%) and $69 (27%), respectively, resulted from increased sales of both our CMI and SharpShooter products. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue decreased approximately $1 (8%) for the three months and six months ended June 30, 2007 compared with the same period in 2006 and was the same for the six month periods ended June 30, 2007 and 2006, respectively. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Title of product passes to our customers FOB origin and our customers do not have a right to return the product other than for product defect issues.
     For the three months and six months ended June 30, 2007, CMI sales by ReGen AG approximated $76 and $150, compared to $29 and $113 for each of the respective periods in 2006. ReGen AG’s selling price for the CMI ranges from $1,050 to $2,300 per unit. CMI sales approximated 48% and 46% of total sales for the three and six month periods ended June 30, 2007 compared with 28% and 44% for the same periods ended 2006.

     SharpShooter sales in the three and six month periods ended June 30, 2007, approximated $83 and $178 respectively, compared with $73 and $146, respectively, for the same periods in 2006, representing increases of $10 and $32 (14% and 22%), respectively. For the three month and six month periods ended June 30, 2007, SharpShooter sales to Linvatec, our primary distributor for the SharpShooter, approximated $81 and $158, respectively, compared to $62 and $123, respectively, for the same periods in 2006, representing increases of $19 (31%) and $35 (29%), respectively. SharpShooter sales to Regen AG customers for the three and six month periods ended June 30, 2007 approximated $2 and $20, respectively, compared to $11 and $23, for the same periods in 2006, representing decreases of $9 (82%) and $3 (13%), respectively.
COST OF GOODS SOLD. For the three and six month periods ended June 30, 2007, cost of goods sold approximated $86 and $178, respectively, compared with $94 and $240, respectively, for the same periods in 2006, representing decreases of $8 and $62 (9% and 26%), respectively. The decreases resulted, primarily, from a lower per unit cost for CMI units sold due to varying production volumes in the respective periods when the units were produced. At June 30, 2007 all CMI units in inventory, as well as the CMI units sold during the three and six month periods ended June 30, 2007, were valued at cost, which was lower than market. By comparison, at June 30, 2006, 78% of CMI units in finished goods inventory, as well as all of the CMI units sold during the three and six month periods ended June 30, 2006, were valued at market, which was lower than cost.
     For the three and six months ended June 30, 2007, approximately $64 and $135, respectively, of cost of goods sold related to SharpShooter units sold compared with $58 and $112, respectively, for the same periods in 2006, representing increases of $6 (10%) and $23 (21%), respectively. For the three months and six months ended June 30, 2007, approximately $22 and $43, respectively, of cost of goods sold related to CMI units sold compared with $36 and $128, respectively, for CMI units in the same periods in 2006, representing decreases of $14 (39%) and $85 (66%), respectively.
     Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first six months of 2007 may not be indicative of a future trend.
RESEARCH AND DEVELOPMENT. Research and development expenses for the three and six month periods ended June 30, 2007 approximated $1,193 and $2,256, respectively, compared with $1,643 and $4,560, respectively, for the same periods in 2006. Significant factors contributing to the $450 (27%) decrease for the comparative three month periods include: (i) $455 decrease in consulting, legal, and other professional fees and related costs associated with our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, which concluded in the second quarter of 2006, as well as costs associated with development projects such as the ongoing refinement of our collagen scaffold manufacturing processes (ii) $49 decrease in costs related to training and other activities associated with our lateral CMI study in Europe; and (iii) $12 decrease in clinical study costs associate with our MCT for the CMI; partially offset by $66 increase for rent and other facility costs related to the termination of the sublease arrangement for our Redwood City facility. Significant factors contributing to the $2,304 (51%) decrease for the comparative six month periods include: (i) $2,413 decrease in consulting, legal, and other professional fees and related costs associated with our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, which concluded in the second quarter of 2006, as well as costs associated with development projects such as the ongoing refinement of our collagen scaffold manufacturing processes; (ii) $31 decrease in clinical study costs associated with our MCT for the CMI; (iii) $5 decrease in cost related to training and other activities associated with our lateral CMI study in Europe; offset by (iv) $145 increase in rent and other facility costs related to the termination of the sublease arrangement for our Redwood City facility.
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

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and six month periods ended June 30, 2007 approximated $2,027 and $3,721, respectively, compared with approximately $1,414 and $2,537, respectively, for the same periods in 2006. Significant factors contributing to the $613 (43%) increase for the comparative three month periods include: (i) $190 increase in consulting, legal, accounting and other professional fees, primarily associated with our registration statement on Form S-1 that was effective June 1, 2007 and with other non-recurring professional services; (ii) $261 increase in consulting fees, education, travel, promotional activities, and similar costs in connection with development of marketing and distribution capabilities in Europe and other markets; and (iii) $162 increase in salary and benefits primarily related to new hires to support our marketing and distribution activities in Europe and other markets. Significant factors contributing to the $1,184 (47%) increase for the comparative six month periods include: (i) $632 increase in consulting fees, education, travel, promotional activities, and similar costs in connection with development of marketing and distribution capabilities in Europe and other markets; (ii) $324 increase in salary and benefits primarily related to new hires to support our marketing and distribution activities in Europe and other markets; (iii) $228 increase in consulting, legal, accounting and other professional fees, primarily associated with our registration statement on Form S-1 that was effective June 1, 2007 and with other non-recurring professional services. We expect to incur additional costs during 2007 related to (i) professional fees in connection with preparing for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act; and (ii) consulting fees, new employees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities.
NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $121 and $212 for the three and six month periods ended June 30, 2007, respectively, compared with $86 and $205, respectively, for the same periods in 2006. The approximate increases of $35 (41%) and $7 (3%), respectively, related primarily to higher interest rates and higher cash and cash equivalents and investment balances in 2007 compared with 2006. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $0 for three months and six months ended June 30, 2007, respectively, compared with $5 and $16, respectively for the same periods in 2006. The sub-lease was terminated December 2006. Interest and other expense approximated $121 and $235 for the three and six months ended June 30, 2007, respectively, compared with $112 and $196, respectively, for the same periods in 2006, due to higher interest rates and compounding of interest.
Liquidity and Capital Resources
Cash and cash equivalents
     During the first half of 2007, the Company held investments in commercial paper and federal agency mortgage-backed securities. The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. All investments are commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. At June 30, 2007 approximately 2% of our cash and cash equivalents balance is held in Swiss francs. The effect on our 2007 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.
     Cash and cash equivalents and investments approximated $8,493 as of June 30, 2007 compared with approximately $7,916 as of December 31, 2006. The net increase in cash and cash equivalents and investments is a result of the net proceeds of the Series D financings closed in March and April 2007, net of cash used for operations, for equipment purchases, and for repayment of capital lease obligations.
Cash flows
     The following table sets forth our sources and uses of cash for the quarters ended June 30, 2007 and 2006.

	June 30,
	2007	2006
	(In thousands)
Net cash used in operations	$(4,928)	$(7,685)
Net cash (used in) provided by investing activities	(329)	628
Net cash provided by financing activities	5,553	110
Effect of exchange rate changes on cash	(22)	(27)

Net increase (decrease) in cash and cash equivalents	$274	$(6,974)

     Cash used in operating activities during the six months ended June 30, 2007 approximated $4,928, which resulted from the net loss of $5,826, adjusted to account for a net increase in accounts receivable, inventory and other assets of approximately $68, a net increase in accounts payable, accrued expenses and other liabilities of $237, together with adjustments of $729 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.6 million of operating expenses incurred in the first half of 2006 represents costs associated with the undertaking to audit, analyze, and tabulate the CMI multicenter clinical trial (“MCT”) data. This data project was substantially completed during the second quarter of 2006. We believe our investment in the clinical data represents a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.
     During the six months ended June 30, 2007, we invested approximately $303 in commercial paper and federal agency mortgage-backed securities, invested approximately $26 in property and equipment, and repaid approximately $7 of our capital lease obligations.
     Through June 30, 2007, we have incurred cumulative inception to date net losses of approximately $85,226 and used approximately $69,221 in cash for operating activities. The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its Collagen Scaffold device, CMI and other products. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has submitted a 510(k) to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k), we may proceed with submission to the FDA of the PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.
     In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including for example, establishing distribution channels and identifying third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Company’s Collagen Scaffold, the CMI, or other future products. While the Company is actively working to address these issues, there is no guarantee that the Company will be successful or able to effectively address these challenges in any given time frame.
     We will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date we receive either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Based upon current cash and investment balances and planned spending rates for 2007 management believes that the Company has adequate cash and investments on hand to support ongoing operations through at least January 1, 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. If necessary, we have the intent and ability to reduce planned spending during 2007 by controlling costs that are within management’s discretion. Such costs include (but are not limited to) consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. However, if unforeseen events occur, it is possible that additional cash may be needed before January 1, 2008. We anticipate that additional equity capital will be required beyond January 2008 to support ongoing operations, including continuation of our marketing and distribution activities; to further develop our collagen matrix technology for other orthopedic applications; and to satisfy expenses associated with the preparation for and, if cleared or approved, launch of either the Collagen Scaffold or the CMI, respectively, in the U.S.

Equity Financing
     On March 2 and 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D convertible preferred stock, par value $0.01 per share (Series D Stock), resulting in aggregate proceeds net of issuance costs approximating $5,500 (the Series D financing). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. At the 2007 annual meeting our shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten, one-for-twelve, one-for-fourteen or one-for-sixteen reverse stock split, subject to the discretion of our Board of Directors. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event.
     In connection with the Series D financing the Company issued to the investors warrants to purchase 40,715 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 4,071,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, the Company issued to the investors options to purchase up to 135,715 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 13,571,500 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. The Company registered the common shares into which the Series D Stock is convertible, as well as the common shares issuable upon exercise of the warrants and options with the SEC on June 1, 2007. As of June 30, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.
     Vail Securities Investments, Inc. acted as a placement agent (the “Placement Agent”) for certain of the sales. In connection with those sales, the Company paid the Placement Agent approximately $28 as compensation for services rendered.
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
     Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective.
     Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)
     Under the terms of subscription agreements, warrant certificates and option agreements dated April 5, 2007, ReGen Biologics, Inc. (the “Company”) sold 16,667 restricted shares of its Series D Convertible Preferred Stock, par value $0.01 per share (its “preferred shares”), at a price per share of $42.00, for gross proceeds of approximately $700. Each investor in the private placement received a number of warrants to purchase (a) preferred shares equal to 30% of the number of preferred shares that investor purchased in the private placement, or (b) the common share equivalent if exercised after mandatory conversion of the preferred shares into common shares, with the warrants having a 5-year term and an exercise price of $63.00 per preferred share (or $0.63 per common share, if the warrant is exercised for common shares). Each investor also received an option to purchase (a) the number of preferred shares that investor purchased in the private placement, or (b) the common share equivalent if exercised after mandatory conversion of the preferred shares into common shares, exercisable for cash at $42.00 per preferred share (or $0.42 per common share, if the option is exercised for common shares) in each case within 15 days of FDA clearance of the Company’s collagen scaffold device.
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
     The Company has agreed to register the common shares issuable upon conversion of (i) the preferred shares that were sold in the private placement, (ii) the preferred shares issuable upon the exercise of the warrants issued in the private placement and (iii) the preferred shares issuable upon the exercise of the options issued in the private placement, on one or more registration statements to be filed with the Securities and Exchange Commission. The Company filed a registration statement with the SEC on Form S-1, which was declared effective on June 1, 2007.
     Vail Securities Investments, Inc. acted as a placement agent (the “Placement Agent”) for the sales. In connection with these sales, the Company paid the Placement Agent approximately $28 as compensation for services rendered.
     The issuance of the preferred shares, the warrants and the options was not registered, in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated there under, because the shares, warrants and options were only offered to accredited investors.
Item 3. Defaults upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     The 2007 annual meeting of stockholders was held on May 11, 2007. The matters on which the stockholders voted, in person or by proxy, were: (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified; (ii) to approve a one-for-ten, one-for-twelve, one-for-fourteen, or one-for-sixteen reverse stock split of all of ReGen’s issued and outstanding Common Stock, subject to the authority of the Board; (iii) to approve an amendment to ReGen’s Employee Stock Option Plan contingent upon the effectiveness of a reverse stock split; (iv) to approve an amendment to ReGen’s Non-Employee Director Stock Option Plan contingent upon effectiveness of a reverse stock split; and (iii) to ratify the appointment of Ernst & Young LLP as our independent accountants for the current fiscal year.

     The results of the voting are shown below:
Election of directors:

	Number of	Number of
Name of Nominee	Votes For	Votes Withheld
Dr. Gerald E. Bisbee, Jr.	81,238,658	359,702
Dr. Abhi Acharya	81,361,257	237,103
Mr. Alan W. Baldwin	81,091,357	507,003
Dr. Robert G. McNeil	81,264,858	333,502
Dr. J. Richard Steadman	81,264,858	333,502
Mr. William R. Timken	81,361,627	236,733
Approval of a one-for-ten, one-for-twelve, one-for-fourteen, or one-for-sixteen reverse stock split of all of the Company’s issued and outstanding Common Stock, subject to the authority of the Board:

		Number of Votes
Number of Votes For	Number of Votes Against	Abstaining
81,084,753	448,535	65,072
Approval of an amendment to ReGen’s Employee Stock Option Plan to increase the number of shares reserved for issuance under the Employee Stock Option Plan by 10,550,000 shares from 9,450,000 to 20,000,000, contingent upon the effectiveness of a reverse stock split:

		Number of Votes
Number of Votes For	Number of Votes Against	Abstaining
75,605,033	5,776,680	216,467
Approval of an amendment to ReGen’s Non-Employee Director Stock Option Plan to increase the number of shares reserved for issuance under the Non-Employee Director Stock Option Plan by 4,500,000 shares from 2,500,000 to 7,000,000 shares, contingent upon the effectiveness of a reverse stock split:

		Number of Votes
Number of Votes For	Number of Votes Against	Abstaining
80,837,285	544,608	216,467
Ratification of the selection of Ernst &Young LLP as independent auditors for the fiscal year ending December 31, 2007:

		Number of Votes
Number of Votes For	Number of Votes Against	Abstaining
81,391,966	192,267	14,127
Item 5. Other Information
     None.

Item 6. Exhibits
     (a) Exhibits.
     The following Exhibits are filed herewith and made a part hereof:

Number	Description
2.1	Agreement and Plan of Merger by and among ReGen Biologics, Inc., Aros Corporation and Aros Acquisition Corporation dated as of June 7, 2002(1)

2.2	Agreement and Plan of Merger among the Company, NHA Acquisition Corporation, National Health Advisors, Ltd., Scott A. Mason and Donald W. Seymour dated as of June 2, 1997(5)

2.3	Agreement and Plan of Merger among the Company and MetaContent, Inc. dated as of March 21, 2001(2)

2.4	Asset Purchase Agreement between Cerner Corporation and the Company dated as of April 7, 2001(3)

2.5	Amendment No. 1 to Asset Purchase Agreement by and between Cerner Corporation and the Company dated as of June 11, 2001(3)

3.1	Amended and Restated Certificate of Incorporation (as amended)(22)

3.2	Amended and Restated By-Laws(4)

4.1	Specimen Common Stock Certificate(6)

4.2	Rights Agreement between the Company and First Chicago Trust Company of New York, dated as of May 6, 1997(8)

4.3*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.4*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective January 31, 2003(10)

4.5	Registration Rights Agreement between the Company and the Investors listed therein(7)

4.6	Registration Agreement between the Company and Certain Stockholders, dated December 28, 1995(13)

4.7	Amendment No. 1 to Rights Agreement between the Company and EquiServe Trust Company, N.A. dated as of June 7, 2002(9)

4.8	Registration Agreement between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center, Mark A. Tannenbaum, M.D. and Iowa Heart Institute dated January 7, 1997(12)

4.9	Nonqualified Stock Option Agreements between the Company and each of Iowa Health Centers, P.C. d/b/a Iowa Heart Center, P.C., Mercy Hospital Medical Center and Mark A. Tannenbaum, M.D., dated January 7, 1997(14)

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among the Company and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between the Company and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of July 14, 2005(21)

4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of September 21, 2005(23)

4.21	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(26)

Number	Description
4.22	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(25)

4.23	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(28)

4.24	Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006(27)

4.25	Subscription Agreement by and between the Company and the Investors named therein, dated as of December 1, 2006(27)

4.26	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of November 30, 2006(27)

4.27	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of December 1, 2006(27)

4.28	Form of Option Agreement by and between the Company and the Individuals named therein dated as of November 30, 2006(27)

4.29	Form of Option Agreement by and between the Company and the Individuals named therein dated as of December 1, 2006(27)

4.30	Form of Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of March 2, 2007(28)

4.31	Form of Warrant Certificate by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of March 2, 2007(28)

4.32	Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of March 2, 2007(28)

4.33	Consulting Agreement by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(28)

4.34	Form of Warrant Certificate by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(28)

4.35	Subscription Agreement by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.36	Warrant Certificate by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.37	Option Agreement by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.38	Form of Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of April 5, 2007(29)

4.39	Form of Warrant Certificate by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of April 5, 2007(29)

4.40	Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of April 5, 2007(29)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(4)

10.3*	Employment Agreement by and between Brion D. Umidi and the Company dated March 23, 2004(15)

10.4	License Agreement by and between the Company and Linvatec Corporation dated April 7, 2000(15)

10.5	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company dated February 20, 2001(15)

Number	Description
10.7*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

10.8	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among the Company and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between the Company and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between the Company and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(29)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated August 9, 2007(30)

31.2	Section 302 Certification from Brion Umidi, dated August 9, 2007(30)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated August 9, 2007(30)

32.2	Section 906 Certification from Brion Umidi, dated August 9, 2007(30)

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 4, 1997 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 22, 2005 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(26)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(29)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(30)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2007.

REGEN BIOLOGICS, INC.
By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer