Form 10-Q
period 2007-09-30
REGEN BIOLOGICS INC
filed 2007-11-07
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

For the transition period from ________________ to ____________

Commission file number 000-20805

ReGen Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2476415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Hackensack Avenue,
10th Floor,
Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s common stock as of November 2, 2007 was 104,076,415.

REGEN BIOLOGICS, INC.

INDEX

Page No.
PART I — Financial Information
Item 1. Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2007 (unaudited) and 2006 (unaudited), the Nine Months Ended September 30, 2007 (unaudited) and 2006 (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 (unaudited) and 2006 (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)	11
Notes to Condensed Consolidated Financial Statements (unaudited)	12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	30
Item 4. Controls and Procedures	30
PART II — Other Information
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	33
Signatures	37
Certification

Index

PART I — Financial Information

Item 1. Financial Statements

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$5,598	$7,268
Short-term investments	511	648
Trade receivables, net of allowance for doubtful accounts of $0 and $8, as of September 30, 2007 and December 31, 2006, respectively	146	83
Inventory	365	220
Prepaid expenses and other current assets	152	350
Total current assets	6,772	8,569
Property and equipment, net	424	321
Other assets	111	141
Total assets	$7,307	$9,031
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$397	$438
Accounts payable to related party	2	9
Accrued expenses	588	825
Other current liabilities	13	66
Total current liabilities	1,000	1,338
Other liabilities	71	57
Long-term portion of capital leases	26	36
Long-term portion of notes payable to related party, including accrued interest of $2,017 and $1,702 at September 30, 2007 and December 31, 2006, respectively	8,059	7,744
Total liabilities	9,156	9,175
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 2,483,116 and 13,260,025 shares at liquidation preference of $1,113 and $5,942 at September 30, 2007 and December 31, 2006, respectively	1,113	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,583,348 and 11,046,637 shares at liquidation preference of $2,950 and $4,950 as of September 30, 2007 and December 31, 2006, respectively	2,740	4,512
Stockholders’ equity (deficit)
Series D convertible preferred stock, options and warrants; preferred stock , $.01 par value; 500,000 shares authorized; issued and outstanding 135,715 shares at liquidation preference of $5,700 as of September 30, 2007	5,491	—
Common stock, $.01 par value; 165,000,000 shares authorized; issued 104,068,369 shares at September 30, 2007, and 88,708,171 shares at December 31, 2006	1,041	887
Additional paid-in capital	81,014	73,349
Deficit accumulated during development stage	(93,248)	(84,834)
Total stockholders’ deficit	(5,702)	(10,598)
Total liabilities and stockholders’ deficit	$7,307	$9,031

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 21, 1989 (Inception) to
	2007	2006	2007	2006	September 30, 2007
Revenue:
Sales	$249	$135	$577	$394	$4,491
Royalties	10	10	33	34	315
Grant and other revenue	—	—	—	—	433
Total revenue	259	145	610	428	5,239
Expenses:
Costs of goods sold	119	122	297	362	4,718
Research and development	890	1,148	3,146	5,708	51,801
Business development, general and administrative	1,592	1,526	5,313	4,063	36,189
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	58
Total expenses	2,601	2,973	8,756	10,133	92,766
Operating loss	(2,342)	(2,651)	(8,146)	(9,705)	(87,527)
Merger cost	—	—	—	—	(515)
Interest and other income	88	56	300	261	2,373
Rental income	—	85	—	249	2,547
Rent expense	—	(90)	—	(238)	(2,409)
Interest and other expense	(105)	(97)	(340)	(293)	(4,105)
License fees	—	—	—	—	2,050
Net loss	(2,359)	(2,697)	(8,186)	(9,726)	(87,586)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(17)	(27)	(228)	(81)	(5,662)
Net loss attributable to common stockholders	$(2,376)	$(2,724)	$(8,414)	$(9,807)	$(93,248)
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.04)	$(0.08)	$(0.14)	$(3.29)
Weighted average number of shares used for calculation of net loss per share	104,007,843	69,832,807	103,342,270	69,608,380	28,314,646

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Series A – F Convertible Preferred Stock		Series B and Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44		$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3		—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681		—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650		—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—		(2,476)		(2,476)
Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378		(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for
cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448		—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1		—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1		—		1
Net loss					—	—			—	—	—		(1,342)		(1,342)
Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828		(3,818)		3,012
Net loss					—	—			—	—	—		(1,463)		(1,463)
Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828		(5,281)		1,549
Net loss					—	—			—	—	—		(1,959)		(1,959)
Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)		$(410)

See accompanying Notes to Condensed Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B and Series D Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (brought forward)					2,501,890	$1			2,105,200	$1	$6,828	$—	$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101	—	—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43	—	—		43
Net loss					—	—			—	—	—	—	(1,931)		(1,931)
Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972	—	(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378	—	—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5	—	—		5
Net loss					—	—			—	—	—	—	(3,868)		(3,868)
Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355	—	(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108	—	—		108
Compensation expense associated with stock option modifications					—	—			—	—	56	—	—		56
Net loss					—	—			—	—	—	—	(3,815)		(3,815)
Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519	—	(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32	—	—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956	—	—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)
Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)

See accompanying Notes to Condensed Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B and Series D Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)
Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

See accompanying Notes to Condensed Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Series A - F Convertible Preferred Stock		Series B and Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)	—	$—	—	$—	4,481,835	$1	—	$—	2,528,044	$1	$27,058	$(2,930)	$(31,871)	$—	$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—		452	—		452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—		2,848	—		2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)
Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	664	—	—	—	664
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—		—	(4,292)	—	(4,292)
Issuance of Common Stock - warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,989)	—	(5,989)
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)

See accompanying Notes to Condensed Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Series A – F Convertible Preferred Stock		Series B and Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock - warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock - options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock - common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,201)	—	(7,201)
Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock - work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock - options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants - common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)
Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)

See accompanying Notes to Condensed Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Series A – F Convertible Preferred Stock		Series B and Series D Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2005 (brought forward)	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,183	—	—	—	1,183
Accretion of Series C Stock issuance cost	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Issuance of Common Stock- services rendered	—	—	—	—	—	—	—	—	40,000	—	18	—	—	—	18
Issuance of Common Stock - options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock-conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Issuance of Common Stock and warrants - common stock offering	—	—	—	—	—	—	—	—	18,774,838	188	6,552	—	—	—	6,740
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)
Balance at December 31, 2006	13,260,025	5,942	11,046,637	4,512	—	—	—	—	88,647,645	887	73,349	—	(84,834)	—	(10,598)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	866	—	—	—	866
Accretion of Series C Stock issuance cost	—	—	—	228	—	—	—	—	—	—	—	—	(228)	—	(228)
Conversion of Series A preferred stock	(10,776,909)	(4,829)	—	—	—	—	—	—	10,776,909	108	4,721	—	—	—	4,829
Conversion of Series C preferred stock	—	—	(4,463,289)	(2,000)	—	—	—	—	4,463,289	45	1,955	—	—	—	2,000
Issuance of Series D preferred stock and preferred stock options and warrants, net of issuance costs	—	—	—	—	—	—	135,715	5,491	—	—	69	—	—	—	5,560
Issuance of Common Stock- work completed	—	—	—	—	—	—	—	—	120,000	1	54	—	—	—	55
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,186)	—	(8,186)
Balance at September 30, 2007 (unaudited)	2,483,116	$1,113	6,583,348	$2,740	—	$—	135,715	$5,491	104,007,843	$1,041	$81,014	$—	$(93,248)	$—	$(5,702)

See accompanying Notes to Condensed Consolidated Financial Statements

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,		Period from December 21, 1989
	2007	2006	(Inception) to September 30, 2007
Operating Activities
Net loss	$(8,186)	$(9,726)	$(87,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	955	904	9,991
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	64	47	2,348
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Exchange loss	19	27	69
Changes in operating assets and liabilities:
Other current assets and receivables	101	35	(238)
Inventory	(145)	168	(365)
Other assets	30	(47)	(61)
Accounts payable and accrued expenses	30	(1,210)	2,885
Other liabilities	(38)	91	(73)
Net cash used in operating activities	(7,170)	(9,711)	(71,463)
Investing Activities
Purchases of property and equipment	(167)	(168)	(2,476)
Changes in investments	137	2,048	2,434
Net cash (used in) provided by investing activities	(30)	1,880	(42)
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock and preferred stock options and warrants, net of issuance costs paid in cash	5,560	—	39,781
Proceeds from issuance of common stock and warrants	—	117	28,487
Repayment of capital lease obligations	(11)	(10)	(160)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)
Net cash provided by financing activities	5,549	107	77,167
Effect of exchange rate changes on cash	(19)	(27)	(65)
Net increase (decrease) in cash and cash equivalents	(1,670)	(7,751)	5,597
Cash and cash equivalents at beginning of period	7,268	9,535	1
Cash and cash equivalents at end of period	$5,598	$1,784	$5,998
Supplemental Disclosure of
Cash Flow Information
Non-cash disclosure: Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	—	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Warrants associated with consulting services	69		69
Conversion of Series A Preferred Stock	4,829	—	5,742
Issuance of Common Stock-conversion of warrants	—	4	14
Conversion of Series C Preferred Stock	2,000	—	7,018
Issuance of Common Stock for services rendered	47	—	158
Non-employee options exercised, net-share settled	—	1	1
Cash disclosure: Cash paid for interest	6	4	330

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

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

ReGen currently operates an orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of anEnterprise and Related Information.

For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2006.

Risks and Going Concern Considerations

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its Collagen Scaffold device, CMI and other products. Although the CMI is cleared for sale and distributed in Europe and certain other markets, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has made a 510(k) premarket notification submission to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business.

In September 2007, the Company received a not substantially equivalent (NSE) letter from the FDA regarding the 510(k) submission for the Collagen Scaffold device, indicating that the device is not substantially equivalent to existing Class II devices already in receipt of FDA clearance. The Company is appealing the NSE decision through FDA administrative channels. If the Collagen Scaffold device is not cleared through the 510(k) process, we may proceed with submission to the FDA of the Premarket Approval, or PMA, for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process, and the Company may not have access to adequate capital to undertake the PMA process.

Index

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

The Company will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date it receives either FDA clearance for the Collagen Scaffold or premarket approval for the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2006 and the first nine months of 2007, respectively, the Company incurred a net loss of $12,657 and $8,186 and used $12,239 and $7,170 of cash in operating activities. At September 30, 2007, the Company had cash and short-term investments of $6,109 and net working capital of $5,772.

Based upon current cash and investment balances and planned spending rates, management believes the Company has adequate cash and investments on hand to support ongoing operations through at least April 1, 2008. The Company intends to reduce planned spending so that current cash and investments are sufficient to support operations through the anticipated 510(k) appeal process. However, the timing of the 510(k) appeal process is subject to inherent uncertainty. Beginning in the fourth quarter of 2007 management expects to implement measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. The Company anticipates that additional equity capital will be required beyond April 2008 to support operations. However, if unforeseen events occur, it is possible that additional cash may be needed before April 2008 to support operations. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Adoption of New Accounting Pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting forUncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2006. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At September 30, 2007, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine month periods ended September 30, 2007 and 2006, the Company did not have any income tax related interest or penalties.

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

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option forFinancial Assets and Financial Liabilities. The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating what effects, if any, adoption of the provisions of SFAS No. 159 will have on its consolidated financial statements.

Index

In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities (“EITF No. 07-3”).  EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The provisions of EITF No. 07-3 are effective for fiscal years beginning after December 15, 2007.  The Company does not expect adoption of EITF No. 07-3 to have a material effect on its consolidated financial statements.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $2,958 and $1,126 in a money market account and $574 and $534 in a sweep account as of September 30, 2007 and December 31, 2006, respectively. The Company also held cash equivalents in commercial paper of $1,054 and $2,380 at September 30, 2007 and December 31, 2006, respectively, and in federal agency mortgage-backed securities of $494 and $3,065, at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, respectively, the Company held cash of $457 and $17 in foreign accounts.

All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At September 30, 2007 and December 31, 2006, the Company had invested $511 and $648, respectively, in federal agency mortgage-backed securities. The Company did not have any material realized or unrealized gains or losses at September 30, 2007 or December 31, 2006.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $0 and $8 at September 30, 2007 and December 31, 2006, respectively.

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

Inventory consists of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Raw material	$43	$33
Work in process	58	11
Finished goods	264	176
	$365	$220

Index

Inventory was adjusted down $0 and $7 during the first nine months of 2007 and the year ended December 31, 2006, respectively, to reflect values at the lower of cost or market. At September 30, 2007, and December 31, 2006, 1% and 7%, respectively, of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
	(In thousands)
Accrued professional fees	$381	$351
Accrued wages and vacation	93	378
Accrued printing cost	61	65
Other accrued cost	53	31
	$588	$825

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG has cash accounts that are held in Swiss francs (CHF), Euros, (EUR) and U.S. dollars and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. The impact of foreign currency transactions included in the consolidated results of operations for the three month and nine month periods ended September 30, 2007 approximated a gain of $3 and a loss of $19, respectively, and losses of $0 and $27, respectively, for the same periods in 2006.

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

Index

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

During the three month period ended September 30, 2007 the Company did not grant any new options.  During the nine month period ended September 30, 2007 the Company granted options to employees, officers and directors to purchase an aggregate of 4,375,642 shares of the Company’s common stock, with a per share weighted average fair value of $0.33. For the three and nine month periods ended September 30, 2006, the Company granted employees and directors options to purchase 212,500 and 812,500 shares, respectively, of the Company’s common stock, with weighted average per share fair values of $0.27 and $0.63, respectively, at the grant dates. Also during the first quarters of 2007 and 2006, the Company granted options to non-employee consultants to purchase 100,000 shares of the Company’s common stock with a per share fair value of $0.36 at the measurement date and 150,000 shares with a per share fair value of $0.72 at the measurement date, respectively. Amortization of compensation costs recognized for the three months ended September 30, 2007 and 2006, for grants awarded to employees and directors approximated $277 and $289, respectively. Amortization of compensation costs recognized for the nine months ended September 30, 2007 and 2006, for grants awarded to employees and directors approximated $868 and $875, respectively. Amortization of compensation costs recognized for the three months ended September 30, 2007 and 2006 for grants awarded to non-employee consultants approximated $9 and $6, respectively. Amortization of compensation costs recognized for the nine months ended September 30, 2007 and 2006 for grants awarded to non-employee consultants approximated $87 and $29, respectively.

The fair values of option awards granted in the first quarter of 2007 and 2006 were estimated using the Black-Scholes option pricing model with the following assumptions and weighted average fair values:

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007			September 30, 2006
	Employee & Director	Non- Employee	Employee & Director	Non- Employee	Employee & Director		Non- Employee	Employee & Director		Non- Employee
Weighted average fair value of grants	N/A	N/A	$0.27	N/A	$0.33		$0.36	$0.63		$0.72
Risk free interest rate	N/A	N/A	4.67%	N/A	4.48-4.70%		4.54%	4.67-4.75%		4.79%
Dividend yield	N/A	N/A	0%	N/A	0%		0%	0%		0%
Expected lives	N/A	N/A	7 years	N/A	7 years		7 years	7 years		7 years
Expected volatility	N/A	N/A	74.20%	N/A	73.89 74.48	- %	72.80%	74.20 74.82	%- %	74.30%

Index

(2) COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a defendant in lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.

On November 16, 2006, following our announcement that our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, we received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and September 30, 2006. At this time, while we intend to cooperate with the SEC inquiry, we cannot predict what consequences the SEC inquiry will have on the Company. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry.

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

Both the CMI and SharpShooter are marketed in Europe through ReGen AG and, in Italy, Spain, Andorra, and South Africa through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers.

Index

Concentrations of receivables and revenue by geographic location as of and for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Receivables:
U.S (Linvatec)	22%	47%	22%	47%
Switzerland (various)	4%	4%	4%	4%
Spain (Hoscenter, Polymedic)	1%	0%	1%	0%
Italy (Xmedica)	15%	17%	15%	17%
Germany (various)	52%	21%	52%	21%
Belgium (various)	2%	11%	2%	11%
Austria (various)	4%	0%	4%	0%
Sales revenue:
U.S. (Linvatec)	35%	60%	43%	52%
Switzerland (various)	3%	3%	2%	5%
Spain (Hoscenter, Polymedic)	0%	0%	4%	8%
Italy (Xmedica)	9%	11%	10%	12%
Germany (various)	50%	23%	39%	21%
Belgium (various)	1%	3%	1%	2%
Austria (various)	2%	0%	1%	0%
Royalties:
U.S. (Linvatec)	100%	100%	100%	100%

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

At both September 30, 2007 and December 31, 2006, less than 1% of the Company’s cash and cash equivalents balance was held in foreign currencies and 14% and 8%, respectively, of current liabilities related to unsettled obligations denominated in foreign currencies. For the three and nine month periods ended September 30, 2007, 20% and 19%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies. For the three and nine month periods ended September 30, 2006, 14% and 9%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies.

(4) RELATED PARTY TRANSACTIONS

Amounts due to related parties, $2 and $9, at September 30, 2007 and December 31, 2006, respectively, represent amounts due to certain shareholders and an affiliate of a shareholder for reimbursable expenses, royalties, and fees for services provided to the Company. The Company’s statements of operations include the following amounts paid to this same individual or to his affiliates:

	Three Months Ended September 30		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Royalties	$2	$2	$8	$7
Donations	8	—	8	8
Reimbursable expenses	4	6	8	6

(5)STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of September 30, 2007 the Company has 165,000,000 authorized shares of common stock, of which 104,007,843 shares of common stock were outstanding. Also at September 30, 2007, the Company had reserved 9,066,464 shares of common stock for conversion of outstanding Series A and Series C Preferred Stock, 1,068,572 shares of common stock for issuance of restricted shares to vendors for services, and 48,383,344 shares of common stock for the exercise of outstanding stock options and warrants. At September 30, 2007, the Company had 500,000 authorized shares of Series D Preferred Stock, of which 135,715 shares were outstanding and 178,430 shares were reserved for exercise of outstanding options and warrants. Each share of Series D Preferred Stock is mandatorily convertible into 100 shares of common stock upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion.

Index

Redeemable Convertible Preferred Stock

During the first quarter of 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. During 2006 there were no conversions of Preferred Stock. As a result of the Series C Stock conversions, $173 of unamortized issuance costs associated with the Series C Stock was recognized in the three months ended March 31, 2007 as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. There were no conversions of Preferred Stock in the second or third quarters of 2007.

Financings and Capital Transactions

On March 2, 2007, March 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D convertible preferred stock, par value $0.01 per share (Series D Stock), resulting in aggregate proceeds net of issuance costs approximating $5,500 (the Series D financing). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. At the 2007 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten, one-for-twelve, one-for-fourteen or one-for-sixteen reverse stock split, subject to the discretion of the Company’s Board of Directors. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event.

In connection with the Series D financing the Company issued to the investors warrants to purchase 40,715 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 4,071,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, the Company issued to the investors options to purchase up to 135,715 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 13,571,500 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007 (see Note 6, Subsequent Events). On June 1, 2007, the Company registered with the SEC, the common shares into which the Series D Stock would be convertible, as well as the common shares that would be issuable upon exercise of the warrants and options, after mandatory conversion of the Series D Stock has occurred. As of September 30, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and PotentiallySettled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

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

Index

Stockholders’ Agreement

On August 23, 2007, the Company entered into the Second Amended and Restated Stockholders’ Agreement (the “Agreement”) with the following stockholders of the Company:  J. Richard Steadman, Gerald E. Bisbee, Jr., William R. Timken, The Timken Living Trust U/A/D 9/14/99, Robert G. McNeil, Sanderling Venture Partners IV Co-Investment Fund, L.P., Sanderling IV Biomedical Co-Investment Fund, L.P., Sanderling IV Venture Management, Sanderling Venture Partners V Co-Investment Fund, L.P., Sanderling V Biomedical Co-Investment Fund, L.P., Sanderling V Limited Partnership, Sanderling V Beteiligungs GmbH & Co. KG, Sanderling Ventures Management V, Sanderling Venture Partners II, L.P., Sanderling Ventures Limited, L.P., Sanderling Ventures Management VI, Sanderling Venture Partners VI Co-Investment Fund L.P., Sanderling VI Limited Partnership and Sanderling VI Beteiligungs GmbH & Co. KG (collectively, the “Stockholders”). The Agreement amends and restates that certain Amended and Restated Stockholders’ Agreement, by and among the Company and the Stockholders dated as of September 21, 2005, in order to extend the Agreement’s termination date to the earliest of (i) June 30, 2008, (ii) a change of control of the Company (as defined in the Agreement) or (iii) the listing of the Company’s common stock, par value $0.01 per share, on a national securities exchange.

Of the parties to the agreement, Dr. Bisbee is the President, Chief Executive Officer and Chairman of the Board of the Company. Drs. Steadman, Bisbee and McNeil are directors of the Company, as is Mr. Timken, who is the trustee of The Timken Living Trust U/A/D 9/14/99. The Sanderling entities and Dr. McNeil own, together with their affiliates, in excess of five percent of the outstanding shares of the Company. In addition, Sanderling Ventures Management VI has been engaged as a consultant of the Company pursuant to that certain Consulting Agreement by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007.

(6)SUBSEQUENT EVENTS

On October 3, 2007, the Company issued 68,572 shares of restricted common stock to a vendor for services rendered. The estimated value of the services is $24.

In connection with a consulting agreement, on October 8, 2007, the Company granted a vendor an option to purchase 50,000 shares of common stock at $0.09 per share. The option was fully vested on the grant date and is exercisable until September 30, 2012. The Company has reserved 50,000 shares of its common stock for exercise of this option.

On October 15, 2007, the Company extended the expiration dates of options to purchase 18,774,838 shares of the Company’s common stock for cash at $0.37 per share and options to purchase 135,715 shares of the Company’s Series D Stock for cash at $42 per share (or 13,571,500 shares of common stock at $0.42 per share if exercised after mandatory conversion of the Series D Stock). The options were issued in connection with financing transactions in 2006 and 2007, and are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and were to expire, originally, at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007.  The amended options expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008. The change in the estimated fair value of the options as a result of the expiration date extension will be recognized as a deemed dividend to stockholders for the purpose of determining net loss attributable to common stockholders.

On October 15, 2007, the Company issued warrants to purchase 20,209 shares of Series D Stock at $45 per share (or 2,020,900 shares of common stock at $0.45 per share if exercised after mandatory conversion of the Series D Stock) and warrants to purchase 2,301 shares of Series D Stock at $53 per share (or 230,100 shares of common stock at $0.53 per share if exercised after mandatory conversion of the Series D Stock). The warrants were issued to replace warrants to purchase 2,021,117 shares of common stock at $0.42 per share that expired on June 21, 2007 and warrants to purchase 229,983 shares of common stock at $0.53 per share that expired on August 29, 2007. The new warrants expire five years after the respective expiration dates of the original warrants. The estimated fair value of the warrant, will be recognized as a deemed dividend to stockholders for the purpose of determining net loss attributable to common stockholders. Upon issuance of the warrants the Company has reserved 22,510 shares of Series D Stock for the exercise of the warrants.

Index

On October 18, 2007, the Company’s Board of Directors authorized the filing of a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (the “Certificate”) with the Secretary of State of the State of Delaware to designate and establish 500,000 shares of Series E Convertible Preferred Stock, par value $0.01 per share (“Series E Stock”). The Certificate was filed on October 19, 2007 and was effective upon filing. The Certificate provides, among other things, that each share of Series E Stock is mandatorily convertible into 100 shares of common stock of the Company, par value $0.01 per share (i) at such time as the Company’s certificate of incorporation is amended to increase the number of authorized common shares of the Company sufficient to permit the issuance of that number of common shares into which all issued and outstanding shares Series E Stock are convertible, after taking into account all other common shares outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company, or (ii) upon the effectiveness of a reverse stock split of the currently issued and outstanding common shares of the Company in accordance with a Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, as amended, in the form to be prepared, presented to and approved by the Stockholders of the Corporation in accordance with the Delaware General Corporation Law (the “Reverse Split”) such that, upon the effectiveness of the Reverse Split there are sufficient common shares outstanding to permit the issuance of that number of common shares into which all issued and outstanding shares of Series E Stock are convertible, after taking into account all other common shares outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company.

On October 18, 2007 the Company granted its non-employee directors and certain of its employees options to purchase a total of 350,500 shares of Series E Stock at an exercise price of $9.00 per share (or 35,050,000 shares of common stock at $0.09 per share after mandatory conversion of the Series E Stock). The options, which were granted outside of the Company’s stock option plans, vest over four years from the date of grant and have contractual terms of 10 years. The Company will estimate the fair value of the options, using the Black-Scholes model with inputs similar to those disclosed in Note (1) under the heading, Stock-Based Compensation. Upon grant of the options, the Company has reserved 350,500 shares of Series E Stock for exercise of the options.

Also on October 18, 2007, the Company cancelled options to purchase 834,233 shares of common stock at exercises prices ranging between $0.19 per share and $0.92 per share and replaced them with options to purchase an equivalent number of common shares at an exercise price of $0.09 per share. The options had been granted to certain consultants and employees of the Company between July 2002 and January 2006. As previously disclosed, in the third quarter of 2006, the Company determined that incorrect measurement dates had been used when accounting for certain of its stock options granted between July 2002 and January 2006. In each case where a change of measurement date was required, the market price of the Company’s stock on the new measurement date was higher than the original exercise price of the options. Due to the provisions of IRC §409A, which become effective December 31, 2007, for non-qualified options granted to individuals who are not directors or officers, any deferred income related to non-qualified stock options issued with an exercise price less than the market value of the underlying stock on the grant date is taxable as ordinary income over the period the options vest. As a result of the required changes in measurement dates, the replaced options would be subject to the requirements of §409A. As a result, the Company’s Board decided to cancel the affected options and replace them with options to purchase an equivalent number of shares at an exercise price equal to the market price of the Company’s stock on the replacement grant date. For each of the replacement options, all other terms (e.g., vesting, termination date, etc.) remained the same as in the respective original grants. In addition, the Company modified options to purchase 46,250 shares of common stock at prices ranging between $0.09 and $0.48 per share to extend the exercise period of the options from three months after termination of employment to twelve months after termination of employment. This modification was effective October 19, 2007. The estimated incremental cost associated with these modifications was approximately $13, estimated using the Black Scholes model with inputs similar to those disclosed in Note (1) under the heading, Stock-Based Compensation. There were ten employees and three consultants affected by these modifications.

In October 2007 the Company received inquiries from the IRS and the state of California pertaining to options granted where the market price of the Company's stock was higher than the exercise price of the options. The Company is in the process of responding to these inquiries.

Item 2. Management’s Discussion and Analysis of Financial Condition andResults of Operations (Dollars in thousands, except per share data)

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

Index

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

In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the ReGen® Collagen Scaffold for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 we responded to the FDA’s request. On September 25, 2007 we received a not substantially equivalent (NSE) letter from the FDA regarding the 510(k) submission. The FDA indicated the device is not substantially equivalent to existing Class II devices already in receipt of FDA clearance. The Company is appealing the NSE decision through FDA administrative channels. We will continue to evaluate all levels of spending throughout the organization to support our ability to operate through the anticipated appeal process.

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

Index

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

To date, sales of our products have been limited. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for premarketing approval by the FDA. ReGen has exclusive worldwide rights to market the CMI subject to relevant regulatory clearance in each market. Our Swiss subsidiary, ReGen AG conducts our European distribution activities through local market distributors and a limited number of employees. Currently, we have distributorship agreements with independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, Andorra, and South Africa. In Germany we have received an OPS code for third-party reimbursement of the CMI and we are currently awaiting assignment of the reimbursement amount associated with the code. If it is obtained, we expect assignment of the OPS code and reimbursement amount to facilitate market penetration in that country. The SharpShooter is cleared for sale in the U.S., Europe, Canada, Australia, Chile and Japan. Currently, we market the SharpShooter through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD), and in Europe through ReGen AG, including Italy, Spain, Andorra, and South Africa through independent medical device marketing companies in those markets. We continue to evaluate new markets for potential expansion of our distribution efforts.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the Nine Months ended September 30, 2007, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006, including our adoption effective January 1, 2007, of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which did not have a material effect on our consolidated financial statements. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Index

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

As a result of evaluating all positive and negative evidence, we have established a full valuation allowance for the Company’s net deferred tax assets. Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2006. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At September 30, 2007, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine month periods ended September 30, 2007 and 2006, the Company did not have any income tax related interest or penalties.

STOCK-BASED COMPENSATION EXPENSE: Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, Share Based Payment, using the modified prospective transition method, and therefore have not restated prior periods’ results in connection with the transition. Under this transition method we recognize compensation expense for all share-based payments granted to employees (i) on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R and (ii) prior to but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions SFAS No. 123. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest, generally on a straight-line basis over the requisite service period of the award. Prior to SFAS No. 123R adoption, we accounted for share-based payments to employees under Accounting Principles Board Opinion No. 25, Accounting for Stock Issuedto Employees (APB 25) and accordingly, generally recognized compensation expense only when we granted options with an exercise price which was less than the fair value of our common stock on the date of grant.

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

Index

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

INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At September 30, 2007 and December 31, 2006, 1% and 7%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

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

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option forFinancial Assets and Financial Liabilities, which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently evaluating what effects, if any, adoption of the provisions of SFAS No. 159 will have on our consolidated financial statements.

Index

In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities (“EITF No. 07-3”).  EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The provisions of EITF No. 07-3 are effective for fiscal years beginning after December 15, 2007.  The Company does not expect adoption of EITF No. 07-3 to have a material effect on its consolidated financial statements.

Results of Operations

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months EndedSeptember 30, 2006

REVENUE. The Company’s revenue from sales of our products approximated $249 and $577 for the three months and nine months ended September 30, 2007, respectively, compared with $135 and $394, respectively, for the same periods in 2006. The approximate increases of $114 (84%) and $183 (46%), respectively, resulted from increased sales of both our CMI and SharpShooter products. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue was the same for the three months ended September 30, 2007 compared with the same period in 2006 and decreased approximately $1 (3%) for the nine months ended September 30, 2007 as compared to the same period in 2006. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Title of product passes to our customers FOB origin and our customers do not have a right to return the product other than for product defect issues.

For the three months and nine months ended September 30, 2007, CMI sales by ReGen AG approximated $147 and $297, compared to $46 and $158 for each of the respective periods in 2006. ReGen AG’s selling price for the CMI ranges from $1,050 to $2,300 per unit. CMI sales approximated 59% and 51% of total sales for the three and nine month periods ended September 30, 2007 compared with 34% and 40% for the same periods ended 2006. We believe the increase in CMI sales is the result of surgeon training programs and other marketing and distribution initiatives; however, the increase may not be indicative of a future trend.

SharpShooter sales in the three and nine month periods ended September 30, 2007, approximated $102 and $280 respectively, compared with $89 and $236, respectively, for the same periods in 2006, representing increases of $13 and $44 (15% and 19%), respectively. For the three month and nine month periods ended September 30, 2007, SharpShooter sales to Linvatec, our primary distributor for the SharpShooter, approximated $89 and $246, respectively, compared to $81 and $204, respectively, for the same periods in 2006, representing increases of $8 (10%) and $42 (21%), respectively. SharpShooter sales to ReGen AG customers for the three and nine month periods ended September 30, 2007 approximated $13 and $34, respectively, compared to $8 and $32, for the same periods in 2006, representing increases of $5 (63%) and $2 (6%), respectively.

COST OF GOODS SOLD. For the three and nine month periods ended September 30, 2007, cost of goods sold approximated $119 and $297, respectively, compared with $122 and $362, respectively, for the same periods in 2006, representing decreases of $3 and $65 (2% and 18%), respectively. The decreases resulted, primarily, from a lower per unit cost for CMI units sold due to varying production volumes in the respective periods when the units were produced. At September 30, 2007 all CMI units in inventory, as well as all of the CMI units sold during the three and nine month periods ended September 30, 2007, were valued at cost, which was lower than market. By comparison, at September 30, 2006, 24% of CMI units in finished goods inventory, as well as 68% and 78% of the CMI units sold during the three and nine month periods ended September 30, 2006, respectively, were valued at market, which was lower than cost.

For the three and nine months ended September 30, 2007, approximately $72 and $200, respectively, of cost of goods sold related to SharpShooter units sold compared with $66 and $171, respectively, for the same periods in 2006, representing increases of $6 (9%) and $29 (17%), respectively. For the three months and nine months ended September 30, 2007, approximately $45 and $88, respectively, of cost of goods sold related to CMI units sold compared with $53 and $182, respectively, for CMI units in the same periods in 2006, representing decreases of $8 (15%) and $94 (52%), respectively.

Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first nine months of 2007 may not be indicative of a future trend.

Index

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and nine month periods ended September 30, 2007 approximated $890 and $3,146, respectively, compared with $1,148 and $5,708, respectively, for the same periods in 2006. Significant factors contributing to the $258 (22%) net decrease for the comparative three month periods include: (i) $320 decrease in consulting, legal, and other professional fees and related costs associated with our PMA and 510(k) submissions to the FDA, as well as costs associated with development projects such as the ongoing refinement of our collagen scaffold manufacturing processes; partially offset by (ii) $62 increase in rent and other facility costs related to the termination of the sublease arrangement for our Redwood City facility. Significant factors contributing to the $2,562 (45%) net decrease for the comparative nine month periods include: (i) $2,701 decrease in consulting, legal, and other professional fees and related costs associated with our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, which concluded in the second quarter of 2006, as well as costs associated with development projects such as the ongoing refinement of our collagen scaffold manufacturing processes; (ii) $56 decrease in compensation costs related to staff reductions; (iii) $26 decrease in clinical costs associated with our MCT for the CMI; partially offset by (iv) $208 increase in rent and other facility costs related to the termination of the sublease arrangement for our Redwood City facility; and (v) $13 increase in costs related to training and other activities associated with our lateral CMI study in Europe.

During 2006 we completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. In 2007 we are continuing a small European post-market surveillance that we initiated in 2006. This study is designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. We have developed a prototype of a substantial new addition to our SharpShooter Tissue Repair products and during 2007, we intend to complete the U.S. and European regulatory activities required to clear the way for marketing of the new SharpShooter product. Additionally, we have made substantial progress in the ongoing refinement of our collagen matrix manufacturing processes focused on the increase in production yields and capacity. Lastly, we have conducted early research on potential extended applications of our collagen matrix technology.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and nine month periods ended September 30, 2007 approximated $1,592 and $5,313, respectively, compared with approximately $1,526 and $4,063, respectively, for the same periods in 2006. Significant factors contributing to the $66 (4%) net increase for the comparative three month periods include: (i) $293 increase in costs associated with our worldwide marketing and distribution initiatives, including compensation, consulting, advertising and promotion; partially offset by (ii) $186 decrease in legal, accounting and other professional fees, primarily associated with 2006 restatement of previously issued financial statements; and (iii) $41 decrease in compensation expense related to staff reductions. The $1,250 (31%) increase for the comparative nine month periods results primarily from the increase in costs associated with our worldwide marketing and distribution initiatives, including compensation, consulting, advertising and promotion. During the remainder of 2007 we expect to incur additional costs such as consulting fees, education, promotional activities, and similar costs in connection with development of marketing and distribution capabilities and other activities.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $88 and $300 for the three and nine month periods ended September 30, 2007, respectively, compared with $56 and $261, respectively, for the same periods in 2006. The approximate increases of $32 (57%) and $39 (15%), respectively, related primarily to higher interest rates and higher cash and cash equivalents and investment balances in 2007 compared with 2006. Net rental income, which is sub-lease rental revenue less rent and operating expenses related to the sub-leased portion of the Company’s Redwood City, CA facility, approximated $0 for three months and nine months ended September 30, 2007, respectively, compared with $(5) and $11, respectively for the same periods in 2006. The sub-lease was terminated December 2006. Interest and other expense approximated $105 and $340 for the three and nine months ended September 30, 2007, respectively, compared with $97 and $293, respectively, for the same periods in 2006, due to higher interest rates and compounding of interest.

Index

Liquidity and Capital Resources

Cash and cash equivalents

Cash and cash equivalents and investments approximated $6,109 as of September 30, 2007 compared with approximately $7,916 as of December 31, 2006. The net decrease in cash and cash equivalents and investments is a result of cash used for operations, for property and equipment purchases, and for repayment of capital lease obligations, net of the net proceeds of the Series D financings closed in March and April 2007.

During the nine months ended September 30, 2007, the Company held investments in commercial paper and federal agency mortgage-backed securities. The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. All investments are commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. At September 30, 2007 approximately 1% of our cash and cash equivalents balance is held in foreign currencies. The effect on our 2007 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash flows

The following table sets forth our sources and uses of cash for the quarters ended September 30, 2007 and 2006.

	September 30,
	2007	2006
	(In thousands)
Net cash used in operations	$(7,170)	$(9,711)
Net cash (used in) provided by investing activities	(30)	1,880
Net cash provided by financing activities	5,549	107
Effect of exchange rate changes on cash	(19)	(27)
Net increase (decrease) in cash and cash equivalents	$(1,670)	$(7,751)

Cash used in operating activities during the nine months ended September 30, 2007 approximated $7,170, which resulted from the net loss of $8,186, adjusted to account for a net increase in accounts receivable, inventory and other assets of approximately $14, a net decrease in accounts payable, accrued expenses and other liabilities of $8, together with adjustments of $1,038 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.6 million of operating expenses incurred in the first half of 2006 represents costs associated with the undertaking to audit, analyze, and tabulate the CMI multicenter clinical trial (“MCT”) data. This data project was substantially completed during the second quarter of 2006. We believe our investment in the clinical data represents a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance or approval of the ReGen collagen scaffold or CMI; and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.

During the nine months ended September 30, 2007, we used approximately $137 from our investments to fund operations, invested approximately $167 in property and equipment, and repaid approximately $11 of our capital lease obligations.

Index

Through September 30, 2007, we have incurred cumulative inception to date net losses of approximately $87,586 and used approximately $71,463 in cash for operating activities. The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its Collagen Scaffold device, CMI and other products. Although the CMI is cleared for sale and distributed in Europe, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company is appealing an NSE decision related to its 510(k) submission to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process takes longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k), we may proceed with submission to the FDA of the PMA for the CMI. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

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

We will continue pursuing additional permanent equity capital in order to support ongoing operations at least until the date we receive either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Based upon current cash and investment balances and planned spending rates for 2007 management believes that the Company has adequate cash and investments on hand to support ongoing operations through at least April 1, 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. We intend to reduce planned spending so that current cash and investments are sufficient to support operations through the anticipated 510(k) appeal process. However, the timing of the 510(k) appeal process is subjct to inherent uncertainty. Beginning in the fourth quarter of 2007 we expect to implement measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. We anticipate that additional equity capital will be required beyond April 2008 to support operations. However, if unforeseen events occur, it is possible that additional cash may be needed before April 2008 to support operations. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Equity Financing

On March 2, 2007, March 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D convertible preferred stock, par value $0.01 per share (Series D Stock), resulting in aggregate proceeds net of issuance costs approximating $5,500 (the Series D financing). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. At the 2007 annual meeting our shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten, one-for-twelve, one-for-fourteen or one-for-sixteen reverse stock split, subject to the discretion of our Board of Directors. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D Stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event.

Index

In connection with the Series D financing the Company issued to the investors warrants to purchase 40,715 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 4,071,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, the Company issued to the investors options to purchase up to 135,715 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 13,571,500 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. In October 2007 the Company extended the expiration date of the options to December 31, 2008. On June 1, 2007, the Company registered with the SEC, the common shares into which the Series D Stock would be convertible, as well as the common shares that would be issuable upon exercise of the warrants and options, after mandatory conversion of the Series D Stock has occurred. As of September 30, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and PotentiallySettled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

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

Index

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Historical Stock Option Practices Inquiry

On November 16, 2006, following our announcement that our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, we received a letter from the Division of Enforcement of the SEC requesting that the Company preserve all documents concerning its granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and September 30, 2006. At this time, while we intend to cooperate with the SEC inquiry, we cannot predict what consequences the SEC inquiry will have on the Company. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1a. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006, except for the following update to one of those risk factors, which should be read in conjunction with Item 1a. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2006:

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability. If we continue to incur losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31, 2006, we had an inception to date net loss of approximately $79.4 million, and total stockholders’ deficit of approximately $10.6 million. Historically, our net sales have varied significantly. We may need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless we receive clearance from the FDA of our 510(k) application relating to the Collagen Scaffold or the CMI is approved by the FDA and becomes commercially available in the U.S, neither of which can be assured. We submitted an initial 510(k) application to the FDA in December 2005 and a submitted a revised 510(k) application with modified indications for use in the meniscus in December 2006. On September 25, 2007 we received a not substantially equivalent (NSE) letter from the FDA regarding the 510(k) submission. The FDA indicated the device is not substantially equivalent to existing Class II devices already in receipt of FDA clearance. We are appealing the NSE decision through FDA administrative channels.

Index

The 510(k) clearance process usually takes from three to nine months, but has lasted and could continue to last longer. We will likely not pursue completion of the PMA for the CMI unless the regulatory efforts with respect to the Collagen Scaffold are unsuccessful. Should the FDA provide clearance for our 510(k) application relating to the Collagen Scaffold or approve the CMI for sale in the U.S., sales of the Collagen Scaffold or the CMI, respectively, in the U.S. are not expected to occur until, at the earliest, the second half of 2008. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue to operate as a going concern, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

Based upon current cash and investment balances and planned spending rates, management estimates that the Company has adequate cash and investments on hand to support ongoing operations through at least April 1, 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our 510(k) and PMA submissions to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. The Company intends to reduce planned spending so that current cash and investments are sufficient to support operations through the anticipated 510(k) appeal process. However, the timing of the 510(k) appeal process is subject to inherent uncertainty. Beginning in the fourth quarter of 2007 management expects to implement measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. The Company anticipates that additional equity capital will be required beyond April 2008 to support operations. However, if unforeseen events occur, it is possible that additional cash may be needed before April 2008 to support operations. If we are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars inthousands, except per share data)

On October 3, 2007, we issued 68,572 shares of our restricted common stock to Cameron Associates in consideration for investor relations services rendered by Cameron Associates. The estimated value of these services is $24. The issuance of the foregoing securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Index

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

4.10*	Form of Employee Incentive Stock Option Agreement(22)

4.11*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(16)

4.12	Common Stock Registration Rights Agreement by and among the Company and the stockholders named therein, dated as of April 19, 2004(17)

4.13*	Form of Incentive Stock Option Agreement(18)

4.14*	Form of Nonqualified Director Supplemental Stock Option Agreement(18)

4.15	Subscription Agreement by and between the Company and the Investors named therein dated as of July 14, 2005(21)

4.16	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of July 14, 2005(21)

4.17*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

Index

4.18*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement(22)

4.19*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Supplemental Stock Option Plan(22)

4.20	Second Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of August 23, 2007(23)

4.21	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(26)

4.22	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(25)

4.23	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(28)

4.24	Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006(27)

4.25	Subscription Agreement by and between the Company and the Investors named therein, dated as of December 1, 2006(27)

4.26	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of November 30, 2006(27)

4.27	Form of Warrant Agreement by and between the Company and the Individuals named therein, dated as of December 1, 2006(27)

4.28	Form of Option Agreement by and between the Company and the Individuals named therein dated as of November 30, 2006(27)

4.29	Form of Option Agreement by and between the Company and the Individuals named therein dated as of December 1, 2006(27)

4.30	Form of Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of March 2, 2007(28)

4.31	Form of Warrant Certificate by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of March 2, 2007(28)

4.32	Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of March 2, 2007(28)

4.33	Consulting Agreement by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(28)

4.34	Form of Warrant Certificate by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(28)

4.35	Subscription Agreement by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.36	Warrant Certificate by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.37	Option Agreement by and between ReGen Biologics, Inc. and Ivy Healthcare Capital II, L.P., dated as of March 30, 2007(29)

4.38	Form of Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein dated as of April 5, 2007(29)

4.39	Form of Warrant Certificate by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of April 5, 2007(29)

4.40	Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of April 5, 2007(29)

Index

4.41	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (31)

10.1*	Employment agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated September 22, 1998 and amended September 12, 2000(11)

10.2	Form of Indemnification Agreement(30)

10.3*	Employment Agreement by and between Brion D. Umidi and the Company dated March 23, 2004(15)

10.4	License Agreement by and between the Company and Linvatec Corporation dated April 7, 2000(15)

10.5	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated March 14, 2000(15)

10.6	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company dated February 20, 2001(15)

10.7*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(15)

10.8	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li dated August 24, 1995(15)

10.9*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated March 23, 2004(15)

10.10	Common Stock Purchase Agreement by and among the Company and the Individuals named therein, dated as of April 19, 2004(17)

10.11	Agreement by and between the Company and MedWork AG dated as of January 1, 2005(19)

10.12	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated November 30, 1998(20)

10.13	Distributor Agreement by and between the Company and XMedica effective as of October 24, 2005(24)

21.1	Subsidiaries of the Registrant(29)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated November 7, 2007(32)

31.2	Section 302 Certification from Brion Umidi, dated November 7, 2007(32)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated November 7, 2007(32)

32.2	Section 906 Certification from Brion Umidi, dated November 7, 2007(32)
____________
(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 10-Q/A for the quarter ended March 31, 2001 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2001 (File No. 000-20805).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 24, 2007 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 1997 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on June 4, 1997 (File No. 000-20805).

Index

(9)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2002 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 14, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(12)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on January 14, 1997 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 4, 1996 (File No. 333-04106).

(14)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 1997 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(17)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 19, 2005 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 24, 2007 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(26)	Incorporated herein by reference to the Company’s Post-Effective Amendment No. 1 to Registration Statement on Form S-1, filed on April 28, 2006 (File No. 333-126835).

(27)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(28)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(29)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(30)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(31)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 19, 2007 (File No. 000-20805).

(32)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2007.

REGEN BIOLOGICS, INC.

By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and Chief Financial Officer