Form 10-K
period 2007-12-31
REGEN BIOLOGICS INC
filed 2008-03-27
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-20805

ReGen Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2476415
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

411 Hackensack Avenue	07601
Hackensack, NJ	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of Exchange Act. Check one:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2007 was approximately $28,794,656. The number of outstanding shares of the registrant’s common stock as of March 20, 2008 was 104,243,082.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the 2008 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	20
Item 2.	Properties	34
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities	35
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 8.	Financial Statements and Supplementary Data	46
	Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	46
	Consolidated Balance Sheet as of December 31, 2007 and 2006	47
	Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and the Period from December 21, 1989 (Inception) to December 31, 2007	48
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (Inception) to December 31, 2007	49
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and the Period from December 21, 1989 (Inception) to December 31, 2007	55
	Notes to Consolidated Financial Statements	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	79
Item 9A(T).	Controls and Procedures	79
Item 9B.	Other Information	80
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	80
Item 11.	Executive Compensation	80
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	80
Item 13.	Certain Relationships and Related Transactions and Director Independence	80
Item 14.	Principal Accountant Fees and Services	80
PART IV		80
Item 15.	Exhibits and Financial Statement Schedules
Signatures		84

Index

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

Important factors that could cause actual results to differ materially include, but are not limited to, our ability to obtain U.S. Food and Drug Administration, or FDA, clearance of our 510(k) premarket notification, as more fully described below, or in the alternative, our ability to complete the premarket approval application, or PMA, filing and obtain FDA approval; our ability to obtain additional financing, our ability or the ability of our distribution partners to effectively market and sell our products; our ability to procure product components and effectively produce products for resale; our ability to control production quantities and inventory in order to avoid unanticipated costs such as outdated inventory; our ability to timely collect our accounts receivable; our ability to attract and retain key employees; our ability to timely develop new products and enhance existing products; the occurrence of certain operating hazards and uninsured risks, such as product recalls; our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms; the impact of governmental regulations, changes in technology, marketing risks, and other unforeseen events that may impact our business; and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

Item 1.  Business.

References in this Report to “ReGen,” the “Company,” “we,” “us” and “our” refer to ReGen Biologics, Inc., unless the context otherwise requires.

General

We are a development stage orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. Our proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. Some of these applications are marketable currently while others are in various stages of development. The Company’s first approved product using its collagen matrix technology is the Menaflex™ collagen meniscus implant device (also known as the CMI®), which is marketed for sale in the European Union (the “EU”), Switzerland, Turkey, and the Republic of South Africa, through the Company’s subsidiary, ReGen Biologics AG.

We have submitted a 510(k) premarket notification to the FDA for market clearance in the U.S. of the Collagen Scaffold device, which includes an application for the reinforcement and repair of meniscus defects. The 510(k) filing is necessary to obtain clearance to market the Collagen Scaffold as a medical device in the United States. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. Over the last several years, including more recently in 2005, the FDA has cleared for marketing via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the Collagen Scaffold and that are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared by the FDA as class II devices. After consideration of the basis for these clearances by the FDA and discussions with our FDA regulatory advisors, we believe that it is appropriate for the FDA to regulate the Collagen Scaffold as a class II device subject to the 510(k) pre-market notification process.

Index

Accordingly, relying in part on recently cleared similar devices as predicates, in December 2005 we submitted a 510(k) premarket notification to the FDA for the ReGen® Collagen Scaffold for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue. During the third quarter of 2006, the FDA provided the Company with a letter indicating the FDA’s initial determination that the device is not substantially equivalent or NSE to existing class II devices already in receipt of FDA clearance. The Company appealed the FDA’s NSE decision. Subsequently, the FDA provided a letter upholding the NSE decision and indicating that the Company may submit a new 510(k) for clearance of its Collagen Scaffold device with modified indications for use in the meniscus, as suggested by the Company, and supported by appropriate clinical data.

In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the Collagen Scaffold. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 we responded to the FDA’s request and in the third quarter of 2007 we received an NSE letter from the FDA regarding the revised 510(k) submission. The Company is pursuing appeal of the NSE decision through FDA administrative channels. If the revised 510(k) is unsuccessful, the Company intends to work diligently to pursue all alternatives available to it which would result in a class II designation for the Collagen Scaffold. We will continue to evaluate all levels of spending throughout the organization to support our ability to operate as long as possible, but it is likely that we will require additional financing before our appeal efforts are completed.

Prior to the filing of a 510(k) premarket notification for the Collagen Scaffold, which includes a meniscus application, we were pursuing premarket approval for the CMI in the U.S. The CMI has been the subject of a controlled, randomized, pivotal multicenter clinical trial, or MCT and it is the subject of a modular premarket approval application, or PMA. Our current regulatory priority is to obtain FDA clearance for the Collagen Scaffold as a class II device through the 510(k) process. If we are not successful in gaining clearance for the Collagen Scaffold through the 510(k) process, we still have the option of completing our submission of the PMA for the CMI, although we do not foresee pursuing completion of the PMA at this time. We intend to continue to follow patients in the MCT, as more fully described below, which will provide valuable scientific data on long-term patient outcomes in the meniscus.  If FDA clearance is obtained, we may make the Collagen Scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body. There can be no assurance as to the outcome of our overall efforts to obtain either the FDA’s clearance of the Collagen Scaffold or, if we choose to pursue it, PMA approval of the CMI for sale in the U.S.

Our current strategy is to focus on the following initiatives:

•	Obtain FDA clearance of the Collagen Scaffold as a class II device through the 510(k) process;

•	Further develop our specialized distribution and marketing programs for the Menaflex and other ReGen products in Europe and certain other countries;

•	Develop our specialized distribution, marketing, and training programs for the Collagen Scaffold and other ReGen products in the U.S.; and

•	Conduct further research on selected product opportunities within our research and development pipeline.

Our long-term strategy is to capitalize on our proven collagen matrix technology by continuing to design, develop, manufacture and market our own products, as well as partner with others to develop and market products in targeted therapeutic areas. However, our ability to pursue this strategy is subject to the constraints of our current liquidity position. See Liquidity and Capital Resources.

To date, sales of our products have been limited. Although Menaflex is marketed for sale and distributed in the EU, Switzerland, Turkey, and the Republic of South Africa, currently it is not cleared for sale or marketed in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for premarketing approval by the FDA. ReGen has exclusive worldwide rights to market Menaflex subject to relevant regulatory clearance in each market. In 2005 we created a wholly-owned subsidiary, ReGen Biologics AG (“ReGen AG”) to conduct our distribution activities outside the U.S. through local market distributors and a limited number of employees to be hired by the Company or ReGen AG. Currently, we have distributorship agreements with independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, Andorra, Poland, Turkey, and the Republic of South Africa. During 2007 our international priority has been market penetration in Italy, Spain, and Germany and opening new markets in other countries, such as Poland and the Republic of South Africa.

Index

We also sell the SharpShooter® Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of Menaflex, as well as to perform other similar arthroscopic meniscus repair procedures. The SharpShooter is currently marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD), and outside the U.S., through ReGen AG. The SharpShooter is cleared for sale and marketed in the U.S., Europe, Canada, Australia, Chile, the Republic of South Africa, and Japan.

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

Until June 21, 2002, RBio was a privately held tissue engineering company founded in 1989. RBio’s business comprises substantially all of the business conducted by ReGen; accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations. Through RBio we design, develop, manufacture and market minimally invasive human implants and medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. RBio operates an ISO 13485 certified manufacturing and research facility in Redwood City, California and trains surgeons in the use of its products at the Steadman Hawkins Foundation in Vail, Colorado and in other locations both within and outside of the U.S. In 2005 we formed, ReGen AG, a wholly-owned subsidiary located in Baar, Switzerland, to conduct our distribution activities outside the U.S. Our corporate management, clinical and regulatory affairs, and worldwide marketing operations are based in Hackensack, New Jersey.

Our Core Technology

Our core collagen matrix technology facilitates cellular ingrowth, described as guided tissue generation. That is, if injured or deficient tissues and structures within the body are provided with a suitable environment for cellular ingrowth, the body has the ability to use its own cellular repair mechanisms to remodel into new tissue and provide reinforcement for existing tissue. We have developed a proprietary type I bovine collagen matrix material into which the body’s own cells migrate, adhere and use the scaffold as a template to generate new tissue designed to reinforce existing soft tissue structures. We believe our proprietary tissue engineering processes are capable of producing a variety of two and three dimensional collagen scaffolds with chemical, mechanical, and physical properties optimized for reinforcing existing tissue in specific sites within the body. Our initial application, Menaflex, uses this technology to guide the generation of new tissue and provide reinforcement for existing tissue in the meniscus of the knee. We have a number of additional applications of our core collagen matrix technology in varying stages of development for use in and outside of the orthopedic marketplace.

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

Index

Injury to the knee may result in a tear of the meniscus tissue. Damage to the meniscus can occur by sudden twisting of the knee or by blunt forces that impact the joint. As part of the aging process, the meniscus becomes less flexible which makes it more likely that everyday physical exertion may cause meniscus injury. Injury to meniscus cartilage can result in pain and swelling or it may cause the knee to give way or lock. According to industry data and our estimates, in 2007 there were approximately 1.7 million arthroscopic surgical procedures involving the meniscus worldwide. For purposes of our business planning and marketing activities, we assume that the U.S. approximates 70% of the worldwide market for arthroscopy products in general and more specifically those focused on the meniscus and include a 5% annual growth rate for all meniscus surgical procedures.

Spending on procedures relating to meniscus damage is high. According to industry data, we estimate overall costs of $4.0 billion for meniscus procedures performed worldwide in 2006, including payments to physicians and hospitals (or other facilities). We have not updated our estimates of spending for 2007.

Other than in markets where ReGen’s collagen matrix products are approved for use in the meniscus, orthopedic surgeons and their patients are currently presented with three alternatives for treatment of a torn or damaged meniscus:

(1) Partial Meniscus Removal

The procedure by which part of the meniscus is removed is called a partial meniscectomy. Based on industry data and our estimates, approximately 85% of all meniscus surgeries involve the partial removal of the meniscus, suggesting that in 2007 there were approximately 1.4 million partial meniscectomy procedures performed worldwide. A partial meniscectomy is considered the current standard of care when a meniscus repair procedure (discussed below) is not possible. The meniscus, however, will not regenerate on its own; therefore, no significant amount of new tissue fills the void left by the partial meniscectomy. According to orthopedic researchers, without the adequate protection and support provided by the meniscus, the knee joint can become unstable and the articular cartilage covering the femur and the tibia may deteriorate or degenerate. Over time, the degenerative process can lead to osteoarthritis which can cause significant reductions in patient activity and persistent and increasing knee pain.

Based on industry data and the same estimates described above, approximately 18 million partial meniscectomy procedures were performed worldwide in the last 20 years. Patients who have had a partial meniscectomy frequently require one or more partial meniscectomies in the future, removing increasingly more meniscus tissue. Eventually, these patients experience substantial articular cartilage damage, which in many cases will lead to a knee joint replacement.

(2) Meniscus Repair

For approximately the last 30 years, in certain cases surgeons have been able to preserve a damaged meniscus by performing a meniscus repair procedure. Based on industry data, we estimate that meniscus repairs represent approximately 15% of all meniscus surgical procedures. We believe that there were approximately 250,000 meniscus repair procedures performed worldwide in 2007. A meniscus repair entails suturing together or otherwise surgically connecting the torn edges of the meniscus. Once healed, the meniscus can resume its normal function. However, when the injury is in the avascular region (the area of the meniscus containing little or no blood supply) or when the meniscus is damaged to the extent that repair is not feasible, currently the only other option is the partial meniscectomy procedure.

New devices that facilitate the suture repair of a torn meniscus may allow for an increase in the percentage of meniscus tears that are repairable and they may prove to increase the overall proportion of repairs compared to partial meniscectomy procedures.

(3) Meniscus Transplant

The least performed of the three alternative treatments is meniscus transplant. When a patient sustains substantial meniscus damage that requires a total meniscectomy, a surgeon may consider implanting a meniscus removed from a cadaver, or an allograft, as a transplant for a patient’s damaged meniscus. We believe that only a limited number of meniscus transplants are performed worldwide on an annual basis. Two factors limit the number of meniscus transplant surgeries. First, this procedure is only performed when the entire natural meniscus is removed. Therefore, if the implant fails to survive, the patient has no remaining meniscus tissue to protect the joint. Second, a limited number of menisci are available from cadavers annually.

Index

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

Based on our assessment of eligibility and in consultation with surgeons, we believe that approximately 50% of partial meniscectomy procedures could benefit from the use of one of ReGen’s collagen matrix products. In making this assessment, we assume a higher likelihood that those patients who had previously undergone surgery and those with greater meniscus loss would benefit more immediately from use of one of ReGen’s collagen matrix products. We estimate the potential worldwide market for our collagen matrix products for the meniscus to be approximately 670,000 procedures, representing approximately $1.7 billion in 2007.

Our Products

Collagen Scaffold

ReGen’s proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. We are currently seeking FDA clearance for our Collagen Scaffold device in the U.S. and if clearance is obtained, we may make the Collagen Scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body.

The Collagen Scaffold is a resorbable collagen-based surgical mesh intended for use in general surgical procedures for the reinforcement and repair of soft tissue, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold provides a resorbable scaffold that is replaced by the patient’s own tissue. For procedures to repair and reinforce meniscal defects, the patient must have an intact meniscal rim and anterior and posterior horns for attachment of the surgical mesh. In addition, the surgically prepared site must extend at least into the red/white zone of the meniscus to provide sufficient vascularization.

Menaflex

ReGen recently developed a new brand name – Menaflex – for its collagen meniscus implant device.  The CMI name was used during the research and development phase of the Company’s collagen meniscus implant device, and it will continue to be seen in numerous scientific publications and clinical references.  Menaflex is a unique brand name that will enhance our product's recognition among patients and surgeons.  The full transition to the Menaflex name will take several quarters as the Company works through current levels of inventory on product and collateral materials.

Menaflex is the Company’s first approved product using its collagen matrix technology. Menaflex is marketed for sale in the EU, Switzerland, Turkey, and the Republic of South Africa, although it is not cleared for sale or marketed in the U.S.  Menaflex is intended to facilitate growth of new tissue to reinforce the remaining meniscus, and to provide certain clinical benefits. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure performed to address meniscus tears or other irreparable damage resulting from acute injury or long-term wear. The surgeon sutures Menaflex to the rim of the meniscus remaining after partial meniscectomy. Once implanted, Menaflex’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the Menaflex procedure provides the potential for certain clinical benefits, including the restoration of patient activity.

The SharpShooter Tissue Repair System

As our research and development program generates new core products, we may develop supportive products that facilitate surgery. The first example of these supportive products is the SharpShooter Tissue Repair System, or SharpShooter, a needle-advancing instrument that allows surgeons to accurately place needles in hard-to-reach locations. Although initially designed for use in suturing the meniscus applications of our collagen matrix products, the SharpShooter is also suited for use in a portion of the industry-estimated 250,000 meniscus repair procedures performed worldwide in 2007.

Index

The SharpShooter is marketed for sale in the U.S., the EU, Switzerland, Turkey, the Republic of South Africa, Canada, Australia, Chile and Japan. The system includes a unique method to deliver sutures using a patented delivery handle and a series of six anatomic cannulae that are able to reach all areas of the meniscus. While traditional manual suturing techniques are plagued by problems such as lack of access, consistency and speed, the SharpShooter allows the surgeon more control over the placement of sutures and increases the efficiency and effectiveness of meniscus procedures. We believe the SharpShooter offers a number of benefits, including:

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

Since the completion of two-year clinical follow-up exams on patients in the MCT, we have undertaken a substantial commitment to audit, analyze and tabulate the MCT data. We intend to continue to follow patients in the MCT and we believe our investment in the MCT and resulting clinical data represents a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance of the ReGen Collagen Scaffold or PMA approval of the CMI, if pursued by the Company, and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.

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

Index

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

Figure 1. Tissue Growth
Chronic Patients in U.S. Multicenter Trial
Re-operation Rate (Chronic Patients)

The ultimate goal of any meniscus treatment is to delay or prevent further degeneration of the joint. This is best measured by the need for additional surgery to the injured knee. Within five years post-CMI surgery, control patients in the MCT with chronic meniscus injuries have a 2.7 times greater incidence of re-operation of the injured knee than the same patient population who received the CMI (Figure 2). This result is statistically significant (p value = 0.02) and is based on an analysis that excludes re-operations for CMI patients that were part of the protocol-required relook arthroscopy and biopsy. The definition of re-operations for this analysis was an additional surgery to the study knee as a result of disabling or persistent pain and/or mechanical symptoms that could possibly involve the meniscus.

Index

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

Index

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

We are encouraged by these observations on the results from the MCT. The results indicate that the CMI is safe. We have seen positive results in tissue growth to reinforce the meniscus (Figure 1), the primary goal of the CMI. We believe that the tissue growth may delay future degenerative problems in the knee, based on the results of the Feasibility Study and the MCT. Further, we believe that positive results in the Tegner Index (Figure 3) mean that chronic patients are better able to return to their pre-injury lifestyles. Finally, the results indicate that patient satisfaction levels are higher with the CMI than the control group for this same patient population.

Index

The observations on the results of the MCT, presented on the pages above, are for informational purposes only and should not be construed as providing conclusive evidence regarding the results to be expected from the clinical trials. We are continuing to analyze the data in order to more completely interpret the observations. The observations presented on the pages above are not in any way indicative of the likelihood for FDA 510(k) clearance of the Collagen Scaffold or PMA approval of the CMI, should the Company decide to apply for it. The FDA has not yet cleared the Collagen Scaffold or approved the CMI and there is no guarantee that we will obtain such clearance or approval.

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

Customers, Sales and Marketing

To date, sales of our products have been limited. We have filed for 510(k) clearance from the FDA to allow us to market the Collagen Scaffold as a class II medical device in the United States. Menaflex is marketed for sale in the EU, Switzerland, Turkey, and the Republic of South Africa. The SharpShooter is marketed for sale in the U.S., the EU, Switzerland, the Republic of South Africa, Canada, Australia, Chile, and Japan.

Our subsidiary, ReGen AG conducts our distribution activities outside the U.S. through local market distributors and a limited number of employees hired either by the Company or ReGen AG. We have entered into distributorship agreements whereby we have granted each distributor exclusive distribution rights to market Menaflex and non-exclusive rights to market other ReGen products in specified geographic locations. The distributors, their respective territories, and term periods of our current agreements with them are as follows:

•	Xmedica s.r.l. (“Xmedica”) — Italy, through June 30, 2008;

•	Hoscenter, S.L. (“Hoscenter”) — all of Spain except Catalonia territory, through December 31, 2008;

•	Polymedic 2000, S/A (“Polymedic”) — Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Islas Baleares) and Andorra, through December 31, 2008;

•	Grucox Medical (Pty) Ltd. (“Grucox”) — The Republic of South Africa, through December 31, 2010;

•	Biocare Therapeutics Sp. Z o.o (“Biocare”) — Poland, through December 31, 2010; and

•	Görkem Medical Ltd. (Görkem) — Turkey, through December 31, 2009.

In addition to selling through the foregoing distributors, ReGen AG also sells our products directly to clinics and hospitals in Austria, Switzerland, Germany and Belgium. Direct sales are supported by employees of ReGen AG. Our international priority for 2007 has been market penetration in Italy, Spain, and Germany and opening new markets in other countries, such as Poland and the Republic of South Africa.

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

Index

Linvatec, an industry leader in the arthroscopy marketplace, has a non-exclusive worldwide license to sell SharpShooter products. Under the license agreement, Linvatec is obligated to pay us a royalty of between 10% and 12% of net sales of SharpShooters that it sells to end users. Linvatec has the right to assume production responsibility from the Company for SharpShooter, but to date has not exercised this right. Until the right to assume production responsibility is exercised, Linvatec must buy SharpShooter components from ReGen at a price equal to our cost. This agreement continues in force at Linvatec’s option.

Revenues Attributable to the U.S. and Foreign Countries

Following are the relative percentages of our revenue from sales to customers that was attributable to the U.S. and other countries:

	Years Ended December 31,
	2007	2006
Sales revenue:
U.S. (Linvatec)	34%	49%
Switzerland (various)	3%	6%
Spain (various)	2%	9%
Italy (Xmedica)	9%	12%
Germany (various)	46%	21%
Belgium (various)	0%	3%
Republic of South Africa (Grucox)	4%	0%
Poland (Biocare)	1%	0%
Austria (various)	1%	0%

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

We own and/or have exclusive rights to 21 U.S. patents, 77 international patents, and 17 pending US and foreign applications. Of these patents and applications, 107 relate to the composition or application of our collagen matrix technology and eight relate to meniscus repair devices. The expiration dates of our U.S. patents relating to the composition of our collagen matrix technology and SharpShooter device range from April 16, 2008 to September 3, 2017. Our pending patent applications include applications directed to both the advancement of our collagen matrix technology, such as membrane reinforced and lubricious coated materials, as well as a new meniscus repair device. If we complete the PMA submission and receive FDA approval for our CMI product, we will apply for a statutory patent term extension for one of our patents covering our collagen matrix technology (potentially up to five years) in consideration for time spent in the regulatory process. Unless we receive FDA PMA approval, we will not be eligible for the statutory patent term extension.

In addition to our patents, we also own trademark registrations of the marks REGEN BIOLOGICS®, REGEN®, CMI®, and SHARPSHOOTER® and have pending trademark filings and common law rights to various other trademarks, tradenames and logos, including but not limited to the ReGen Design and Menaflex.

Index

Pursuant to an assignment and royalty agreement, we have acquired all legal rights to the SharpShooter from Dr. J. Richard Steadman, a member of our board of directors, and Modified Polymer Components, Inc. (“MPC”). In consideration for the rights granted we are obligated to pay royalties to Dr. Steadman and MPC for ten years after the first public announcement by the Company of the launch of the SharpShooter in the U.S. Royalties due to Dr. Steadman range between 2.4% and 4.8% of net sales of the SharpShooter and royalties due to MPC range between 0.6% and 1.2% of net sales of the SharpShooter. No further royalties will be due to either Dr. Steadman or MPC on net sales made beginning in the year 2010. The assignment of rights under the agreement are irrevocable and cannot be invalidated, rescinded or terminated except by another written agreement executed by the parties to each assignment. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. For the calendar years 2007 and 2006, the royalty expenses under this agreement approximated $15,000 and $12,000 respectively which is reported as cost of goods sold in the accompanying consolidated statements of operations.

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

During 2007 and 2006, our research and development was focused largely on the conduct of our CMI clinical trial and related activities in the U.S., including our undertaking to audit, analyze, and tabulate the CMI MCT data. However, we also made substantial progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. In 2006, we initiated a small European post-market surveillance designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. This surveillance involved data collection on 51 patients who received the lateral device and are being followed for two years post-implantation.  To date all patients have passed the one year follow-up time period and the results are consistent with the Company’s expectations based on the data from previous clinical studies.

We have developed a prototype of an all-inside tissue repair system and during 2007, we initiated regulatory activities in the U.S. and Europe required to clear the way for marketing of the new product. Additionally, we have made substantial progress in the ongoing refinement of our collagen scaffold manufacturing processes focused on the increase in production yields and capacity. Lastly, we have conducted early research on potential extended application of our collagen matrix technology.

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

Research and development expense approximated $4.0 million for the year ended December 31, 2007 and $6.8 million for 2006. Our spending for research and development is primarily for clinical and regulatory activities and maintenance of patents and other intellectual property.

Index

Third-Party Reimbursement

Reimbursement outside the U.S.

In those countries where our products are approved for sale, we expect that sales volumes and prices of our products will continue to be influenced by the availability of reimbursement from governments or third-party payers. If adequate levels of reimbursement from governments or third-party payers outside of the U.S. are not obtained, international sales of our products will be limited. Outside of the U.S., reimbursement systems vary significantly by country. Many foreign markets have government-managed health care systems that govern reimbursement for medical devices and procedures and often require special consideration for reimbursement for a new device.

Reimbursement in the U.S.

The U.S. reimbursement process is comprised of the following three elements: (1) codes that describe the products and procedures; (2) coverage or the agreement by the payer to pay for the products and procedures; and (3) the level of payment for the products and procedures.

In general, it is important to assess the viability of device and procedure reimbursement early in the development and clinical process. If the new technology involves a new procedure, a unique CPT (Current Procedural Terminology) code may need to be obtained as well as appropriate assignment by Medicare to a payable facility APC (Ambulatory Patient Classification) code. The device associated with the procedure may also need to obtain an appropriate HCPCS (Health Care Procedure Coding System) code. The primary assessment should focus on procedure and product coding as well as the following:

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

We have retained the services of a reimbursement consultant to refine and implement our reimbursement strategy. Implementation of this comprehensive strategy has begun and it will continue through the potential FDA clearance of the Collagen Scaffold in the U.S. and product launch. The current U.S. strategy incorporates the following elements:

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

Index

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

Production and Capacity

We manufacture our collagen material products at an ISO 13485 certified production facility in Redwood City, California. We lease approximately 15,000 square feet, of which approximately one-half was subleased through the end of 2006. The current lease expires on January 31, 2013. Our production facility comprises a combination of office, laboratory, clean-room and warehouse space and we utilize a variety of equipment standard to our method of collagen production and related testing. We also oversee the manufacture of and coordinate the supply of our SharpShooter product, and manage all wholesale distribution and related logistics out of our Redwood City facility. At December 31, 2007, we employed six people in our Redwood City facility, including a Director of Manufacturing, as well as Quality Assurance, Quality Testing, and Production personnel.

Given the nature of the production process involved in the manufacture of our collagen materials, per unit production costs are highly variable in reverse proportion to the volume of production, i.e. per unit production costs decrease dramatically as production volume increases. We have the most experience to date in the manufacture of our Menaflex product. We believe our current facility will provide us with adequate production space to support expected required capacity through at least three years following clearance of the Collagen Scaffold, if received from the FDA. If we are successful in obtaining FDA clearance for the Collagen Scaffold, we anticipate additional costs to renovate the existing facility and increase production output capacity for our collagen matrix products.

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

Index

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

The primary competition for our Menaflex product abroad and, upon FDA clearance if granted, of the meniscus application of the Collagen Scaffold in the U.S., consists of procedure-based approaches to repair a patient’s torn or damaged meniscus. There are three primary procedures that address the damaged meniscus: (1) the partial meniscectomy, (2) meniscus repair and (3) the meniscus transplant using allograft tissue. We do not believe that implantation of either our Menaflex product or the meniscus application of our Collagen Scaffold currently competes with the meniscus repair or transplant procedures. We believe that our products offer the benefit of facilitating the growth of new tissue that reinforces existing meniscus tissue.

Neither Menaflex nor the meniscus application of the Collagen Scaffold is competitive with products that patch or repair articular cartilage. Several companies are currently developing an approach to repairing articular cartilage that has a different function and location than the meniscus. We believe that as companies develop these technologies, they will find that it is increasingly more important to repair the damaged meniscus in order for their products to have successful long term outcomes.

Orteq Bioengineering, a company headquartered in the UK, uses proprietary polymer technology to develop innovative healthcare products that are designed to help the body to heal in areas that suffer from poor vascularity. Actifit™, its first product, is designed to help surgeons repair meniscal tears. Actifit is currently undergoing its first, human, clinical trial in Europe and is not currently approved for sale. We have learned that Johnson & Johnson’s Depuy subsidiary applied for and, in 2004, received FDA approval to conduct a human feasibility study using its SIS collagen technology in the meniscus. Should Johnson & Johnson, Orteq Bioengineering, or another competitor gain regulatory clearance for marketing a similar device, we believe that our intellectual property position, including extensive data from the MCT will provide a barrier to entry and allow us to demonstrate significant differentiation in the meniscus market.

The primary competition for the SharpShooter consists of Linvatec’s Zone Specific and other similar instruments used in the “inside out” suture repair technique, and Smith & Nephew’s FasT-Fix and a number of other similar instruments used in the “all inside” suture repair technique. Inside out suture repair remains the most reliable procedure for suture repair of a torn meniscus, but devices, such as the FasT-Fix are making the all inside technique more reliable. The all inside technique, together with these new devices, has the potential to decrease surgical time and increase the number of repair procedures performed. In some cases, the all inside type devices do not allow the surgeon to access certain locations of the meniscus, which can be accessed and repaired using an inside out technique.

We believe the SharpShooter has certain advantages over other inside out devices, primarily related to the gun-like handle and attachable cannula that allow the surgeon to direct the sutures into various locations of the meniscus and control the advancement of the suture. The SharpShooter also provides a platform for potential future enhancements in meniscus repair as well as application in other orthopedic areas. We believe that all inside suturing devices like the FasT-Fix also represent a significant advancement in the surgical techniques used to implant the Collagen Scaffold and Menaflex because laboratory studies conducted to date and feedback from European surgeons indicate that the all inside technique when used in tandem with the inside out suturing technique can significantly reduce surgical time and complexity.

Government Regulation

U.S.

Our products are regulated by the FDA under the federal Food, Drug and Cosmetic Act, or the Act, as well as other federal, state and local governmental authorities and similar regulatory agencies in other countries. Unless an exemption applies, each medical device we distribute commercially in the U.S. requires either FDA clearance through premarket notification under 510(k) of the Act or PMA approval under Section 515 of the Act.

Index

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

In December 2005 we submitted a 510(k) premarket notification to the FDA for the ReGen® Collagen Scaffold for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue. During the third quarter of 2006, the.FDA provided the Company with a letter indicating the FDA’s initial determination that the device is not substantially equivalent, or NSE, to existing class II devices already in receipt of FDA clearance. The Company appealed the FDA’s NSE decision. Subsequently, the FDA provided a letter upholding the NSE decision and indicating that the Company may submit a new 510(k) for clearance of its Collagen Scaffold device with modified indications for use in the meniscus, as suggested by the Company, and supported by appropriate clinical data.

In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the ReGen Collagen Scaffold. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 we responded to the FDA’s request and in the third quarter of 2007 we received an NSE letter from the FDA regarding the revised 510(k) submission.  We are pursuing appeal of the NSE decision through FDA administrative channels, and we intend to work diligently to pursue all alternatives available to us which would result in a class II designation. If these efforts are unsuccessful, we still have the option of completing the PMA for the CMI, although we do not foresee pursuing completion of the PMA at this time. There can be no assurance as to the outcome of our overall efforts to obtain the FDA’s clearance or approval for the sale of the Collagen Scaffold or the CMI, respectively, in the U.S.

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

Index

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

In the first quarter of 2007, the FDA initiated a re-inspection of the Company’s records relating to the CMI clinical trial and issued a Form 483 notice listing the investigators’ observations. The inspection resulted in one observation regarding the monitoring of the clinical trial and timely notification of FDA. Prior to the close of the inspection, the Company initiated corrective action on specific items identified and, subsequently, has provided a complete written response to the observation in the Form 483 which was accepted by the FDA.

The various components of the SharpShooter Tissue Repair System have met the necessary FDA regulatory requirements for distribution in the U.S. pursuant to the 510(k) premarket notification process or in certain cases are exempt from such notification.

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

The Company’s products are manufactured in compliance with ISO 13485 and U.S. Quality System Regulations.

Index

Stockholders’ Agreement

On August 23, 2007, the Company entered into the Second Amended and Restated Stockholders’ Agreement with certain stockholders of the Company, including Gerald E. Bisbee, Jr., Ph.D., our President, Chief Executive Officer and Chairman of the Board of the Company; J. Richard Steadman, William R. Timken, and Robert G. McNeil, three of our directors; and various entities affiliated with Sanderling Ventures. The agreement amends and restates that certain Amended and Restated Stockholders’ Agreement, by and among the Company and certain stockholders dated as of September 21, 2005, in order to extend the agreement’s termination date to the earliest of (i) June 30, 2008, (ii) a change of control of the Company (as defined in the agreement) or (iii) the listing of the Company’s common stock, par value $0.01 per share, on a national securities exchange.

Pursuant to the agreement, the parties agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, implementing a reverse stock split, and amending ReGen’s by-laws. In addition the parties agreed to vote in favor of the election of the following directors to ReGen’s board of directors: (1) the chief executive officer of ReGen (initially, Gerald E. Bisbee, Jr., Ph.D.); (2) two designees of Sanderling Ventures (initially, Robert G. McNeil, Ph.D. and a director deemed to be independent as defined in Section 4200(a)(15) of the National Association of Securities Dealers or the rules of any national securities exchange where the Company intends to list its common stock); and (3) four designees of a majority of the other members of the Board of Directors (initially Alan W. Baldwin, Dr. Abhi Acharya, J. Richard Steadman, M.D. and William R. Timken). As of December 31, 2007, the holders of approximately 38.43% of our outstanding common stock on an as converted basis were parties to the agreement.

Credit Agreements

Zimmer, the successor-in-interest to Centerpulse, has provided us debt financing pursuant to two credit agreements. To secure our obligations under the second of these credit agreements, we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. As of December 31, 2007, we owed approximately $8.2 million under these credit facilities. The credit agreements provide that the debt will mature on December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock. As of December 31, 2007, the Company would not be able to issue common stock nor would the Company have sufficient cash to satisfy this debt.

Employees

As of December 31, 2007, we had 18 employees, three of whom were part-time employees. We have no unionized employees, nor do we have any collective bargaining agreements.

Website Access to SEC Reports

Our filings with the SEC are available to the public from our Web site at http://www.regenbio.com and at the Web site maintained by the SEC at http://www.sec.gov.

Item 1A.  Risk Factors.

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

Index

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31, 2007, we had an inception to date net loss of approximately $89.8 million, and total stockholders’ deficit of approximately $7.4 million. Historically, our net sales have varied significantly. We need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless we receive clearance from the FDA of our 510(k) application relating to the Collagen Scaffold or the CMI is approved by the FDA and becomes commercially available in the U.S, neither of which can be assured. We submitted an initial 510(k) application to the FDA in December 2005 and a submitted a revised 510(k) application with modified indications for use in the meniscus in December 2006. On September 25, 2007 we received a NSE letter from the FDA regarding the 510(k) submission. The FDA indicated the device is not substantially equivalent to existing Class II devices already in receipt of FDA clearance. We are pursuing appeal of the NSE decision through FDA administrative channels.

The 510(k) clearance process usually takes from three to nine months, but has lasted and could continue to last longer. We still have the option of completing the PMA for the CMI, although we do not foresee pursing completion of the PMA at this time. Should the FDA provide clearance for our 510(k) application relating to Collagen Scaffold or approve the CMI for sale in the U.S., sales of the Collagen Scaffold or the CMI, respectively, in the U.S. are not expected to occur until, at the earliest, the fourth quarter of 2008. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue to operate as a going concern, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

Beginning in the fourth quarter of 2007 we implemented measures to reduce costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. Based upon current cash and investment balances and planned spending rates, management estimates that the Company has adequate cash and investments on hand to support ongoing operations through at least June 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business.  The timing of the 510(k) appeal process is subject to inherent uncertainty. The Company anticipates that additional cash will be required to support operations beyond June 2008. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2008 to support operations. At this time we have received no commitments for additional financing. If we are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

We will need to obtain financing in the future which may be difficult and may result in dilution to our stockholders.

In the future, we will need to raise additional funds through equity or debt financing, collaborative relationships or other methods. There can be no assurances that funds will be available to us by any of these methods. Our future capital requirements depend upon many factors, including:

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

Index

Because of our potential long-term capital requirements, we may seek to access the public or private equity markets whenever conditions appear to be favorable to us, even if we do not have an immediate need for additional capital at that time. To the extent we access the equity markets, the price at which we sell shares may be lower than the current market price for our common stock. Our stock price has historically experienced significant volatility, which may make it more difficult to price a transaction at then current market prices. There can be no assurance that any such additional funding will be available on terms favorable to us, if at all.

As of December 31, 2007, a total of 104,076,415 shares of the Company’s currently authorized 165,000,000 shares of common stock were issued and outstanding. Additionally, the Company has reserved 9,066,464 shares of common stock for conversion of outstanding Series A and Series C Preferred Stock, 48,433,344 shares for exercise of stock options and warrants, and 666,667 shares for issuance to vendors as consideration for services.

The Company’s Board of Directors has authorized issuance of 500,000 shares each of Series D and Series E Preferred Stock. As of December 31, 2007, 135,715 shares of Series D Stock and no shares of Series E Stock were issued and outstanding. Each share of Series D and Series E Stock is mandatorily convertible into 100 shares of the Company’s common stock upon certain corporate actions (none of which have yet occurred) that make a sufficient number of authorized, unissued common shares available, such that all issued and outstanding Series D  or Series E Stock may be converted. As of December 31, 2007, the Company had issued warrants to purchase 65,224 shares of Series D Stock at exercise prices ranging from $45 to $63 per share, options to purchase 135,715 shares of Series D Stock at $42 per share, and options to purchase 354,750 shares of Series E Stock at $9 per share.

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

The FDA and numerous other federal, state and foreign governmental authorities rigorously regulate the medical devices we manufacture and market. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, we could face criminal sanctions or closure of our manufacturing facility. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Act, or PMA approval under Section 515 of the Act, unless an exemption applies. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. Our ability to gain clearance of the Collagen Scaffold under 510(k) is dependent upon the FDA concluding that the Collagen Scaffold is a class II medical device and is substantially equivalent to previously cleared devices. Moreover, the FDA may require submission of clinical data to support the 510(k) application. The 510(k) clearance process usually takes from three to nine months, but has lasted and could continue to last longer. If the 510(k) process takes longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business.

Index

In the third quarter of 2007 we received an NSE letter from the FDA regarding the 510(k) submission. The FDA indicated the device is not substantially equivalent to existing Class II devices already in receipt of FDA clearance. We are pursuing appeal of the NSE decision through FDA administrative channels. We still have the option of completing the PMA for the CMI, although we do not foresee pursuing completion of the PMA at this time. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use. Should the FDA provide clearance for our 510(k) application relating to the Collagen Scaffold or approve the CMI for sale in the U.S., sales of the Collagen Scaffold or the CMI, respectively, in the U.S. are not expected to occur until, at the earliest, the fourth quarter of 2008. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue to operate as a going concern, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

Commercialization of any products we develop that require regulatory clearance or approval may be delayed. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA process. We have limited experience in obtaining clearance of a 510(k) submission or premarket approval.

An ongoing risk exists that the FDA’s policies, both formal and informal, may change, or be applied in new ways, or that additional government regulations may be enacted which could prevent or delay regulatory clearance or approval of potential products. In addition, recent safety issues related to certain FDA cleared or approved products already on the market may have increased the FDA’s scrutiny of safety concerns and has caused the FDA to heighten its scrutiny of clinical trial data submitted in support of marketing applications. As a result the Company’s ongoing and future clinical studies may receive increased scrutiny which could adversely affect our ability to obtain clearance of the Collagen Scaffold or premarket approval of the CMI. In particular, the FDA has not yet cleared the Collagen Scaffold or approved the CMI and there is no guarantee that we will obtain such clearance or approval. There is no assurance that our management and administration of the clinical trials, the strength of the clinical outcomes, patient compliance and surgeon documentation will be sufficient to meet the stringent demands necessary for FDA approval. Sales of the Collagen Scaffold or the CMI, respectively, will not occur in the U.S. until the FDA either clears the Collagen Scaffold or approves the CMI for sale in the U.S.

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

In the first quarter of 2007, the FDA initiated a re-inspection of the Company’s records relating to the MCT and issued a Form 483 notice listing the investigators’ observations. The inspection resulted in one observation regarding the monitoring of the clinical trial and timely notification of FDA. Prior to the close of the inspection the Company initiated corrective action on specific items identified and, subsequently, has provided a complete written response to the observation in the Form 483 which was accepted by the FDA.

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

Index

Our debt level could adversely affect our financial health and affect our ability to run our business.

As of December 31 2007, our debt was approximately $8.3 million, of which $65,000 and $14,000, respectively, were current liabilities for financed insurance premiums and capital lease obligations. This level of debt could have important consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this significant amount of debt:

•	We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•	Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

•
Our operating flexibility is more limited due to restrictive covenants and other debt provisions, including restrictions on incurring additional debt, creating liens on our properties, making acquisitions and paying dividends.

•	We are subject to the risks that interest rates and our interest expense will increase.

•	Our ability to plan for, or react to, changes in our business is more limited.

•	We may be unable to repay our debt when it comes due.

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

Index

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

Index

Negative publicity or medical research regarding the health effects of the types of materials used in the Collagen Scaffold and Menaflex could affect us.

Since December 2003, the U.S. Department of Agriculture has announced diagnoses of bovine spongiform encephalopathy, also known as mad cow disease, in adult cows in several isolated instances. This could raise public concern about the safety of using certain other animal-derived products, including the bovine tendon based material used in the Collagen Scaffold and Menaflex. The U.S. Department of Agriculture has indicated that human transmission of mad cow disease is limited to nervous system tissue such as the brain, spinal cord, retina, dorsal root ganglia (nervous tissue located near the backbone), distal ileum and the bone marrow. Additionally, the literature indicates that certain steps used in the manufacture of the Collagen Scaffold or Menaflex device have a high probability of destroying any of the prions, or protein particles, believed to be responsible for mad cow disease, even if they were present in the tendon tissue. Currently, we obtain our supply of bovine tissue from the achilles tendon of U.S. cows that are 24 months or younger in age and source the tendon material from a third-party supplier. However, we are still subject to risks resulting from public perception that the bovine collagen may be affected by mad cow disease. To date, as a result of concerns about mad cow disease, we do not believe that we have suffered any negative financial results or received any indication that such concerns could delay or prevent clearance by the FDA of our 510(k) application relating to the Collagen Scaffold or pre-market approval of the CMI by the FDA. However, should public concerns about the safety of bovine collagen or other cow-derived substances increase, as a result of further occurrences of mad cow disease or for any other reason, we could suffer a loss of sales or face increased risks to obtaining FDA clearance or approval. This could have a material and adverse effect on our financial results.

To be commercially successful, we will have to convince physicians that using our products to repair damaged menisci is an effective alternative to existing therapies and treatments.

We believe that physicians will not widely adopt our products unless they determine based on experience, clinical data and published peer reviewed journal articles, that the use of the Collagen Scaffold, Menaflex, the SharpShooter or any future products we develop provides an effective alternative to conventional means of treating a damaged meniscus or other injury. To date, we have completed only limited clinical studies of the CMI and the SharpShooter. Clinical experience may not indicate that treatment with our products provides patients with sustained benefits. In addition, we believe that continued recommendations and support for the use of our products by influential physicians are essential for widespread market acceptance. If our products do not continue to receive support from these physicians or from long-term data, surgeons may not use, and the facilities may not purchase, our products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish in a superior and less expensive manner what our products are designed to accomplish. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to obtain or maintain profitability.

We are dependent on a few products.

We anticipate that most of our revenue growth in the future, if any, will come from our tissue growth and repair technology products including the Collagen Scaffold, Menaflex, and other supporting products, including the SharpShooter. We may not be able to successfully increase sales of our current product offering. Additionally, our efforts to develop new products, including enhancements to our existing products may not be successful. If our development efforts are successful, we may not be successful in marketing and selling our new products.

We may face challenges to our patents and proprietary rights.

Our ability to develop and maintain proprietary aspects of our business, including the Collagen Scaffold, CMI, Menaflex, and the SharpShooter, is critical for our future success. We rely on a combination of confidentiality protections, contractual requirements, trade secret protections, patents, trademarks and copyrights to protect our proprietary intellectual property. Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions. Pending patent applications may not result in issued patents. Patents issued to or licensed by us have limited remaining terms, may be challenged or circumvented by competitors, and such patents may not be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel.

Index

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

Zimmer, the successor-in-interest to Centerpulse, has provided us debt financing pursuant to two credit agreements. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. To secure our obligations under one of the Credit Agreements (the “2000 Credit Agreement”), we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. As of December 31 2007, we owed approximately $8.2 million under these credit facilities, of which approximately $5.4 million is collateralized by a security interest in certain of our intellectual property. If a specified event of default occurs under the 2000 Credit Agreement, Zimmer may exercise its right to foreclose on certain intellectual property used as collateral for the payment of these obligations. Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

Our reliance on Zimmer as a shareholder and lender may allow it to exert control over our actions.

Based on shares outstanding as of December 31, 2007, Zimmer beneficially owns approximately 4.44% of our common stock. Zimmer has also provided us debt financing pursuant to two credit agreements, which mature on December 31, 2009. Accrued interest related to the credit agreements is due upon maturity of the underlying principal. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity. If the debt is converted to equity Zimmer’s ownership interest in the Company may increase significantly. As of December 31, 2007, the Company would not be able to issue common stock, nor did the Company have sufficient cash, to satisfy this debt. To secure our obligations under one of the credit agreements, we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. These factors, individually or taken together, may result in Zimmer being able to exercise substantial control over the Company. In many cases, Zimmer’s interests and the Company’s interests are not aligned and Zimmer may exert control in a manner that is inconsistent with the Company’s interests.

We are dependent on a single or a limited number of suppliers and the loss of any of these suppliers could adversely affect our business.

We rely upon our vendors for the supply of raw materials and product components used in the manufacture of our Collagen Scaffold, Menaflex and SharpShooter products. Furthermore, in several cases we rely on a single vendor to supply critical materials or components. In the event that we are unable to obtain components for any of our products, or are unable to obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. If we experience any delays in product availability, the costs incurred in locating alternative suppliers could have a material adverse effect on our operations.

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

Index

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

The Company has created a subsidiary, ReGen AG, to conduct its distribution activities outside the U.S. through local market distributors and a limited number of employees to be hired by the Company or ReGen AG. The Company may elect to conduct its marketing and distribution activities itself in the U.S. Conducting marketing and distribution activities will force us to invest in sales and marketing personnel and related costs. Developing the sales force to market and sell products is a difficult, expensive and time-consuming process. We have limited experience developing a sales organization and may be unsuccessful in attempting to do so. Factors that may inhibit our efforts to market our products without third party distributors include our inability to recruit and retain adequate numbers of effective sales and marketing personnel and the inability of sales personnel to obtain access to or persuade adequate numbers of physicians to use our products. If we are unable to develop a sales and marketing operation or if such sales or marketing operation is not successful, we may not be able to increase market awareness and sell our products throughout the world.

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

Our success depends, in part, upon our ability to attract and retain qualified operating personnel. Competition for skilled personnel in the areas of research and development, manufacturing, marketing and other areas is highly competitive. In addition, we believe that our success will depend on the continued employment of our executive management team and others involved in the management and operation of the Company. We do not maintain key person life insurance for any of our personnel. To the extent we are unable to recruit or retain qualified personnel, our business may be adversely affected. In the fourth quarter of 2007, we implemented cost control measures, including employment termination for two employees who worked in our Redwood City facility. The Company initiated efforts to retain remaining employees, but there is no guarantee that such efforts will be successful. Failure to retain our employees, among other effects, may impact our ability to manufacture our products, maintain quality systems, and meet our financial reporting responsibilities.

Index

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

During the years ended December 31, 2007 and 2006, approximately 66% and 51%, respectively, of our revenue from sales was generated by customers outside the U.S. We expect that customers outside the U.S. will continue to account for a significant portion of our revenue in the future, at least until we are able to market either the Collagen Scaffold or Menaflex (or other new products) in the U.S. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

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

Index

Our full Board of Directors, which is not fully independent, acts as the compensation committee; therefore, compensation and benefits may be excessive, inadequate or improperly structured.

Our full Board of Directors determines the compensation and benefits of our executive officers, administers our stock plans and employee benefit plans and reviews policies relating to the compensation and benefits of our employees. Our Board includes directors who are not independent under the listing standards of the national securities exchanges. Compensation decisions made by a Board of Directors, which is not fully independent, could result in excess, inadequate, or improperly structured compensation or benefits to our executives or other employees, which could result in a failure to retain or an inability to hire executives or other employees.

The price of our common stock has been, and will likely continue to be, volatile.

The market price of our common stock, like that of the securities of many other development stage companies, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past two fiscal years, the closing price of our common stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $0.04 to a high of $1.02. The market price of our common stock could be impacted by a variety of factors, including:

•	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•
Disclosure of the results of regulatory proceedings, including the clearance or lack of clearance of our 510(k) application relating to the Collagen Scaffold or premarket approval or lack of approval by the FDA of the CMI;

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

Index

Ownership of our stock is concentrated in a small group of stockholders, which may exercise substantial control over our actions.

Based on shares outstanding as of December 31, 2007, the following entities beneficially own five percent or more of our common stock: Robert McNeil, Ph.D. owns approximately 30.62% (which includes shares owned by Sanderling Ventures); Sanderling Ventures owns approximately 29.85%; Ivy Healthcare Capital II, L.P. owns approximately 14.59%; and Gerald Bisbee, Jr. owns approximately 5.46%. These stockholders, if acting together, have the ability to exert substantial influence over the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

As of December 31, 2007 the holders of approximately 38.43% of our outstanding common stock on an as converted basis are parties to a stockholders’ agreement, including Gerald E. Bisbee, Jr., Ph.D., our President, Chief Executive Officer and Chairman of the Board of the Company; J. Richard Steadman, William R. Timken, and Robert G. McNeil, three of our directors; and various entities affiliated with Sanderling Ventures. The Agreement amends and restates that certain Amended and Restated Stockholders’ Agreement, by and among the Company and the Stockholders dated as of September 21, 2005, in order to extend the Agreement’s termination date to the earliest of (i) June 30, 2008, (ii) a change of control of the Company (as defined in the Agreement) or (iii) the listing of the Company’s common stock, par value $0.01 per share, on a national securities exchange.

Pursuant to the agreement, the parties agreed to vote all of their shares of capital stock of ReGen in favor of certain corporate actions, including but not limited to, maintaining ReGen’s board of directors at seven members, electing certain individuals to ReGen’s board, implementing a reverse stock split, and amending ReGen’s by-laws. In addition the parties agreed to vote in favor of the election of the following directors to ReGen’s board of directors: (1) the chief executive officer of ReGen (initially, Gerald E. Bisbee, Jr., Ph.D.); (2) two designees of Sanderling Ventures (initially, Robert G. McNeil, Ph.D. and a director deemed to be independent as defined in Section 4200(a)(15) of the National Association of Securities Dealers or the rules of any national securities exchange where the Company intends to list its common stock); and (3) four designees of a majority of the other members of the Board of Directors (initially Alan W. Baldwin, Dr. Abhi Acharya, J. Richard Steadman, M.D. and William R. Timken)

A substantial number of shares of our common stock are eligible for sale and this could cause our common stock price to decline significantly.

Subject to the requirements of Rule 144, all of the shares of common stock outstanding as of December 31, 2007, and the shares of common stock issuable upon conversion of our Series A and Series C preferred stock are eligible for sale. As a result, there are 113,203,405 shares eligible for sale as of March 20, 2008. Our Series A Stock and our Series C Stock are convertible into common stock on a one-for-one basis, and are convertible at any time at the election of the holders. Our Series D Stock, issued in March and April 2007, presently is not convertible into common stock, but is mandatorily convertible upon certain corporate actions that make a sufficient number of authorized, unissued common shares available such that all issued and outstanding Series D shares may be converted on a 100 to 1 basis. As of December 31, 2007, no shares of Series E Stock were issued and outstanding and the Series E Stock had not been registered. Prior to such time that the Series E Stock is convertible into common stock, the Company plans on registering the underlying common stock on Form S-8 pursuant to Rule 428 of the Securities Act of 1933, as amended. Our Series E Stock is mandatorily convertible upon certain corporate actions that make a sufficient number of authorized, unissued common shares available such that all issued and outstanding Series E shares may be converted on a 100 to 1 basis. In addition, shares of common stock issuable upon exercise of outstanding warrants and options may become eligible for sale after exercise of the respective warrants and options.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons including the ending of restrictions on resale, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Index

The subordination of our common stock to our preferred stock could hurt common stockholders.

Our common stock is expressly subordinate to our Series A Stock, Series C Stock, Series D Stock, and Series E Stock in the event of our liquidation, dissolution or winding up. With respect to our Series A Stock, Series C Stock, Series D Stock, and Series E Stock, any merger or sale of substantially all of our assets shall be considered a deemed liquidation. If we were to cease operations and liquidate our assets, we would, as of December 31, 2007, first be required to pay approximately $9.8 million to the holders of our Series A Stock, Series C Stock, and Series D Stock (there were no shares of Series E Stock outstanding as of December 31, 2007) and there may not be any remaining value available for distribution to the holders of common stock after providing for these liquidation preferences.

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

As of December 31, 2007, warrants to purchase 16,357,648 shares of our common stock (including warrants to purchase Series D Stock on an as converted basis) at a weighted average exercise price of $0.60 per share were outstanding and exercisable and options to purchase 87,619,291 shares of common stock (including options to purchase Series D and Series E Stock on an as converted basis) were outstanding, of which 17,679,349 were exercisable at a weighted average exercise price of $0.45 per share.

As of December 31, 2007, Series D options and warrants were exercisable only for Series D shares and Series E options were exercisable only for Series E shares. Moreover neither Series D Stock nor Series E Stock was eligible for conversion to the Company’s common stock at December 31, 2007.

We issue common stock and grant stock options and warrants as payment for consulting services and the exercise of such options and warrants may result in dilution to our common stockholders.

In the past we have issued common stock and granted stock options and warrants to purchase our common stock as payment for consulting services and we may continue to do so in the future. During 2007 we issued 188,572 shares valued at approximately $71,000, and at December 31, 2007 were obligated to issue an additional 166,667 shares valued at approximately $15,000, to certain vendors in partial payment for consulting services. In 2006 we issued 40,000 shares valued at approximately $18,000, to a vendor in partial payment for consulting services. Pursuant to a one-year consulting agreement that was effective March 2, 2007, we issued a warrant to Sanderling Ventures Management VI to purchase 2,000 shares of Series D Stock at $42 per share (or 200,000 shares of common stock at $0.42 per share if the warrant is exercised after mandatory conversion of the Series D Stock into common stock). The warrant has a five-year term and an estimated fair value of approximately $69,000. In October 2007, in connection with a consulting agreement, we granted a vendor an option to purchase 50,000 shares of common stock at $0.09 per share. The option was vested on the grant date, is exercisable until September 30, 2012, and had an estimated fair value of approximately $2,300 at the grant date. To the extent that we issue additional shares of stock or such options or warrants are exercised, our shareholders will incur dilution.

We may not be able to utilize all of our net operating loss carryforwards.

The Company had a net operating loss carryforward at December 31, 2007 of approximately $75.4 million and a research and development tax credit of approximately $341,000. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, a lack of taxable income in future periods, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

Our common stock is subject to the SEC’s Penny Stock rules, which may make our shares more difficult to sell.

Because our common stock is not traded on a stock exchange or on NASDAQ, and the market price of the common stock is less than $5.00 per share, the common stock is classified as a “penny stock.”

Index

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

Beginning in late August 2006, our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices. As a result of this review, we  restated our consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006, to include additional non-cash stock-based compensation expense. After we announced our internal review, the SEC commenced an informal inquiry regarding the Company’s stock option practices. In addition, we may become the subject of government or private litigation relating to our historical stock option granting and accounting practices. There are no assurances that the SEC inquiry will result in the same conclusions as those reached in the Audit Committee’s review. This may result in different or additional materially adverse accounting or tax impacts on our historical financial statements relating to stock option grants. In addition, the SEC inquiry and any shareholder litigation may require significant human and financial resources that could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC inquiry or any shareholder litigation, we could be required to pay damages or penalties or have other remedies imposed upon us. An SEC investigation or litigation may also impair our ability to timely file reports with the Securities and Exchange Commission in the future and impair our ability to grant employee equity incentives. Considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. Any new investigation or litigation could adversely affect our business, results of operations, financial position and cash flows.

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

Index

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We do not own any real estate. Our corporate headquarters is located in Hackensack, New Jersey, in approximately 2,169 square feet of leased space, and our production facility is located in Redwood City, California in approximately 15,021 square feet of leased space. We also lease 778 square feet of office space in Baar, Switzerland and, through December 31, 2007, we leased 750 square feet of office space in Vail, Colorado. Our facilities are adequate for present operations.

Item 3.  Legal Proceedings.

Respectively, on October 23, 2007 and on November 2, 2007 the Company received information requests from the United States Internal Revenue Service (the “IRS”) and the state of California Franchise Tax Board regarding options granted where the market price of the Company’s stock was higher than the exercise price of the options.  The Company responded to both inquiries in November 2007.  On February 11, 2008, the Company received a follow-up information request from the IRS specifically regarding IRC Section 162(m) and further inquiries regarding the option grants, to which the Company is in the process of responding.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Index

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

	High	Low
Year Ended December 31, 2007
First Quarter	$0.53	$0.39
Second Quarter	0.50	0.31
Third Quarter	0.40	0.08
Fourth Quarter	0.12	0.04
Year Ended December 31, 2006
First Quarter	$1.02	$0.82
Second Quarter	0.93	0.64
Third Quarter	0.70	0.30
Fourth Quarter	0.52	0.26
__________

As of March 20, 2008, the Company had 269 holders of record of its common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2007, we issued 120,000 shares of our restricted common stock to Becker & Associates in consideration for clinical consultation services rendered by Becker & Associates.  The estimated value of these services is $46,800.  On October 3, 2007, we issued 68,572 shares of our restricted common stock to Cameron Associates in consideration for investor relations services rendered by Cameron Associates. The estimated value of these services is $8,000. On February 8, 2008, we issued 166,667 shares of our restricted common stock to Cameron Associates in consideration for investor relations services rendered by Cameron Associates in 2007.  The estimated value of these services is $15,000. The issuance of the foregoing securities to both Becker & Associates and Cameron Associates was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The MD&A should be read in conjunction with the other sections of this Annual Report on Form 10-K, including the consolidated financial statements and notes thereto appearing in Item 8 of this report and the subsection captioned “Cautionary Note Regarding Forward-Looking Statements” prior to Item 1 above. Historical results set forth in the Consolidated Financial Statements included in Item 8 and this section should not be taken as indicative of our future operations.

Index

Overview

ReGen’s proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company’s first approved product using its collagen matrix technology is the Menaflex collagen meniscus implant device (also known as the CMI), which is marketed for sale in the EU, Switzerland, Turkey, and the Republic of South Africa. We are currently seeking FDA clearance for our Collagen Scaffold in the U.S. and if obtained, we may make the Collagen Scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body.

Our current principal product offerings are Menaflex and the SharpShooter. We recently developed a new brand name – Menaflex – for our collagen meniscus implant device.  The CMI name was used during the research and development phase of our collagen meniscus implant device, and it will continue to be seen in numerous scientific publications and clinical references.  Menaflex is a unique brand name that will enhance our product's recognition among patients and surgeons.  The full transition to the Menaflex name will take several quarters as the Company works through current levels of inventory on product and collateral materials.

The purpose of Menaflex is to facilitate growth of new tissue to reinforce existing meniscus tissue following partial meniscectomy in the human knee, and to provide certain clinical benefits. The SharpShooter is a suturing device used to facilitate the surgical implantation of the meniscus applications of our collagen matrix products, as well as to perform other similar arthroscopic meniscus repair procedures. Both Menaflex and SharpShooter are marketed outside the U.S. through ReGen AG, including in Italy, Spain, Andorra, Poland, Turkey, and the Republic of South Africa through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

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

We will need to pursue additional financing in order to support ongoing operations, including meeting our future debt service requirements, at least until the date we receive either FDA clearance for the Collagen Scaffold or premarket approval for the CMI and we are able to market either of these products in the United States. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2007 the Company incurred a net loss of $10.31 million and used $9.16 million cash in operating activities. At December 31, 2007, the Company had cash and short-term investments of $4.1 million. Beginning in the fourth quarter of 2007 we implemented measures to reduce costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. Based upon current cash and investment balances and planned spending rates, management believes the Company has adequate cash and investments on hand to support ongoing operations through at least June 2008. The Company anticipates that additional cash will be required to support operations beyond June 2008. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2008 to support operations. At this time we have received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

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

Index

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is recognized when it is either realized or realizable and earned. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed and determinable; and (4) collection of such revenue is reasonably assured. In cases where title of product passes to the customers free on board (FOB) origin, we recognize revenue from product sales upon the shipment of such products to our customer. For sales to our South African and Polish distributors, where title passes FOB destination, we recognize revenue upon receipt of goods by the customer (typically four to six business days after shipment). Amounts billed to customers for shipping and handling are included in revenue from sales. Shipping and handling costs incurred by the Company are included in cost of goods sold. Generally, our customers do not have a right to return the product other than for quality issues.

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

Inventory Valuation

Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At December 31, 2007, less than 1% of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

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

Index

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

We estimate fair value using the Black-Scholes model and the resulting values depend upon the assumptions we input into the model, including the risk-free interest rate, dividend yield, expected lives and expected volatility. We estimate the foregoing factors at the respective measurement dates of the grants. Upon examination of our historical pattern of option exercises in an effort to identify a discernable pattern, we concluded that there was not sufficient data on which to base an estimate of expected term. Consequently we decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given a contractual term of 10 years and typical vesting period of four years, the expected term for options awarded in 2006 and 2007 has been estimated to be seven years. Prior to adoption of SFAS No. 123R, we had used the grant term as the expected life, which was our best estimate of future exercise patterns. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For grants made after the Company’s merger with RBio, we estimate volatility using historical weekly closing prices of our stock since the merger through the closest date before the respective grant date.

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

Index

Income Taxes

The Company had a net operating loss carryforward at December 31, 2007 of approximately $75.4 million and a research and development tax credit of approximately $341,000. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of ReGen, and the effect of the reverse merger and recapitalization completed on June 21, 2002. Based on management’s evaluation of all positive and negative evidence, we have concluded that it is more likely than not that deferred tax assets resulting from future deductible amounts will not be realized. Accordingly, we have established a full valuation allowance for the net deferred tax assets.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2006. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At December 31, 2007, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007 and 2006, the Company did not have any income tax related interest or penalties.

Defined Benefit Pension Plan

We previously sponsored a defined benefit pension plan covering former employees of a former subsidiary of APACHE. This pension plan was frozen and closed to new participants in October of 1997. In December 2004, we elected to terminate the pension plan, effective March 31, 2005.  In the second quarter of 2006, we received a favorable determination from the IRS for the terminating plan and in December 2006 we distributed participant benefits. At that time, the Company contributed approximately $185,000 to the Plan to cover the unfunded benefit obligation.

In September 2006 the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, and 132R. SFAS No. 158 requires an employer that sponsors one or more single employer defined benefit plans to recognize the overfunded or underfunded status of the plan(s) as an asset or liability in the statement of financial position and to recognized changes in the funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires an employer to measure the funded status of the plan(s) as of the date of the employer’s year-end statement of financial position, with limited exceptions. The Company adopted the recognition and disclosure provisions of SFAS No. 158 on December 31, 2006. Adoption of SFAS No. 158 did not have an effect on the Company’s consolidated financial statements.

Significant New Accounting Pronouncements

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The guidance in SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, adoption of the provisions of SFAS No. 157 will have on its consolidated financial statements.

In February 2007 the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating what effect, if any, adoption of the provisions of SFAS No. 159 will have on its consolidated financial statements.

Index

In June 2007, the FASB issued EITF No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities (“EITF No. 07-3”).  EITF No. 07-3 states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The provisions of EITF No. 07-3 are effective for fiscal years beginning after December 15, 2007.  The Company does not expect adoption of the provisions of EITF No. 07-3 to have a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

REVENUE.  Our revenue from sales of our products approximated $941,000 for 2007 compared with $538,000 for 2006, representing an approximate increase of $403,000 (75%). The remainder of our revenue is derived from related royalties, which generally are due under the license agreements when our distributor sells the product to a third party. Royalty revenue decreased approximately $3,000 or 6% for 2007. Revenue variances result from varying levels of product sales. Historically, shipments of our products, and therefore revenue to the Company, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Menaflex sales approximated 59% of total sales for 2007 compared with 43% of total sales for 2006. In 2007 352 Menaflex units were sold at an average selling price of approximately $1,570, compared with 181 units sold in 2006, at an average selling price of $1,280. The first sales of Menaflex for the lateral meniscus occurred in the first quarter of 2007 and represented approximately 34% of total Menaflex units sold in 2007. Also contributing to the increased revenue from Menaflex sales were increased sales in Germany, which represented 71% of Menaflex sales revenue in 2007 compared with 41% of 2006 Menaflex sales revenue. Germany is a direct sales market where we receive a higher average sales price per unit than for sales we make to distributors. Recent increases in Menaflex sales may not be indicative of a future trend. SharpShooter sales approximated 41% of total 2007 sales compared with 57% of total sales for 2006.

Both Menaflex and SharpShooter are marketed outside the U.S. through ReGen AG, including in Italy, Spain, Andorra, Poland, Turkey, and the Republic of South Africa through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. During 2007 and 2006, sales to ReGen AG customers represented 100% of our Menaflex sales. ReGen AG’s selling price for Menaflex ranges between approximately $1,050 and $2,600 per unit.

The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec. SharpShooter sales to Linvatec approximated 82% of total 2007 SharpShooter sales, compared with 87% of total SharpShooter sales for 2006. SharpShooter sales increased approximately $78,000 (26%) between 2006 and 2007, of which $49,000 was related to increased Linvatec sales. SharpShooter sales to ReGen AG customers approximated 18% of total 2007 SharpShooter sales, compared with 13% of total SharpShooter sales for 2006. During the fourth quarter of 2007, we selected a new vendor for assembly of our SharpShooter device. Due to delays in the transition to the new vendor, we do not expect to have product available for sale until late in the first quarter of 2008, which will negatively impact sales for that quarter.

COST OF GOODS SOLD.  Cost of goods sold approximated $465,000 for 2007 compared with $506,000 for 2006. Menaflex costs approximated $173,000 for 2007 compared with $262,000 for 2006, a decrease of approximately $89,000 or 34%. Approximately 85% of Menaflex units sold in 2006 were produced in 2005 and had been carried at market value, which was lower than cost. All Menaflex units sold in 2007 had been carried at cost, which was lower than market.  SharpShooter costs approximated $277,000 for 2007 compared with $232,000 for 2006. The approximate $46,000 (19%) increase in SharpShooter costs results primarily from increased SharpShooter sales (see discussion of Revenue variances above). The percentage of inventory valued at below the Company’s cost at December 31, 2007, and 2006, approximated 1% and 7%, respectively. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The remainder of the variance in cost of goods sold (approximately $3,000) relates to increased SharpShooter royalty costs.

Index

RESEARCH AND DEVELOPMENT.  Research and development expenses for 2007 approximated $4.0 million compared with $6.8 million for 2006. Significant factors contributing to the 2007 net decrease of approximately $2.8 million, or 41% include (i) $2,949,000 decrease in consulting, legal, and other professional fees and related costs associated with our PMA and 510(k) submissions to the FDA, including costs associated with our undertaking to audit, analyze, and tabulate clinical data from the CMI clinical trial, as well as costs associated with development projects such as the ongoing refinement of our Collagen Scaffold manufacturing process; (ii) $239,000 decrease in compensation expense as a result of staff reductions and elimination of bonus payments for 2007; partially offset by (iii) $276,000 increase in facility costs related to the recapture of subleased space in Redwood City in December 2006; and (iv) $86,000 increase in non-cash compensation expense associated with new stock options granted in 2007.

Our research and development spending is primarily for clinical and regulatory activities and maintenance of patents and other intellectual property. During 2007 and 2006, our research and development was focused largely on the conduct of our CMI MCT and related activities in the U.S., including our undertaking to audit, analyze, and tabulate the CMI MCT data. However, we also made substantial progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. In 2006, we initiated a small European post-market surveillance designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. We have developed a prototype of a new meniscus repair device. During 2007, we initiated U.S. regulatory activities and during 2008 we expect to continue U.S. and European regulatory activities that are required to clear the way for marketing of the new device. Additionally, we have made substantial progress in the ongoing refinement of our collagen matrix manufacturing processes focused on the increase in production yields and capacity. Lastly, we have conducted early research on potential extended applications of our collagen matrix technology.

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

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE.  Business development, general and administrative expenses approximated $6.9 million for 2007 compared with $5.9 million for 2006, an approximate net increase of $1,000,000, or 17%. The increase resulted primarily from (i) $1,507,000 increase for development of our worldwide marketing and distribution network; partially offset by (ii) $507,000 decrease in discretionary costs such as professional fees, consulting, personnel, and other administrative costs as a result of cost control measures.

We expect to continue controls over discretionary costs to conserve current cash and investments.

NON-OPERATING INCOME (EXPENSE).  Non-operating income (expense) consists of interest and other income, rental income, rental expense, and interest and other expense. Interest and other income approximated $366,000 in 2007 compared with $312,000 for 2006. The 2007 increase of $54,000 was primarily related to earnings on higher average cash and cash equivalents and investment balances during 2007 compared with 2006. Higher cash balances resulted from proceeds of financings closed November 30 and December 1, 2006 and March 2, March 30, and April 5, 2007. Net rental income (expense), which is sub-lease rental revenue less rent and operating expenses, related to the sub-leased portion of our Redwood City, CA facility, approximated $(4,000) for 2006. The Redwood City sublease terminated in December 2006. For 2007 and 2006 interest and other expense includes (i) foreign currency transaction losses approximating $13,000 and $36,000, respectively and (ii) interest expense approximating $429,000 and $377,000, respectively. The increase in interest expense of $52,000 or 14% was due to higher 2007 LIBOR rates and compounding of interest on our debt to Zimmer.

Index

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

During the year ended December 31, 2007, the Company held investments in commercial paper and federal agency mortgage-backed securities. The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and liquid investments that meet our classification criteria for cash and cash equivalents. All investments are commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value.

Cash and cash equivalents and investments approximated $4.1 million as of December 31, 2007 compared with approximately $7.9 million as of December 31, 2006. The net decrease in cash and cash equivalents and investments results from cash used to support our normal operations, for property and equipment purchases, and for repayment of capital lease obligations, offset by the approximate $5.7 million net proceeds of the 2007 Series D Financing.

At December 31, 2007, approximately 1% of our cash and cash equivalents balances were held in foreign currencies. The effect on our 2007 consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash flows

The following table sets forth our sources and uses of cash for the years ended December 31, 2007 and 2006.

	Fiscal Year
	2007	2006
	(In thousands)
Net cash (used in) operations	$(9,158)	$(12,239)
Net cash provided by investing activities	377	3,165
Net cash provided by financing activities	5,546	6,843
Effect of exchange rate changes on cash	(25)	(36)
Net (decrease) in cash and cash equivalents	$(3,260)	$(2,267)

Cash used in operating activities during the year ended December 31, 2007 approximated $9.2 million, which resulted from the net loss of $10.4 million, adjusted to account for a net increase in accounts receivables, inventory and other assets of approximately $217,000, a net decrease in accounts payable, accrued expenses and other liabilities of $115,000, together with adjustments of $1.6 million for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements. Approximately $1.7 million of operating expenses incurred in 2006 represents costs associated with our undertaking to audit, analyze, and tabulate the CMI MCT data. We believe our investment in the MCT and resulting clinical data represent a valuable source of data on long term patient outcomes that may be useful as (i) a potential source of safety and efficacy information for regulatory clearance of the ReGen Collagen Scaffold or premarket approval the CMI and (ii) the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.

During the year ended December 31, 2007, we used approximately $548,000 from our investments to fund operations, invested approximately $171,000 in property and equipment and repaid $14,000 of our capital lease obligations.

Index

Through December 31, 2007, we have incurred cumulative inception to date net losses of approximately $89.8 million and used approximately $73.6 million in cash for operating activities. The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. Although Menaflex is marketed for sale and distributed in the EU, Switzerland, Turkey, and the Republic of South Africa, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company is pursuing appeal of an NSE decision related to its 510(k) submission to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process continues to take longer than expected or the Collagen Scaffold device is not cleared, it might substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k), we still have the option to proceed with submission to the FDA of the PMA for the CMI, although we do not foresee pursuing completion of the PMA at this time. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including for example, establishing distribution channels and identifying third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Company’s products. While the Company is actively working to address these issues, there is no guarantee that the Company will be successful or able to effectively address these challenges in any given time frame.

We will need to pursue additional financing in order to support ongoing operations, including meeting our future debt service requirements, at least until the date we receive either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Beginning in the fourth quarter of 2007 we implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. Based upon current cash and investment balances and planned spending rates for 2008 management believes that the Company has adequate cash and investments on hand to support ongoing operations through at least June 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. The timing of the 510(k) appeal process is subject to inherent uncertainty. We anticipate that additional cash will be required to support operations beyond June 2008. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2008 to support operations. At this time we have received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

We previously sponsored a defined benefit pension plan covering former employees of a former APACHE subsidiary. This pension plan was frozen and closed to new participants in October of 1997. In December 2004, we elected to terminate the pension plan, effective March 31, 2005. In December 2006, we distributed all plan assets to the participants and we made a cash contribution of approximately $185,000 from our existing cash resources to cover the unfunded benefit obligation.

Index

Equity Financing

On March 2, 2007, March 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D convertible preferred stock, par value $0.01 per share (Series D Stock), resulting in aggregate proceeds net of issuance costs approximating $5.6 million (the Series D financing). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. At the 2007 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten, one-for-twelve, one-for-fourteen or one-for-sixteen reverse stock split, subject to the discretion of the Company’s Board of Directors. The Board did not effect a reverse stock split within the approved six-month timeframe and the Board was not obligated to effect a reverse stock split. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event.

In connection with the Series D financing, the Company issued to the investors warrants to purchase 40,714 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 4,071,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D financing, the Company issued to the investors options to purchase up to 135,715 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 13,571,500 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options were initially exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. In October 2007, the Company extended the expiration date of the options to the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008 (see Note 14 to our consolidated financial statements). On June 1, 2007, the Company registered with the SEC, the common shares into which the Series D Stock would be convertible, as well as the common shares that would be issuable upon exercise of the warrants and options, after mandatory conversion of the Series D Stock has occurred. As of December 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 shares of the Company’s common stock if the warrant is exercised after mandatory conversion of the Series D Stock into Company common stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for shares of the Company’s common stock). Using the Black Scholes model, the Company has estimated the fair value of the warrant to be approximately $69,000, which was expensed in its 2007 results of operations.

Index

Under the terms of subscription agreements, warrant certificates and option agreements dated November 30, 2006 and December 1, 2006, the Company sold an aggregate of 18,774,838 shares of restricted common stock at a price per share of $0.37, for aggregate proceeds of approximately $6.7 million, net of offering costs (the “2006 Private Placement”). In connection with the 2006 Private Placement, the Company issued to the investors warrants to purchase 5,632,451 shares of common stock at an exercise price of $0.555 per share. The warrants expire 5 years after issuance. The number of shares exercisable under the warrants and the exercise price are subject to adjustment in the event of stock dividends, split-ups, recapitalizations, and similar changes in the Company’s outstanding common stock. In addition, the Company also issued to investors in the 2006 Private Placement options to purchase up to 18,774,838 common shares, exercisable for cash at $0.37 per share within 15 days of public announcement of FDA clearance of the Company’s Collagen Scaffold device. The options initially expired at the earliest of the 15th day after public announcement of FDA clearance of the Company’s Collagen Scaffold device, partial exercise of the option, or December 31, 2007. In October 2007, the Company extended the expiration date of the options to the earliest of the 15th day after public announcement of FDA clearance of the Company’s Collagen Scaffold device, partial exercise of the option, or December 31, 2008 (see Note 14 to our consolidated financial statements). As of December 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet. In connection with the 2006 Private Placement, the Company paid an aggregate of approximately $74,000 to Vail Securities Investments, Inc. and MedWork AG, both of whom acted as placement agents for the transaction.

On June 1, 2007, the Company registered with the SEC the common stock sold in the 2006 Private Placement, the common shares into which the Series D Stock sold in the Series D financing is convertible, as well as the common shares issuable upon the exercise of the warrants and options issued in connection with the 2006 Private Placement and the Series D financing.

During 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. During 2006 there were no conversions of Preferred Stock. As a result of the Series C Stock conversions, $173,000 of unamortized issuance costs associated with the Series C Stock was recognized during 2007 as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders.

Debt Arrangements

We have obtained debt financing from Zimmer, the successor-in-interest to Centerpulse, a shareholder, pursuant to two credit agreements. As of December 31, 2007, we owed approximately $8.2 million under these credit facilities. The credit agreements provide that the debt will mature on December 31, 2009. On the due date, we may, at our option and subject to certain conditions, require any unpaid debt to be converted to equity at a price per share equal to 75% of the then current market price of our stock. Accrued interest under these credit facilities is due upon maturity of the underlying principal. As of December 31, 2007, the Company would not be able to issue common stock, nor would the Company have sufficient cash, to satisfy this debt. As of December 31, 2007, accrued interest on the credit facilities was approximately $2.1 million. The weighted average interest rate on the credit facilities was 5.28% and 4.90% for the years ended December 31, 2007 and 2006, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Index

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors
ReGen Biologics, Inc.

We have audited the accompanying consolidated balance sheets of ReGen Biologics, Inc. and subsidiaries (a development stage company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and Series A and Series C redeemable convertible preferred stock, and cash flows for each of the two years in the period ended December 31, 2007 and for the period from December 21, 1989 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ReGen Biologics, Inc. and subsidiaries (a development stage company) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, and for the period from December 21, 1989 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that ReGen Biologics, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring net losses and has required continued infusions of external capital to fund its business. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The 2007 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 3 to the consolidated financial statements, on January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 27, 2008

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31, 2007	December 31, 2006
ASSETS
Current assets
Cash and cash equivalents	$4,008	$7,268
Short-term investments	100	648
Trade receivables, net of allowance for doubtful accounts of $3 and $8, as of December 31, 2007 and December 31, 2006, respectively	236	83
Inventory	311	220
Prepaid expenses and other current assets	336	350
Total current assets	4,991	8,569
Property and equipment, net	402	321
Other assets	109	141
Total assets	$5,502	$9,031
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$220	$438
Accounts payable to related party	4	9
Accrued expenses	352	825
Other current liabilities	79	66
Total current liabilities	655	1,338
Other liabilities	204	57
Long-term portion of capital leases	22	36
Long-term portion of notes payable to related party, including accrued interest of $2,122 and $1,702, at December 31, 2007 and December 31, 2006, respectively	8,165	7,744
Total liabilities	9,046	9,175
Series A redeemable convertible preferred stock, $0.01 par value; 15,309,822 shares authorized; issued and outstanding 2,483,116 shares at liquidation preference of $1,113 at December 31, 2007; 13,260,025 shares at liquidation preference of $5,942 at December 31, 2006	1,113	5,942
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,583,348 shares at liquidation preference of $2,950 at December 31, 2007; 11,046,637 shares at liquidation preference of $4,950 at December 31, 2006	2,757	4,512
Stockholders’ equity (deficit):
Series D contingently convertible preferred stock, options and warrants; preferred stock , $.01 par value; 500,000 shares authorized; issued and outstanding 135,715 shares at liquidation preference of $5,700 as of December 31, 2007; no shares issued as of December 31, 2006	5,560	—
Series E contingently convertible preferred stock, $.01 par value; 500,000 shares authorized at December 31, 2007; no shares issued	—	—
Common stock, $0.01 par value; 165,000,000 shares authorized; 104,136,941 and 88,708,171 issued shares at December 31, 2007 and December 31, 2006, respectively; 60,526 shares in treasury at December 31, 2007 and December 31, 2006	1,042	887
Additional paid-in capital	81,440	73,349
Deficit accumulated during development stage	(95,456)	(84,834)
Total stockholders’ deficit	(7,414)	(10,598)
Total liabilities and stockholders’ deficit	$5,502	$9,031

See accompanying Notes to Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

			Period from
			December 21, 1989
			(Inception) to
	Years Ended December 31,		December 31,
	2007	2006	2007
Revenue:
Sales	$941	$538	$4,855
Royalties	45	48	326
Grant and other revenue	—	—	433
Total revenue	986	586	5,614
Expenses:
Costs of goods sold	465	506	4,885
Research and development	3,965	6,758	52,587
Business development, general and administrative	6,857	5,874	37,733
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Total expenses	11,287	13,138	95,296
Operating loss	(10,301)	(12,552)	(89,682)
Merger cost	—	—	(515)
Interest and other income	366	312	2,439
Rental income	—	313	2,547
Rental expense	—	(317)	(2,409)
Interest and other expense	(442)	(413)	(4,207)
License fees	—	—	2,050
Net loss	(10,377)	(12,657)	(89,777)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance cost	(245)	(110)	(5,679)
Deemed dividend to stockholders for issuance of warrants and extension of options	(115)	—	(115)
Net loss attributable to common stockholders	$(10,737)	$(12,767)	$(95,571)
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.18)	$(3.25)
Weighted average number of shares used for calculation of net loss per share	103,526,938	71,289,971	29,373,583

See accompanying Notes to Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to December 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable		Redeemable		Series A – F		Series B and Series D						Deficit
	Convertible Preferred		Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional	Deferred	Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990									1,400,000	$1	$44				$45
Issuance of common stock at $0.005 per share for cash in November 1991									700,000	—	3				3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	$1			—	—	681				682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650				3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—		$(2,476)		(2,476)
Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378		(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448		—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1		—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1		—		1
Net loss					—	—			—	—	—		(1,342)		(1,342)
Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828		(3,818)		3,012
Net loss					—	—			—	—	—		(1,463)		(1,463)
Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828		(5,281)		1,549
Net loss					—	—			—	—	—		(1,959)		(1,959)
Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)		$(410)

See accompanying Notes to Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B and Series D Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (brought forward)					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)	x	$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101		—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43		—		43
Net loss					—	—			—	—	—		(1,931)		(1,931)
Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972		(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378		—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5		—		5
Net loss					—	—			—	—	—		(3,868)		(3,868)
Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355		(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108		—		108
Compensation expense associated with stock option modifications					—	—			—	—	56		—		56
Net loss					—	—			—	—	—		(3,815)		(3,815)
Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519		(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32		—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956		—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	$(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)
Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)

See accompanying Notes to Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B and Series D Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330		(4,330
Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)

See accompanying Notes to Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2007 (unaudited)
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
Period from December 21, 1989 (inception) to December 31, 2007 (unaudited)
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

See accompanying Notes to Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to December 31, 2007 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B and Series D Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2005 (brought forward)	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,183	—	—	—	1,183
Accretion of Series C Stock issuance cost	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Issuance of Common Stock - services rendered	—	—	—	—	—	—	—	—	40,000	—	18	—	—	—	18
Issuance of Common Stock - options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock - conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Issuance of Common Stock and warrants - common stock offering	—	—	—	—	—	—	—	—	18,774,838	188	6,552	—	—	—	6,740
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)
Balance at December 31, 2006	13,260,025	5,942	11,046,637	4,512	—	—	—	—	88,647,645	887	73,349	—	(84,834)	—	(10,598)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,262	—	—	—	1,262
Accretion of Series C Stock issuance cost	—	—	—	245	—	—	—	—	—	—	—	—	(245)	—	(245)
Valuation of issuance of warrants and extension of options	—	—	—	—	—	—	—	—	—	—	115	—	—	—	115
Deemed dividend to stockholders for issuance of warrants and extension of options	—	—	—	—	—	—	—	—	—	—	(115)	—	—	—	(115)
Conversion of Series A preferred stock	(10,776,909)	(4,829)	—	—	—	—	—	—	10,776,909	108	4,721	—	—	—	4,829
Conversion of Series C preferred stock	—	—	(4,463,289)	(2,000)	—	—	—	—	4,463,289	45	1,955	—	—	—	2,000
Issuance of Series D preferred stock and preferred stock options and warrants, net of issuance costs	—	—	—	—	—	—	135,715	5,560	—	—	69	—	—	—	5,629
Issuance of Common Stock - work completed	—	—	—	—	—	—	—	—	188,572	2	84	—	—	—	86
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,377)	—	(10,377)
Balance at December 31, 2007	2,483,116	$1,113	6,583,348	$2,757	—	$—	135,715	$5,560	104,076,415	$1,042	$81,440	$—	$(95,456)	$—	$(7,414)

See accompanying Notes to Consolidated Financial Statements

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period From
			December 21, 1989
	Years Ended December 31,		(Inception) to
	2007	2006	December 31, 2007
	(Dollars in thousands)
Operating Activities
Net loss	$(10,377)	$(12,657)	$(89,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,436	1,182	10,472
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	90	65	2,374
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Exchange loss	25	36	75
Changes in operating assets and liabilities:
Other current assets and receivables	(158)	(68)	(497)
Inventory	(91)	148	(311)
Other assets	32	(46)	(59)
Accounts payable and accrued expenses	(275)	(810)	2,580
Other liabilities	160	(89)	125
Net cash used in operating activities	(9,158)	(12,239)	(73,451)
Investing Activities
Purchases of property and equipment	(171)	(182)	(2,480)
Changes in investments	548	3,347	2,845
Net cash (used in) provided by investing activities	377	3,165	365
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock and preferred stock options and warrants, net of issuance costs paid in cash	5,560	—	39,781
Net proceeds from issuance of common stock and warrants	—	6,857	28,487
Repayment on capital lease obligations	(14)	(14)	(163)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)
Net cash provided by financing activities	5,546	6,843	77,164
Effect of exchange rate changes on cash	(25)	(36)	(71)
Net (decrease) increase in cash and cash equivalents	(3,260)	(2,267)	4,007
Cash and cash equivalents at beginning of period	7,268	9,535	1
Cash and cash equivalents at end of period	$4,008	$7,268	$4,008
Supplemental disclosure of cash flow information
Non-cash disclosure:
Issuance of Series B preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	—	198
Cancellation of stock options associated with deferred stock compensation associated	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C preferred stock	—	—	4,292
Warrants associated with Series C preferred stock	—	—	969
Warrants associated with Series C preferred stock private placement agent fee	—	—	97
Warrants associated with consulting services	69	—	69
Conversion of Series A Redeemable Convertible preferred stock	4,829	—	5,742
Issuance of Common Stock-conversion of warrants	—	4	14
Conversion of Series C Redeemable Convertible preferred stock	2,000	—	7,018
Issuance of common stock for services rendered	86	18	197
Cash disclosure:
Cash paid for interest	8	5	333

See accompanying Notes to Consolidated Financial Statements.

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

To date, sales of the Company’s products have been limited. ReGen® will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen would emerge from the development stage when (a) the Company obtains either FDA clearance of the Collagen Scaffold device or premarket approval for the CMI®, and either product is available for sale in the U.S. and (b) the Company begins to earn significant revenue from its principal operations.

ReGen currently operates an orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. As discussed below, neither the Collagen Scaffold device, the CMI, (or Menaflex) is available for sale in the U.S. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.

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

Until June 21, 2002, when it was acquired by Aros Corporation in a reverse merger, RBio was a privately held tissue engineering company. The merger included all of RBio’s business and operating activities and employees. RBio, now a wholly-owned subsidiary of the Company, was incorporated in California on December 21, 1989 and reincorporated in Delaware on June 28, 1990. RBio designs, develops, manufactures and markets minimally invasive human implants and medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. RBio was funded by the original founders in May 1990. RBio operates an ISO 13485 certified manufacturing and research facility in Redwood City, California and trains surgeons in the use of its products at the Steadman Hawkins Foundation in Vail, Colorado and in other locations both within and outside of the U.S. In March 2005, the Company created ReGen AG, its wholly-owned subsidiary located in Baar Switzerland, to conduct its distribution activities outside the U.S. through local market distributors and a limited number of employees hired by the Company or ReGen AG. The Company’s corporate management, clinical and regulatory affairs, and worldwide marketing operations are based in Hackensack, New Jersey.

Index

Through RBio, the Company developed a proprietary type I bovine collagen matrix material into which the body’s own cells migrate, adhere, and use the scaffold as a template to generate new tissue designed to reinforce existing soft tissue structures. The Company’s proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company has submitted a 510(k) premarket notification to the United States Food and Drug Administration (“FDA”) for clearance to market the ReGen Collagen Scaffold in the U.S. During the third quarter of 2006, the FDA provided the Company with a letter indicating the FDA’s initial determination that the device is not substantially equivalent (or NSE) to existing class II devices already in receipt of FDA clearance. The Company appealed the FDA’s NSE decision. Subsequently, the FDA provided a letter upholding the NSE decision and indicating that the Company may submit a new 510(k) for clearance of its Collagen Scaffold device with modified indications for use in the meniscus, as suggested by the Company, and supported by appropriate clinical data. In December 2006 the Company submitted a revised 510(k) premarket notification to the FDA for the Collagen Scaffold. In March 2007, the Company received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 the Company responded to the FDA’s request and in the third quarter of 2007 the Company received an NSE letter from the FDA regarding the revised 510(k) submission. The Company is pursuing appeal of the NSE decision through FDA administrative channels. If clearance is obtained, the Company may make the Collagen Scaffold device available in a flat sheet configuration in various sizes as well as in a semi-lunar shape designed for use in the meniscus, and, potentially, other configurations designed to facilitate the reinforcement and repair of soft tissue in various sites within the body.

The Company’s initial application using its collagen matrix technology is Menaflex™ (also known as the CMI), which is marketed for sale in the European Union (“EU”), Switzerland, Turkey, and the Republic of South Africa. Menaflex is a new brand name ReGen recently developed for its collagen meniscus implant device. The CMI name was used during the research and development phase, and it will continue to be seen in numerous scientific publications and clinical references.  The full transition to the Menaflex name is expected to take several quarters as the Company works through current levels of inventory on product and collateral materials. Menaflex is intended to facilitate growth of new tissue to reinforce the remaining meniscus, and to provide certain clinical benefits. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure performed to address meniscus tears or other irreparable damage resulting from acute injury or long-term wear. The surgeon sutures the Menaflex into the rim of the meniscus remaining after partial meniscectomy. Once implanted, Menaflex’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the Menaflex procedure provides the potential for certain clinical benefits, including restoration of patient activity. The Company estimates that in 2007 there were approximately 1.4 million partial meniscectomy procedures performed worldwide.

The Company has also developed and markets the SharpShooter® Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implantation of the meniscus applications of the Company’s collagen matrix products, as well as to perform other similar arthroscopic meniscus repair procedures.

In 2000, the CMI and SharpShooter each received the CE Mark for distribution in the European Economic Community and the SharpShooter received marketing clearance by the FDA for sale in the United States. Prior to the filing of a 510(k) premarket notification for the Collagen Scaffold product, the Company was pursuing premarket approval for the CMI in the U.S. The CMI has been the subject of a controlled, randomized, pivotal multicenter clinical trial, or MCT, and is the subject of a modular pre-market approval application, or PMA, to the FDA.

Risks and Going Concern Uncertainties

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. Although Menaflex is marketed for sale and distributed in the EU, Switzerland, Turkey, and the Republic of South Africa, it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has submitted a 510(k) to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process continues to take longer than expected or the Collagen Scaffold device is not cleared, it will substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business.

Index

If the Collagen Scaffold device is not cleared through the 510(k), the Company still has the option of completing its submission to the FDA of the PMA for the CMI, although the Company does not foresee pursuing completion of the PMA at this time. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including special third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Company’s products. While the Company is actively working to address these issues, there is no guarantee that the Company will be able to obtain special reimbursement provisions, or obtain them in any given time frame.

As further discussed in Note 8, all of the Company’s long-term debt (balance of $8,165 at December 31, 2007) becomes due and payable on December 31, 2009.  As further discussed in Note 14, the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preference of $1,113 and $2,950, respectively) become redeemable at the option of not less than a majority of the holders in June 2009 and September 2010, respectively.

The Company will need to pursue additional financing in order to support ongoing operations, including meeting our future debt service requirements, at least until the date it receives either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2007, the Company incurred a net loss of $10,377 and used $9,158 of cash in operating activities. Beginning in the fourth quarter of 2007, the Company implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. At December 31, 2007, the Company had cash and short-term investments of $4,108 and net working capital of $4,336. Based upon current cash and investment balances and planned spending rates for 2008, management believes that the Company has adequate cash and investments on hand to support ongoing operations through at least June 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to the CMI MCT and our 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business.  The timing of the 510(k) appeal process is subject to inherent uncertainty. Management anticipates that additional cash will be required to support operations beyond June 2008. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2008 to support operations. At this time we have received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $1,245 and $1,126 in a money market account and $902 and $534 in a sweep account as of December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, respectively, the Company also held cash equivalents in commercial paper of $955 and $2,380 and in federal agency mortgage-backed securities of $495 and $3,065. At December 31, 2007 and 2006, respectively, the Company held cash of $308 and $17 in foreign accounts.

Index

All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At December 31, 2007, the Company had invested $100 in commercial paper. At December 31, 2006, the Company had invested $648 in federal agency mortgage-backed securities. The Company did not have any material realized or unrealized gains or losses at December 31, 2007 and 2006, or for the years then ended.

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

Asset Impairment and Disposal of Long-lived Assets

The Company reviews and evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the assets exceeds the fair value of the assets.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2006. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At December 31, 2007, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2007 and 2006, the Company did not have any income tax related interest or penalties.

Index

Revenue Recognition

Revenue is recognized in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is recognized when it is either realized or realizable and earned. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed and determinable; and (4) collection of such revenue is reasonably assured. In cases where title of product passes to the customer upon shipment, revenue is recognized from product sales when the products are shipped to customers. For sales where title passes upon receipt, revenue is recognized when the customers have received the products (typically four to six business days after shipment). Amounts billed to customers for shipping and handling are included in revenue from sales. Shipping and handling costs incurred by the Company are included in cost of goods sold. Our customers do not have a right to return the product other than for product defects.

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

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG has cash accounts denominated in Swiss francs (CHF), Euros and USD and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction losses included in the consolidated results of operations for the years ended December 31, 2007 and 2006, approximated $14 and $36, respectively.

Advertising Costs

All advertising costs are expensed as incurred. During the years ended December 31, 2007 and 2006, the Company expensed approximately $268 and $52, respectively, as advertising costs.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $3 and $8 at December 31, 2007 and 2006, respectively.

Index

Fair Value of Financial Instruments and Concentrations

The carrying amount of the Company’s variable rate debt approximates fair value. The fair value of the fixed rate debt, including original principal and accrued compounded interest, approximated $469 and $378 as of December 31, 2007 and 2006, respectively. The fair value of the fixed rate debt is based on the Company’s estimate of its current incremental borrowing rate of 200 — 400 basis points above the prime rate at the respective dates. The carrying amounts of the Company’s cash and cash equivalents, held-to-maturity debt securities, trade receivables, accounts payable and accrued expenses approximate fair value due to their short-term nature.

The Company currently markets and sells two products. Our primary product, Menaflex, is a type I collagen implant designed to facilitate growth of new tissue to reinforce the existing meniscus tissue remaining after a partial meniscectomy procedure in the human knee. We also sell the SharpShooter, a suturing device used to facilitate the surgical implantation of the Company’s collagen matrix products, as well as to perform other similar arthroscopic meniscal repair procedures.

Both Menaflex and SharpShooter are marketed in the EU and Switzerland through ReGen AG and, in Italy, Spain, Andorra, Poland, Turkey, and the Republic of South Africa through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

The Company has entered into distributorship agreements whereby each distributor has been granted exclusive distribution rights to market Menaflex and non-exclusive rights to market other ReGen products in specified geographic locations. See Note 10, License Agreements, for a list of the distributors, their respective territories, and terms of the current agreements with them.

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers. Concentrations of receivables and revenue by customer as of and for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
	2007	2006
Receivables:(*)
U.S. (Linvatec)	28%	17%
Switzerland (various)	5%	7%
Spain (Hoscenter, Polymedic)	0%	20%
Italy (Xmedica)	13%	19%
Germany (various)	48%	25%
Belgium (various)	1%	12%
South Africa (Grucox)	2%	0%
Poland (Biocare)	3%	0%

Sales revenue:
U.S. (Linvatec)	34%	49%
Switzerland (various)	3%	6%
Spain (Hoscenter, Polymedic)	2%	9%
Italy (Xmedica)	9%	12%
Germany (various)	46%	21%
Belgium (various)	( **)	3%
South Africa (Grucox)	4%	0%
Poland (Biocare)	1%	0%
Austria (various)	1%	0%

Royalties:
U.S. (Linvatec)	100%	100%
__________

(*)	Receivable amounts are reflective of year-end balances
(**)	Less than 1%

Index

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained from alternative suppliers, subject to the time and other resources required to establish new vendor relationships.

At December 31, 2007 and 2006 approximately 1% of the Company’s cash and cash equivalents balance was held in foreign currencies and 16% and 8% of current liabilities related to unsettled obligations denominated in foreign currencies. For the years ended December 31, 2007 and 2006, 19% and 10%, respectively, of the Company’s operating expenses resulted from transactions denominated in foreign currencies.

Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payments (a) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results of prior periods have not been restated for the adoption of SFAS No. 123R. The Company recognizes these compensation costs only for those shares expected to vest, over the requisite service period of the awards, generally, the option vesting term of four years. For grant awards with graded vesting, the Company recognizes the estimated expense on an accelerated basis; otherwise, the expense is recorded on the straight-line basis.

Total compensation expense related to the Company’s stock option plans and non-plan option awards (each more fully described in Note 14)  was $1,282 and $1,163 for the years ended December 31, 2007 and 2006, respectively, of which $50 and $21, respectively, related to options awarded to non-employees. No tax benefit was recognized related to share-based compensation expense since the Company has incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with the Company’s deferred tax assets. As a result of adopting SFAS No. 123R, net loss and net loss attributable to common stockholders for the year ended December 31, 2006, were each greater by $684 than if the Company had continued to account for stock-based compensation under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees. The impact on both basic and diluted loss per share attributable to common stockholders was $0.01.

The Company uses the Black-Scholes model to estimate grant date fair value. As part of its SFAS No. 123R adoption the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since June 2002, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that there was not sufficient data on which to base an estimate of expected term. Consequently, the Company has decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in 2006 and 2007 has been estimated to be seven years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

In the first quarter of 2007, the Company granted employees and directors options to purchase 4,375,642 shares, of the Company’s common stock, with an estimated weighted average grant date fair values of $0.30 per share. In the fourth quarter 2007, the Company granted employees and directors options to purchase 350,500 shares of Series E Stock (or 35,050,000 shares of common stock after mandatory conversion of the Series E Stock, see Note 14) with an estimated weighted average grant date fair values of $7 per share (or $0.07 per share of common stock). In the fourth quarter of 2007, the Company cancelled options to purchase 834,233 shares of common stock at exercises prices ranging between $0.19 per share and $0.92 per share and replaced them with options to purchase an equivalent number of common shares at an exercise price of $0.09 per share, which equaled the market price of the Company’s stock on the new grant date. For each of the replacement options, all other terms (e.g., vesting, expiration date, etc.) remained the same as in the respective original grants. During the first quarter of 2007, the Company granted options to non-employee consultants to purchase 100,000 shares of the Company’s common stock with an estimated per share fair value of $0.25 at the measurement date. In connection with a consulting agreement, in October 2007, the Company granted a vendor an option to purchase 50,000 shares of common stock with an estimated fair value of $0.05 at the measurement date. In the fourth quarter of 2007, Company has granted non-employee consultants options to purchase 4,250 shares of Series E Stock (or 425,000 shares of common stock after mandatory conversion of the Series E Stock), with estimated weighted average per share fair values of $7 per share (or $0.07 per share of common stock), at the measurement date. During 2006, the Company granted employees and directors options to purchase 977,500 shares, of the Company’s common stock, with a weighted average grant date fair value of $0.58 per share.

Index

Also during 2006, the Company granted options to a non-employee consultant to purchase 150,000 shares of the Company’s common stock, with a per share fair value of $0.75, at the measurement date. The fair value of options granted during the years ended December 31, 2007 and 2006, respectively, was estimated using the Black Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year Ended
	December 31, 2007		December 31, 2006
	Employee & Director	Non- Employee	Employee & Director	Non- Employee
Weighted average fair value of grants (*)	$0.10	$0.09	$0.58	$0.75
Risk free interest rate	4.17 - 4.70%	3.63 - 4.97%	4.44 - 4.75%	4.79%
Dividend yield	0%	0%	0%	0%
Expected lives	1-7 years	2.5-7 years	7 years	7 years
Expected volatility	73.89% - 81.78%	72.17% - 88.75%	74.20% - 75.05%	74.30%

(*)	Information for Series E options is included on an as converted basis; The Series E Stock is contingently convertible and was not convertible as of December 31, 2007.

In connection with services rendered during 2007, the Company issued to vendors 188,572 shares of restricted common stock in 2007 and 166,667 shares of restricted common stock subsequent to December 31, 2007. The Company included the aggregate estimated fair value of $86 in its 2007 results of operations related to these issuances.

In connection with services rendered during 2006 the Company issued to a vendor 40,000 shares of its restricted common stock and included the estimated fair value of $18 in its 2006 results of operations.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 common shares if the warrant is exercised after mandatory conversion of the Series D Stock into shares of Company common stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for shares of Company common stock). The Company included the aggregate estimated fair value of $69 in its 2007 results of operations related to these issuances.

Adoption of New Accounting Pronouncements

Effective January 1, 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 applies to all voluntary changes in accounting principle and requires retrospective application (as defined by the statement) to prior periods’ financial statements, unless it is impracticable to determine the effect of a change. It also applies to changes required by an accounting pronouncement that does not include specific transition provisions. In addition, SFAS No. 154 redefines restatement as the revision of previously issued financial statements to reflect the correction of an error. The Company applied SFAS No. 154 in its accounting restatement related to stock-based compensation expense filed on November 20, 2006. However, the adoption of SFAS No. 154 did not have a significant impact on the Company’s consolidated financial statements.

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

(4)  FINANCIAL INSTRUMENTS

At December 31, 2007, all of the Company’s investments are commercial paper, classified as held-to-maturity, and due to mature within 1 year. At December 31, 2006, all of the Company’s investments were federal agency mortgage-backed securities, classified as held-to-maturity, and due to mature within 1 year.

(5)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)
Computer equipment	$116	$104
Office and other equipment	166	189
Manufacturing equipment	701	694
Leasehold improvements	195	1,171
	1,178	2,158
Less accumulated depreciation and amortization	(776)	(1,837)
	$402	$321

The Company has financed the purchase of certain of its computer and office equipment under capital lease arrangements (see Note 9, Capital Leases). Depreciation and amortization of property and equipment was $91 and $65 during 2007 and 2006, respectively.

(6)  INVENTORY

Inventory consists of the following:

	December 31,
	2007	2006
	(In thousands)
Raw material	$24	$33
Work in process	37	11
Finished goods	250	176
	$311	$220

Inventory was adjusted down $3 and $7 during 2007 and 2006, respectively, to reflect values at the lower of cost or market. At December 31, 2007 and 2006, respectively, 1% and 7% of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

Index

(7)  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2007	2006
	(In thousands)
Accrued professional fees	$238	$351
Accrued wages and vacation	89	378
Accrued printing cost	15	65
Other accrued cost	10	31
	$352	$825

 (8)  NOTES PAYABLE

Credit Agreements

Zimmer, the successor-in-interest to Centerpulse, a shareholder of the Company, has provided debt financing to the Company pursuant to two credit agreements. During 2002, the credit agreements were amended to extend the maturity dates effectively to December 31, 2009. Accrued interest related to the credit agreements is due upon maturity of the underlying principal. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity. As of December 31, 2007, the Company would not be able to issue common stock, nor would the company have sufficient cash, to satisfy this debt. As of December 31, 2007, aggregate accrued interest under the credit agreements approximated $2,122. The weighted average interest rate for the credit agreements for the years ended December 31, 2007 and 2006 was 5.28% and 4.90%, respectively.

The first of the two credit agreements was entered into on November 30, 1998, and provided for financing tranches of up to $2,043. As of December 31, 2007 and 2006 the Company had drawn the entire amount available. The outstanding balance bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 4.35% to 5.47% and from 3.19% to 5.47% during 2007 and 2006, respectively.

The second of the two credit agreements was entered into on March 15, 2000, and provided for financing tranches of up to $4,000. As of December 31, 2007 and 2006, the Company had drawn the entire amount available. The interest rate on $350 of the financing is fixed at 7% compounded annually. The remaining $3,650 bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 4.64% to 5.69% and from 3.69% to 5.69% during 2007 and 2006, respectively. In connection with this credit agreement, the lender has obtained a security interest in certain of the Company’s intellectual properties.

(9)  CAPITAL LEASES

Future payments under capital lease obligations at December 31, 2007 are as follows:

(In thousands)
2008	$16
2009	16
2010	8
40
Amounts representing interest	(4)
$36

Property and equipment under capital leases at December 31, 2007 and 2006, respectively is $31 and $45, net of accumulated amortization of $36 and $26. Amortization of assets recorded under capital leases is included in the Company’s depreciation expense.

(10)  LICENSE AGREEMENTS

Product Distribution License Agreements

The Company has entered into distributorship agreements whereby the Company granted each distributor exclusive distribution rights to market the Menaflex and non-exclusive rights to market other ReGen products in specified geographic locations. The distributors, their respective territories, and terms of our current agreements with them are as follows:

Index

•	Xmedica s.r.l. (“Xmedica”) — Italy, through June 30, 2008;

•	Hoscenter, S.L. (“Hoscenter”) — all of Spain except Catalonia territory, through December 31, 2008;

•	Polymedic 2000, S/A (“Polymedic”) — Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Islas Baleares) and Andorra, through December 31, 2008;

•	Grucox Medical (Pty) Ltd. (“Grucox”) — The Republic of South Africa, through December 31, 2010;

•	Biocare Therapeutics Sp. Z o.o (“Biocare”) — Poland, through December 31, 2010; and

•	Görkem Medical Ltd. (Görkem) — Turkey, through December 31, 2009.

The Company has a non-exclusive distribution agreement with Linvatec to sell the SharpShooter product throughout the world. Pursuant to the agreement, Linvatec is obligated to pay the Company a royalty on net sales of products sold by Linvatec to end users at rates between 10% and 12%. For the years ended December 31, 2007 and 2006, the amount of royalty income under this agreement was $45 and $48, respectively.

Technology License Agreements

In April 1997, the Company entered into an agreement with Dr. J. Richard Steadman, a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the SharpShooter. The Company is required to pay an aggregate royalty of up to 6% (up to 4.8% to the member of the Board of Directors and up to 1.2% to an assignee of MPC) on net sales of products that incorporate the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. The Company’s obligation under the agreement to pay royalties ceases in the year 2010. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. The agreement may not be terminated except by mutual agreement of all of the parties. For the years ended December 31, 2007 and 2006, royalty expense under this agreement approximated $15 and $12, respectively, of which approximately $12 and $10, respectively, was for royalties due to Dr. Steadman and $3 and $2, respectively, for royalties due to MPC’s assignee. Royalty expense is reported as cost of goods sold in the accompanying consolidated statements of operations.

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

(11)  COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters in Hackensack, New Jersey under a non-cancelable operating lease that expires on July 31, 2008. Base monthly rent under this lease agreement approximates $5.

The Company leases its manufacturing facility in Redwood City, California, under a non-cancelable operating lease. In April 2006, the Company entered into an amendment to this lease agreement. Prior to giving effect to the amendment, the existing lease would have expired on May 31, 2006. The amendment modified the original term to expire, instead, as of January 31, 2006. The amended lease term began on February 1, 2006 and continues for seven years, through January 2013. In 2007, the base annual rent is $368, with scheduled annual increases. An additional $50 deposit was required upon execution of the amendment. During 2006, a portion of the manufacturing facility was sub-leased at the rate of $14 per month. The sublease terminated December 2006.

The Company had an operating lease for its Vail office that expired January 2008 and was not renewed.

Index

In May 2006, the Company entered into an operating lease agreement for office space in Baar, Switzerland. The lease may be terminated upon six months notice to be given at the end of March, June or September each year. The lease provides for base monthly rent approximating $1.

Total rent expense included in the results of operations approximated $575 and $328 for the years ended December 31, 2007 and 2006, respectively.

Future minimum lease payments under the foregoing non-cancelable operating leases are as follows at December 31, 2007:

(In thousands)
2008	$425
2009	388
2010	401
2011	414
2012	426
2013 and thereafter	35
$2,089

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

The Company has entered into employment agreements with three individual employees of ReGen AG, that provide for aggregate annual base salaries approximating $439. The respective agreements may be terminated by either party upon written notice, with notice periods that range between four and nine months. In each case, if employment terminates due to a change in ownership, then the Company is obligated to pay the employees’ salaries for a period of nine months. Additionally, the employment agreements provide for incentive compensation as determined by the Company’s Board of Directors.

In January 2008, the Company committed to salary and benefit continuation payments through July 31, 2008 for its remaining U.S. non-officer employees, in the event that the Company terminates employment without cause (defined as a material violation of Company policy as outlined in the Company’s employee handbook). The aggregate estimated cost for the salaries and benefits for January 1, 2008 through July 31, 2008 approximates $535. In addition the Company has committed to pay each U.S. non-officer employee a retention bonus equal to 15% of their respective annualized salaries, provided the employee remains actively employed through July 31, 2008. The retention bonus is forfeited if the employee resigns or employment is terminated for cause before July 31, 2008. However, if employment is terminated without cause before July 31, 2008, then the Company is obligated to pay the retention bonus. Aggregate retention bonuses under this program approximate $111, which the Company expects to pay in August 2008.

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

Index

In the fourth quarter of 2007 the Company responded to inquiries from the IRS and the state of California pertaining to options granted where the market price of the Company’s stock was higher than the exercise price of the options. In February 2008, the Company received follow-up inquiries from the IRS, to which it is in the process of responding.

The Company’s operations are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. In the first quarter of 2007, the FDA initiated a re-inspection of the Company’s records relating to the CMI clinical trial and issued a Form 483 notice listing the investigators’ observations. The inspection resulted in one observation regarding the monitoring of the clinical trial and timely notification of FDA. Prior to the close of the inspection, the Company initiated corrective action on specific items identified and, subsequently, has provided a complete written response to the observation in the Form 483 which was accepted by the FDA. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of our PMA for the CMI, enforcement actions, injunctions, and criminal prosecution.

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

In December 2004, the Company elected to terminate the Pension Plan, effective March 31, 2005. In December 2006, the Company distributed plan assets to the participants and contributed $185 to the Pension Plan to cover the unfunded benefit obligation. Previously, the Company’s funding policy was to contribute annually an amount that could be deducted for federal income tax purposes and met minimum-funding standards, using an actuarial cost method and assumptions which are different from those used for financial reporting.

Index

Rollforwards of the benefit obligation, fair value of plan assets and a reconciliation of the Pension Plan funded status at December 31, 2006, the measurement date, and significant assumptions follow.

December 31, 2006
(measurement date)
(In thousands)
CHANGE IN BENEFIT OBLIGATION
Beginning of the year	$476
Interest cost	28
Actuarial loss (gain)	12
Increase due to settlement	36
Increase due to change in assumptions	—
Benefits Paid	(552)
End of the year	$—
CHANGE IN FAIR VALUE OF ASSETS
Beginning of the year	$325
Actual return on plan assets	42
Employer contributions	185
Benefits Paid	(552)
End of the year	$—
RECONCILIATION OF FUNDED STATUS
(Under)/over funded status	$—
Accrued pension cost	$—
SIGNIFICANT ASSUMPTIONS:
Discount rate	NA
Expected return on plan assets	NA
Rate of compensation increase	NA

The expected rate of return on plan assets was based on historical rates of return of actual investments. The rate of compensation increase was not applicable as the Plan had been frozen.

Net periodic pension cost for the year ended December 31, 2006 was as follows:

Year Ended December 31,
2006
(In thousands)
Interest cost	$28
Expected return on plan assets	(21)
Recognized net actuarial loss (gain)	2
$9

Pension Plan Assets

At December 31, 2006, all Pension Plan assets had been distributed to participants.

(13)  RELATED PARTY TRANSACTIONS

At December 31, 2007 accounts payable due to related parties represent amounts due to a shareholders for royalty payments.

The Company’s consolidated statements of operations include the following amounts paid to or on behalf of related parties:

	Years Ended December 31,
	2007	2006
Royalties	$12	$10
Donations	8	8
Reimbursable expenses	8	6
Legal fees	19	—

Index

Royalty payments were made to an individual who is a stockholder and director of the Company. Donations were made to support orthopedic research conducted by the Steadman Hawkins Sports Medicine Foundation to, for which the same individual is a director. Reimbursable expenses were incurred in connection with the Company’s CMI MCT by a clinic affiliated with the same individual. Legal fees were paid in connection with the formation of a foundation which is affiliated with the Company’s CEO.

The Company’s 2007 results of operations includes $13 recognized in other income for website design services provided to affiliates of the Company’s CEO.

(14)  STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of December 31, 2007, the Company has 165,000,000 authorized shares of common stock, of which 104,076,415 shares of common stock were outstanding, 9,066,464 shares of common stock were reserved for conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A Stock”) and Series C Redeemable Convertible Preferred Stock (“Series C Stock”), 48,433,344 shares of common stock were reserved for exercise of stock options and warrants, and 666,667 shares of common stock were reserved for issuance to vendors for services.

As of December 31, 2007, the Company has 500,000 shares of authorized Series D Convertible Preferred Stock (“Series D Stock”), of which 135,715 shares were issued and 200,939 shares were reserved for exercise of options and warrants. The Series D Stock is contingently convertible and was not convertible at December 31, 2007.

As of December 31, 2007, the Company has 500,000 shares of authorized Series E Preferred Stock, of which no shares were issued, 354,750 shares were reserved for exercise of options, and 15,000 shares were reserved for issuance to vendors for services. The Series E Stock is contingently convertible was not convertible at December 31, 2007.

During 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. During 2006 there were no conversions of Series A or Series C Stock. As a result of the Series C Stock conversions, $173 of unamortized issuance costs associated with the Series C Stock was recognized in the year ended December 31, 2007 as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders.

The Company’s capital structure was significantly impacted by the reverse merger and recapitalization of June 21, 2002. The information contained in this note reflects the disclosures related to all shares, options and warrants outstanding at December 31, 2007, and where applicable, historical information related to these securities and plans.

Redeemable Convertible Preferred Stock

The Company issued its Series A Stock in connection with the RBio merger in 2002 and issued its Series C Stock in connection with private placement financings in September 2003.

The holders of Series A and Series C Stock are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the Series A and Series C preferred stockholders are entitled to receive as a liquidation preference an amount per share equal to the purchase price of the respective shares, plus any declared but unpaid dividends and subject to adjustment for stock splits and similar adjustments.

The Series A and Series C preferred stockholders each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote.

At the option of the Series A and Series C preferred stockholders, the Series A and Series C Stock is convertible into common stock on a one-for-one basis, subject to adjustment for stock splits and similar adjustments of the Series A and Series C Stock. The Series A Stock will automatically convert into common stock concurrent with the closing of a qualified public offering of common stock under the Securities Act of 1933 in which the Company receives at least $5,000 in gross proceeds at a valuation of at least $25,000. The Series C Stock will automatically convert into common stock concurrent with the closing of a qualified public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10,000 in gross proceeds at a valuation of at least $50,000.

Index

Beginning on the 7th anniversary of the issuance and delivery of the Series A and Series C Stock, June 21, 2009 for the Series A Stock and September 2010 for the Series C Stock, the Series A and Series C Stock is subject to redemption at the option of not less than a majority of the holders of the respective Series A Stock and Series C Stock, at a per share redemption price equal to the liquidation preference of the respective Series A Stock or Series C Stock at the time of redemption. The Company shall redeem not less than all of the Series A or Series C Stock at the respective redemption price, pro-rata among all of the respective holders of the Series A or Series C Stock, in one-third (1/3) increments on each of the respective 7th, 8th and 9th anniversaries of the issuance and delivery of the Series A or Series C Stock.

The Series A and Series C Stock is subject to Registration Rights Agreements entered into in September 2003 whereby the Series A and Series C preferred stockholders have, in certain circumstances, the right to require the Company to register the common shares into which the Series A and Series C Stock is convertible. The shares registered in August 2005 include common shares issuable upon the conversion of shares of Series A and Series C Stock.

The Series C Stock was recorded net of issuance costs of approximately $612 (including the value of warrants issued to placement agents — see further discussion under Warrants section) and warrants issued to Series C preferred stockholders valued at $969. The Series C Stock is being accreted to the redemption value through a charge to retained earnings over a period of 7 years using the effective interest method.

Contingently Convertible Preferred Stock

On March 2, 2007, March 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D Stock, resulting in aggregate proceeds net of issuance costs approximating $5,600 (the Series D financing). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion, in both situations after taking into account all other common shares outstanding or required to be issued upon the conversion of any preferred stock of the Company or the exercise of any options or warrants authorized by the Company. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event. The aggregate fair value of the contingent beneficial conversion feature on the dates of issue was approximately $1,480.

In connection with the Series D financing the Company issued to the investors warrants to purchase 40,714 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 4,071,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, the Company issued to the investors options to purchase up to 135,715 shares of the Company’s Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 13,571,500 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options were initially exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. In October 2007, the Company extended the expiration date of the options to the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008 (see 2006 and 2007 Financing Options under “Stock Options” heading below).

As of December 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

Index

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 common shares if the warrant is exercised after mandatory conversion of the Series D Stock into shares of Company common stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for shares of Company common stock). Using the Black Scholes model, the Company has estimated the fair value of the warrant to be approximately $69, which has been included in its 2007 results of operations.

On October 18, 2007, the Company’s Board of Directors authorized the filing of a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (the “Certificate”) with the Secretary of State of the State of Delaware to designate and establish 500,000 shares of Series E Convertible Preferred Stock, par value $0.01 per share (“Series E Stock”). The Certificate was filed on October 19, 2007 and was effective upon filing. The Certificate provides, among other things, that each share of Series E Stock is mandatorily convertible into 100 shares of common stock of the Company immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of common shares available to effect the conversion, in both situations after taking into account all other common shares outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. The holders of Series E Stock each have one vote for each full share of common stock into which the shares of Series E Stock are convertible on the record date for the vote. Holders of the Series E Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series E Stock are entitled to receive a liquidation preference of $9 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series E Stock.

At the 2007 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten, one-for-twelve, one-for-fourteen or one-for-sixteen reverse stock split, subject to the discretion of the Company’s Board of Directors. The Board did not effect a reverse stock split within the approved six-month timeframe and the Board was not obligated to effect a reverse stock split.

2006 Private Placement

During the fourth quarter 2006, the Company completed a $6,950 private equity placement (“2006 Private Placement”). Under the terms of subscription agreements, warrant certificates and option agreements dated November 30, 2006 and December 1, 2006, the Company sold an aggregate of 18,774,838 shares of restricted common stock at a price per share of $0.37, for aggregate proceeds of approximately $6,740, net of offering costs. In connection with the 2006 Private Placement, the Company issued to the investors warrants to purchase 5,632,451 shares of common stock at an exercise price of $0.555 per share. The warrants expire 5 years after issuance. The number of shares exercisable under the warrants and the exercise price are subject to adjustment in the event of stock dividends, split-ups, recapitalizations, and similar changes in the Company’s outstanding common stock. In addition, the Company also issued to investors in the 2006 Private Placement options to purchase up to 18,774,838 common shares, exercisable for cash at $0.37 per share within 15 days of public announcement of FDA clearance of the Company’s Collagen Scaffold device. The options initially expired at the earliest of the 15th day after public announcement of FDA clearance of the Company’s Collagen Scaffold device, partial exercise of the option, or December 31, 2007. In October 2007, the Company extended the expiration date of the options to the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008 (see 2006 and 2007 Financing Options under “Stock Options” heading below). As of December 31, 2006, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet. In connection with the 2006 Private Placement, the Company paid an aggregate of approximately $74 to Vail Securities Investments, Inc. and MedWork AG, both of whom acted as placement agents for the transaction.

On June 1, 2007 the Company registered with the SEC the common stock sold in the 2006 Private Placement as well as the common shares issuable upon the exercise of the warrants and options.

Stock Options

In the third quarter of 2006, the Company determined that incorrect measurement dates had been used when accounting for certain of its stock options granted between July 2002 and January 2006. In each case where a change of measurement date was required, the market price of the Company’s stock on the new measurement date was higher than the original exercise price of the option.

Index

Due to the provisions of IRC §409A, which became effective December 31, 2007 for non-qualified options granted to individuals who are not directors or officers, any deferred income related to non-qualified stock options issued with an exercise price less than the market value of the underlying stock on the grant date is taxable as ordinary income over the period the options vest. Because of the required changes in measurement dates, certain of the Company’s options granted between July 2002 and January 2006 to consultants and employees would be subject to the requirements of §409A. As a result, the Company’s Board decided to cancel the affected options and replace them with options to purchase an equivalent number of shares at an exercise price equal to the market price of the Company’s stock on the replacement grant date. Accordingly, on October 18, 2007, the Company cancelled options to purchase 834,233 shares of common stock at exercises prices ranging between $0.19 per share and $0.92 per share and replaced them with options to purchase an equivalent number of common shares at an exercise price of $0.09 per share, which equaled the market price of the Company’s stock on the new grant date. For each of the replacement options, all other terms (e.g., vesting, expiration date, etc.) remained the same as in the respective original grants. In addition, the Company modified options to purchase 46,250 shares of common stock at prices ranging between $0.09 and $0.48 per share to extend the exercise period of the options from three months after termination of employment to twelve months after termination of employment. This modification was effective October 19, 2007. The estimated incremental fair value associated with these modifications, recognized as expense over the remaining estimated service period, was approximately $16, estimated using the Black Scholes model with inputs similar to those disclosed in Note (3) under the heading, Stock-Based Compensation. There were ten employees and three consultants affected by these modifications.

Due to the provisions of IRC §409A, which became effective December 31, 2006 for non-qualified options granted to directors and officers, any deferred income related to non-qualified stock options issued with an exercise price less than the market value of the underlying stock on the grant date is taxable as ordinary income over the period the options vest. Because of the required changes in measurement dates, certain of the Company’s options granted to directors and officers would be subject to the requirements of §409A. As a result, ReGen’s Board decided to offer directors and officers amendments to the affected options to change the exercise prices to equal the market prices on the respective revised measurement dates. All other terms (e.g., vesting, expiration date, etc.) remained the same for each of the amended option grants. All of the amendments were effective on December 29, 2006, and all agreements were executed on or before the effective date. In each case, the fair value of the modified options is less than the fair value of the original award measured at the amendment date because the amendment increased the exercise prices while all other terms remained the same. Also, the affected officers and directors were not compensated for the increases in their option exercise prices. Consequently, there is no incremental compensation cost to be recognized as a result of the amendment. Some of the amended options were fully vested at the effective date of the amendment. The remainder of the options will vest over periods through January 2010 and there were no changes made to the original vesting periods. Accordingly, no reduction of grant date fair value of the options is considered appropriate.

Following are descriptions of the Company’s stock option plans and stock options granted under such plans. Also discussed below are stock options the Company has issued outside of these plans.

Employee Stock Option Plan

The Company has an Employee Stock Option Plan (the Plan) that provides for options to purchase up to 9,450,000 shares of the Company’s common stock to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. At December 31, 2007, options for 9,305,756 shares were outstanding and options for 18,185 shares were available for grant under the Plan. The Company has reserved 9,323,941 shares of common stock for issuance under the Plan. During 2007 the Company granted options to purchase 2,475,642 shares at exercise prices ranging between $0.46 and $0.50 per share, of which 100,000 shares were granted to non-employees at an exercise price of $0.50 per share. Each exercise price equaled the market price of the Company’s stock on the respective grant dates.

In October 2007, the Company cancelled options issued under this plan to purchase 834,233 shares of common stock at exercises prices ranging between $0.19 per share and $0.92 per share and replaced them with options to purchase an equivalent number of common shares at an exercise price of $0.09 per share, which equaled the market price of the Company’s stock on the grant date. The cancelled options had been issued to consultants and employees between July 2002 and January 2006 at prices that were less than the market price of the Company’s stock on the respective grant dates. For each of the replacement options, all terms other than the exercise price (e.g., vesting, expiration date, etc.) remained the same as in the respective original grants.

Index

During 2006 the Company granted options under this plan to purchase 627,500 shares at exercise prices ranging between $0.37 and $0.99 per share, of which, 100,000 options were granted at an exercise price that was less than the market price of the Company’s stock on the day of the grant. In December 2006, the Company repriced 5,443,381 options issued under this plan to officers and directors between July 2002 and January 2006 at prices ranging between $0.19 and $0.84 per share, which were less than the market price of the Company’s stock on the dates of grant. The exercise prices were amended to equal the market price of the Company’s stock on the respective grant dates and ranged between $0.23 and $0.99 per share. The weighted average original exercise price and the weighted average amended exercise price of the repriced options were $0.29 and $0.50 per share, respectively.

Non-Employee Director Option Plan

In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), which was amended and restated effective April 1, 2004. The Director Option Plan is administered by a Committee composed of the Chairman of the Company’s Board of Directors and such other employee members of the Board who may be selected by the Chairman. The timing of grants and exercise price of options granted under the Director Option Plan are at the discretion of the Committee. Vesting requirements and expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. Aggregate grants under the Director Option Plan are limited to 2,500,000 shares subject to adjustment for stock splits and similar events. As of December 31, 2007, options for 2,492,480 shares were outstanding and options for 2,520 shares were available for grant. The Company has reserved 2,495,000 shares of common stock for issuance under the Director Option Plan.

During 2007 the Company granted options under this plan to purchase 370,000 shares at an exercise price of $0.46 per share, which was equal to the market price of the Company’s stock on the date of the grant.

During 2006 the Company granted options under this plan to purchase 500,000 shares at an exercise price of $0.84 per share, which was less than the market price of the Company’s stock on the date of grant. In December 2006, the Company repriced 1,550,000 options issued under this plan between May 2003 and January 2006 at original exercise prices ranging between $0.45 and $0.84, which were less than the market price of the Company’s stock on the dates of grant. The exercise prices were amended to equal the market price of the Company’s stock on the respective grant dates and ranged between $0.98 and $0.99 per share. The weighted average original exercise price and the weighted average amended exercise price of the repriced options were $0.58 and $0.98 per share, respectively.

Non-Employee Director Supplemental Stock Option Plan

The Company has a Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan), that provides for options to purchase up to 500,000 shares of the Company’s common stock to be issued to the Directors of the Company. The exercise price of such options shall not be less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 2007 options for 420,400 shares were outstanding and options for 4,600 shares were available for grant. The Company has reserved 425,000 shares of common stock for issuance under the Director Supplemental Option Plan. During 2007, the Company granted options to purchase 320,000 shares at an exercise price of $0.46 per share, which was equal to the market price of the Company’s stock on the date of the grant. There were no grants made under this plan in 2006.

RBio Plans

The Company has outstanding options to purchase its common stock pursuant to certain RBio plans that were closed in conjunction with the merger between the Company and RBio on June 21, 2002. Pursuant to the merger the Company assumed RBio options to purchase an aggregate of 8,193,463 shares of the Company’s common stock, at a weighted average exercise price of $0.38 per share and with exercise prices ranging from $0.13 to $0.53 per share. All options assumed from RBio were fully vested upon the effective date of the merger. During 2007, options granted under RBio plans to purchase 280,450 shares of the Company’s stock expired. During 2006, options granted under RBio plans to purchase 219,960 shares of the Company’s stock were exercised at a price of $0.53 per share and options to purchase 41,243 shares of the Company’s stock expired. At December 31, 2007, options to purchase an aggregate of 6,219,317 shares remained outstanding and were fully exercisable.

Index

2006 and 2007 Financing Options

On October 15, 2007, the Company extended the expiration dates of options to purchase 18,774,838 shares of the Company’s common stock for cash at $0.37 per share and options to purchase 135,715 shares of the Company’s Series D Stock for cash at $42 per share (or 13,571,500 shares of common stock at $0.42 per share if exercised after mandatory conversion of the Series D Stock). The options were issued in connection with financing transactions in 2006 and 2007 (see descriptions above under headings “2006 Private Placement” and “Contingently Convertible Preferred Stock”), are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device, and were to expire, originally, at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007.  The amended options expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008. The change in the estimated fair value of the options as a result of the expiration date extension ($51) is recognized as a deemed dividend to stockholders for the purpose of determining net loss attributable to common stockholders. These options were not exercisable at December 31, 2007. The Company has reserved 18,774,838 shares of common stock and 135,715 shares of Series D Stock for issuance upon exercise of the options. Information related to these options is excluded from the tables below, given the financing nature of these instruments.

Other Non Plan Grants

In addition to the grants made pursuant to the forgoing financing and stock option plans, the Company has granted non-plan options.

In the fourth quarter of 2007, the Company granted its non-employee directors and certain of its employees and consultants options to purchase a total of 354,750 shares of the Series E Stock at an exercise price of $9 per share (or, if the options are exercised after mandatory conversion of the Series E Stock, 35,475,000 shares of the Company’s common stock at an exercise price of $0.09 per share, which was equal to or higher than the market price of the Company’s stock on the respective grant dates). See further description of Series E Stock preferences and rights under "Contingently Convertible Preferred Stock" heading above. Of these, options to purchase 2,250 shares of Series E Stock were fully vested at December 31, 2007. The remainder vest ratably over a period of four years from the date of grant. All of the options expire 10 years after the grant date.

Also in the fourth quarter of 2007, in connection with a consulting agreement, the Company granted a vendor an option to purchase 50,000 shares of common stock at an exercise price of $0.09 per share, which equaled the market value of the Company’s stock on the grant date. The option was exercisable upon issuance and expires on September 30, 2012.

In the first quarter of 2007, the Company granted its non-employee directors options to purchase 1,310,000 shares of common stock at an exercise price of $0.46 per share, which equaled the market price of the Company’s stock on the grant date. The options vest ratable over a period of four years from the date of grant and expire 10 years after the grant date.

As of December 31, 2007 all of the options granted in 2007 were outstanding and options to purchase 2,395,114 shares (including options to purchase 20,277 of Series E Stock, or 2,027,700 shares of common stock after mandatory conversion of the Series E Stock) were vested and exercisable. The Series E Stock is contingently convertible and was not convertible as of December 31, 2007. The Company has reserved 1,360,000 shares of common stock and 354,750 shares of Series E Preferred Stock for issuance upon exercise of these options.

Between 1994 and 1997, the Company had granted options to purchase 401,288 shares of common stock to certain non-employees. All of these options had expired at December 31, 2007.

All of these non-plan options are included in the table below.

Index

Option Activity

Option activity under the foregoing stock option plans and non-plan grants, excluding the financing options, as of December 31, 2007, and changes during the years ended December 31, 2007 and 2006 were as follows:

	Options Outstanding
	Number of Shares	Price Per Share	Weighted- Average Price Per Share
Balance at December 31, 2005	15,185,744	$0.08 – $13.00	$0.62
Options granted	1,127,500	$0.37 – $ 0.99	$0.78
Options canceled	(6,351)	$0.93 – $ 1.14	$1.01
Options exercised	(343,688)	$0.26 – $ 0.53	$0.43
Options expired	(247,777)	$0.53 – $13.00	$9.32
Balance at December 31, 2006	15,715,428	$0.08 – $ 7.75	$0.61
Options granted*	40,834,875	$0.09 – $ 0.50	$0.13
Options canceled	(836,153)	$0.19 – $ 0.93	$0.68
Options expired	(441,197)	$0.19 – $ 7.75	$2.99
Balance at December 31, 2007	55,272,953	$0.08 – $ 1.73	$0.24

(*)
Includes options to purchase 354,750 shares of Series E Stock (or 35,475,000 shares of common stock after mandatory conversion of the Series E Stock) at an exercise price of $9 per share of Series E Stock (or $0.09 per share of common stock). The Series E Stock is contingently convertible and was not convertible as of December 31, 2007.

During 2007, excluding the Series D financing options, the Company granted options to purchase 40,834,875 shares (including options to purchase 354,750 of Series E Stock with a weighted average fair value of $7 per share, or 35,475,000 shares of common with a weighted average fair value of $0.07 per share, after mandatory conversion of the Series E Stock) with a per share weighted average fair value of $0.10 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. The Series E Stock is contingently convertible and was not convertible as of December 31, 2007. During 2006, excluding the 2006 financing options, the Company granted 1,127,500 stock options with a per share weighted average fair value of $0.60 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3.

The following table summarizes information about options at December 31, 2007:

Options Outstanding*				Options Exercisable*
Total Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)	Total Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
55,272,953	$0.24	8.19	$0	17,679,349	$0.45	5.00	$0

(*)
Includes outstanding options to purchase 354,750 shares of Series E Stock (or 35,475,000 shares of common stock after mandatory conversion of the Series E Stock) at a weighted average exercise price $9 per share of Series E Stock (or $0.09 per share of common stock). Of these, options to purchase 20,277 shares of Series E Stock (or 2,027,700 shares of common stock) were exercisable at December 31, 2007. The Series E options have a weighted average remaining contractual life of 9.81 years. The Series E Stock is contingently convertible and was not convertible as of December 31, 2007.

Nonvested stock awards, as of December 31, 2007 and changes during the year ended December 31, 2007 were as follows:

	Nonvested*
	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2006	2,297,615	$0.62
Granted	40,834,875	0.10
Canceled	(836,153)	0.68
Vested	(4,702,733)	0.06
Balance at December 31, 2007	37,593,604	0.07

(*)
Includes options granted in 2007 to purchase 354,750 shares of Series E Stock (or 35,475,000 shares of common stock after mandatory conversion of the Series E Stock) at a weighted average grant date fair value of $7 per share of Series E Stock (or $0.07 per share of common stock). Of these, options to purchase 20,277 of Series E Stock (or 2,027,700 shares of common stock) vested during 2007. The Series E Stock is contingently convertible and was not convertible as of December 31, 2007.

Index

As of December 31, 2007, unrecognized share based compensation cost associated with non-vested employee and non-employee options approximated $3,858 and $20, respectively, which is expected to be recognized over weighted average periods of 3.69 and 3.37, respectively.

Warrants

On October 15, 2007, the Company issued warrants to purchase 20,209 shares of Series D Stock at $45 per share (or 2,020,900 shares of common stock at $0.45 per share if exercised after mandatory conversion of the Series D Stock) and warrants to purchase 2,301 shares of Series D Stock at $53 per share (or 230,100 shares of common stock at $0.53 per share if exercised after mandatory conversion of the Series D Stock). The warrants were issued to replace warrants to purchase 2,021,117 shares of common stock at $0.45 per share that expired on June 21, 2007 and warrants to purchase 229,983 shares of common stock at $0.53 per share that expired on August 29, 2007. The new warrants expire five years after the respective expiration dates of the original warrants. The estimated fair value of the warrant ($64) has been recognized as a deemed dividend to stockholders for the purpose of determining 2007 net loss attributable to common stockholders. The Company has reserved 22,510 shares of Series D Stock for the exercise of the warrants.

In connection with the Series D financing the Company issued to the investors warrants to purchase 40,714 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 4,071,400 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants were exercisable for Series D shares upon issuance and expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 common shares if the warrant is exercised after mandatory conversion of the Series D Stock into shares of the Company’s common stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for shares of the Company’s common stock). Using the Black Scholes model, the Company has estimated the fair value of the warrant to be approximately $69, which has been included in its 2007 results of operations. The warrants were exercisable for shares of Series D Stock upon issuance.

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

In connection with the July 2005 Financing, the Company issued to the purchasers warrants (the “2005 Warrants”) to purchase 3,502,797 shares of the Company’s common stock at an initial exercise price of $1.00, subject to adjustment. If within three years from the date of the closing of the July 2005 Financing, the Company issues shares of its common stock, or other securities or instruments convertible or exchangeable for shares of its common stock, at a net price per share less than $0.84, then the exercise price of the 2005 Warrants will be reduced in accordance with a formula defined in the Warrant Certificate. As a result of the 2006 Private Placement and the 2007 Series D financing, the exercise price of the 2005 Warrants has been adjusted to $0.78 per share. The 2005 Warrants are exercisable for a period of five years from the closing of the July 2005 Financing, which was July 14, 2005.

In connection with the private placement of its Series C Stock, the Company issued to placement agents warrants to purchase 200,000 shares of common stock, exercisable through September 23, 2009 at $0.4481 per share, which was the issuance price of the Series C Stock. The warrants issued to the placement agents were valued at $97 using the Black-Scholes valuation model.

In October 2003, as consideration for advisory services, the Company issued warrants to purchase 500,000 shares of common stock to a stockholder of the Company at an exercise price of $0.45 per share. The warrants expire on October 1, 2008 and are fully exercisable. The value of the warrants was estimated at $258 using the Black-Scholes method.

In March 2001, the Company issued 1,000,000 warrants for common stock to the stockholders of MetaContent, Inc. at an exercise price of $0.50 per share. In 2003, 230,000 of the warrants had been exercised and in March 2006, holders of the remaining 770,000 warrants converted their warrants to 375,967 shares of the Company’s common stock.

Index

As of December 31, 2007, warrants to purchase 16,357,648 shares of our common stock at a weighted average exercise price of $0.60 per share (including warrants to purchase 22,510 shares of Series D Stock, at a weighted average exercise price of $46 per share, or 2,251,000 shares of common stock, at a weighted average exercise price of $0.46 per share, after mandatory conversion of the Series D Stock) were outstanding and exercisable. The Series D Stock is contingently convertible and was not convertible as of December 31, 2007.

(15)  INCOME TAXES

The Company has differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

	Years Ended December 31,
	2007	2006
	(In thousands)
Current	$—	$—
Deferred	(3,035)	(4,007)
Valuation allowance	3,035	4,007
	$—	$—

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

	Years Ended December 31,
	2007	2006
	(In thousands)
Tax at statutory rate	$(3,596)	$(4,425)
State taxes	(498)	(609)
Permanent items	228	194
R&D tax credit and net operating loss carryforward expiration	635	286
Effective rate change	—	378
Difference between U.S. and Swiss rates	216	138
Other	(20)	31
Increase in valuation allowance	3,035	4,007
	$—	$—

The Company’s inception to date provision for income taxes was zero and includes similar items, on a cumulative basis, as the three-year amounts shown in the table above. Net loss related to the Company’s foreign operations approximated $1,185 and $743 for the years ended December 31, 2007 and 2006, respectively.

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$29,685	$26,692
Accrued expenses	570	440
Stock-based compensation	2,966	2,670
Property, plant and equipment	(10)	325
Intangible assets	23	23
R&D credit carryforward	341	390
	33,575	30,540
Valuation allowances	(33,575)	(30,540)
	$—	$—

The net operating loss carryforward as of December 31, 2007 and 2006 approximated $75.4 million and $67.4 million, respectively. The research and development tax credit as of December 31, 2007 and 2006 approximated $341 and $390, respectively. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and its subsidiaries, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

Index

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures.

We maintain “disclosure controls and procedures” within the meaning of Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Our disclosure controls and procedures include controls and procedures designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and no evaluation of controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) of the Exchange Act, prior to filing this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.

An evaluation was also performed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of any changes in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. That evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding effectiveness of our internal control over financial reporting pursuant to temporary rules of the SEC that permit us to provide only management’s report.

Index

Item 9B.  Other Information.

None.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2008 Annual Meeting of Shareholders to be filed with the SEC, which we refer to as the Proxy Statement.

Item 10.  Directors, Executive Officers and Corporate Governance.

Information concerning the directors, executive officers, code of ethics, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is incorporated herein by reference from the Company’s Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation.

Information concerning executive compensation and transactions is incorporated herein by reference from the Company’s Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans is incorporated herein by reference from the Company’s Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Information concerning certain relationships and related transactions and director independence is incorporated herein by reference from the Company’s Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services.

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement to be filed with the SEC.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of ReGen Biologics, Inc. and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated balance sheets — December 31, 2007 and 2006 (page 47)

Consolidated statements of operations — Years ended December 31, 2007, 2006, and the period from December 21, 1989 (inception) to December 31, 2007 (page 48 )

Consolidated statements of changes in stockholders’ equity (deficit) and Series A and Series C Redeemable Convertible Preferred Stock — Period from December 21, 1989 (inception) to December 31, 2007 (page 49)

Consolidated statements of cash flows — Years ended December 31, 2007, 2006, and the period from December 21, 1989 (inception) to December 31, 2007 (page 55)

Notes to consolidated financial statements — December 31, 2007 (pages 56 to 79)

(a)(2) All financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

Index

The following Exhibits are filed herewith and made a part hereof:

Number	Description

3.1	Amended and Restated Certificate of Incorporation (as amended)(1)

3.2	Second Amended and Restated By-Laws (as adopted on September 21, 2007)(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(22)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(4)

4.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(5)

4.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (6)

4.6*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective April 1, 2004(7)

4.7*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective April 1, 2004(7)

4.8*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(8)

4.9*	Form of Employee Incentive Stock Option Agreement for the Employee Stock Option Plan(1)

4.10*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement for the Employee Stock Option Plan(1)

4.11*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Stock Option Plan(1)

4.12*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Supplemental Stock Option Plan(1)

4.13*	Form of Nonqualified Employee or Consultant Stock Option Agreement(22)

4.14*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.15	Second Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of August 23, 2007(9)

4.16	Amended and Restated Registration Rights Agreement between the Company and the Investors listed therein(10)

4.17	Common Stock Registration Rights Agreement by and among the Company and the stockholders named therein, dated as of April 19, 2004(11)

4.18	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006 and December 1, 2006 (12)

4.19	Form of Subscription Agreement by and between ReGen Biologics, Inc. and the Investors named therein, dated as of March 2, March 30, and April 5 2007(13),(14)

4.20	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 14, 2005(15)

4.21	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of November 30 and December 1, 2006(12)

4.22	Form of Warrant Certificate by and between ReGen Biologics, Inc. and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007(13),(14)

4.23	Warrant Certificate by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

4.24	Form of Warrant to Purchase Common Stock by and between the Company and Individual named therein, dated October 1, 2003(22)

Index

Number	Description

4.25	Form of Placement Agent Warrant to Purchase Common Stock by and between ReGen Biologics, Inc., and Harris Nesbitt Gerard, Inc.(4)

4.26	Form of Placement Agent Warrant to Purchase Common Stock by and between ReGen Biologics, Inc., and Vail Securities Investment, Inc.(4)

4.27	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(22)

4.28	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(22)

4.29	Form of Option Agreement by and between the Company and the Individuals named therein dated as of November 30, and December 1, 2006(12)

4.30	Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of March 2, March 30, and April 5, 2007(13),(14)

10.1	Form of Indemnification Agreement(16)

10.2*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated March 23, 2004(17)

10.3*	Employment Agreement by and between Brion D. Umidi and the Company dated March 23, 2004(18)

10.4	License Agreement by and between the Company and Linvatec Corporation dated April 7, 2000(18)

10.5	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li dated August 24, 1995(18)

10.6*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(18)

10.7	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated November 30, 1998(19)

10.8	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated March 14, 2000(18)

10.9	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company dated February 20, 2001(18)

10.10	Letter Agreement by and between the Company and Sulzer Orthopedics AG, dated January 18, 2002(18)

10.11	Distributor Agreement by and between the Company and XMedica effective as of October 24, 2005(20)

10.12	Agreement by and between the Company and MedWork AG dated as of January 1, 2005(21)

10.13	Consulting Agreement by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

21.1	Subsidiaries of the Registrant(22)

23.1	Consent of Ernst & Young LLP(22)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated March 27, 2008(22)

31.2	Section 302 Certification from Brion Umidi, dated March 27, 2008(22)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated March 27, 2008(22)

32.2	Section 906 Certification from Brion Umidi, dated March 27, 2008(22)
__________

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 24, 2007 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

Index

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 19, 2007 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2004 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 24, 2007 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(22)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

(b) Exhibits.  The exhibits required by this Item are listed under Item 15(a)(3).

(c) Financial Statement Schedule.   All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2008.

REGEN BIOLOGICS, INC.

By:	/s/ Gerald E. Bisbee, Jr., Ph.D.
Gerald E. Bisbee, Jr., Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 2008 by the following persons on behalf of the Registrant in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Gerald E. Bisbee, Jr., PhD and Brion D. Umidi as his attorney-in-fact and agent, with full power of substitution and re-substitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Capacity
/s/ GERALD E. BISBEE, Jr., Ph.D.	Chief Executive Officer, President, Secretary, Director and Chairman of the Board (Principal Executive Officer)
Gerald E. Bisbee, Jr., Ph.D.

/s/ BRION D. UMIDI	Chief Financial Officer (Principal Financial and Accounting Officer)
Brion D. Umidi

/s/ ABHI ACHARYA, Ph.D.	Director
Abhi Acharya, Ph.D.

/s/ ALAN W. BALDWIN	Director
Alan W. Baldwin

/s/ ROBERT G. MCNEIL, Ph.D.	Director
Robert G. McNeil, Ph.D.

/s/ J. RICHARD STEADMAN, M.D.	Director
J. Richard Steadman, M.D.

/s/ WILLIAM R. TIMKEN	Director
William R. Timken