Form 10-Q
period 2008-03-31
REGEN BIOLOGICS INC
filed 2008-05-08
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-20805

ReGen Biologics, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2476415
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

411 Hackensack Avenue,
Hackensack, NJ	07601
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(201) 651-5140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock as of May 1, 2008 was 104,243,082.

REGEN BIOLOGICS, INC.

INDEX

Page No.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited), and the Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited) and the Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)	12
Notes to Condensed Consolidated Financial Statements (unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	30
Item 4. Controls and Procedures.	30
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.	31
Item 1A. Risk Factors.	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	31
Item 3. Defaults upon Senior Securities.	31
Item 4. Submission of Matters to a Vote of Security Holders.	31
Item 5. Other Information.	31
Item 6. Exhibits.	32
Signatures	35
Certification

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,542	$4,008
Short-term investments	—	100
Trade receivables, net of allowance for doubtful accounts of $0 and $3, as of March 31, 2008 and December 31, 2007, respectively	261	236
Inventory	279	311
Prepaid expenses and other current assets	274	336
Total current assets	3,356	4,991
Property and equipment, net	376	402
Other assets	107	109
Total assets	$3,839	$5,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$305	$220
Accounts payable to related party	2	4
Accrued expenses	412	352
Other current liabilities	43	79
Total current liabilities	762	655
Other liabilities	201	204
Long-term portion of capital leases	19	22
Long-term portion of notes payable to related party, including accrued interest of $2,222 and $2,122 as of March 31, 2008 and December 31, 2007, respectively	8,265	8,165
Total liabilities	9,247	9,046
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 2,483,116 shares at liquidation preference of $1,113 at March 31, 2008 and December 31, 2007	1,113	1,113
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,583,348 shares at liquidation preference of $2,950 as of March 31, 2008 and December 31, 2007	2,774	2,757
Stockholders’ equity (deficit):
Series D contingently convertible preferred stock, options and warrants; preferred stock, $.01 par value; 500,000 shares authorized; issued and outstanding 135,715 shares at liquidation preference of $5,700 as of March 31, 2008 and December 31, 2007	5,560	5,560
Series E contingently convertible preferred stock, $.01 par value; 500,000 shares authorized; issued and outstanding 3,750 shares at liquidation preference of $34 at March 31, 2008	58	—
Common stock, $.01 par value; 165,000,000 shares authorized; issued 104,243,082 shares at March 31, 2008, and 104,136,941 shares at December 31, 2007	1,044	1,042
Additional paid-in capital	81,829	81,440
Deficit accumulated during development stage	(97,786)	(95,456)
Total stockholders’ deficit	(9,295)	(7,414)
Total liabilities and stockholders’ deficit	$3,839	$5,502
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Period from December 21, 1989 (Inception) to
	2008	2007	March 31, 2008
Revenue:
Sales	$334	$169	$5,189
Royalties	9	12	335
Grant and other revenue	—	—	433
Total revenue	343	181	5,957
Expenses:
Costs of goods sold	143	92	5,028
Research and development	998	1,063	53,618
Business development, general and administrative	1,469	1,694	39,202
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Total expenses	2,610	2,849	97,906
Operating loss	(2,267)	(2,668)	(91,949)
Merger cost	—	—	(515)
Interest and other income	32	91	2,471
Rental income	—	—	2,547
Rent expense	—	—	(2,409)
Interest and other expense	(78)	(114)	(4,285)
License fees	—	—	2,050
Net loss	(2,313)	(2,691)	(92,090)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(17)	(193)	(5,696)
Deemed dividend to stockholders for issuance of warrants and extension of options	—	—	(115)
Net loss attributable to common stockholders	$(2,330)	$(2,884)	$(97,901)
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.03)	$(3.22)
Weighted average number of shares used for calculation of net loss per share	104,173,485	102,107,601	30,393,636
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable		Redeemable		Series A – F		Series B, Series D and Series E						Deficit
	Convertible Preferred		Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional	Deferred	Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990									1,400,000	$1	$44				$45
Issuance of common stock at $0.005 per share for cash in November 1991									700,000	—	3				3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	$1			—	—	681				682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650				3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—		$(2,476)		(2,476)
Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378		(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448		—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1		—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1		—		1
Net loss					—	—			—	—	—		(1,342)		(1,342)
Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828		(3,818)		3,012
Net loss					—	—			—	—	—		(1,463)		(1,463)
Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828		(5,281)		1,549
Net loss					—	—			—	—	—		(1,959)		(1,959)
Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)		$(410)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D and Series E Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (brought forward)					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101		—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43		—		43
Net loss					—	—			—	—	—		(1,931)		(1,931)
Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972		(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378		—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5		—		5
Net loss					—	—			—	—	—		(3,868)		(3,868)
Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355		(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108		—		108
Compensation expense associated with stock option modifications					—	—			—	—	56		—		56
Net loss					—	—			—	—	—		(3,815)		(3,815)
Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519		(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32		—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956		—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	$(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)
Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D and Series E Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)
Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D and Series E Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of common stock					—	—			301,930	1	104	—	—		105
Issuance of convertible preferred stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—	452	—			452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—	2,848	—			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)	—	—		—
Conversion of Subsidiary common stock into Company common stock and Series B Preferred Stock:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary common stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company common stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company common stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Series B Convertible Preferred Stock to Company common stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)
Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	664	—	—	—	664
Issuance of Series C Redeemable Convertible Preferred Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of common stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—	—	(4,292)	—	(4,292)
Issuance of common stock - warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,989)	—	(5,989)
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D and Series E Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock - warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of common stock - options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of common stock - common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to common stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to common stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,201)	—	(7,201)
Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to common stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to common stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of common stock - work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of common stock - options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of common stock and warrants - common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)
Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D and Series E Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2005 (brought forward)	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,183	—	—	—	1,183
Accretion of Series C Stock issuance cost	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Issuance of common stock - services rendered	—	—	—	—	—	—	—	—	40,000	—	18	—	—	—	18
Issuance of common stock - options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of common stock - conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Issuance of common stock and warrants - common stock offering	—	—	—	—	—	—	—	—	18,774,838	188	6,552	—	—	—	6,740
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)
Balance at December 31, 2006	13,260,025	5,942	11,046,637	4,512	—	—	—	—	88,647,645	887	73,349	—	(84,834)	—	(10,598)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,262	—	—	—	1,262
Accretion of Series C Stock issuance cost	—	—	—	245	—	—	—	—	—	—	—	—	(245)	—	(245)
Valuation of issuance of warrants and extension of options	—	—	—	—	—	—	—	—	—	—	115	—	—	—	115
Deemed dividend to stockholders for issuance of warrants and extension of options	—	—	—	—	—	—	—	—	—	—	(115)	—	—	—	(115)
Conversion of Series A Preferred Stock	(10,776,909)	(4,829)	—	—	—	—	—	—	10,776,909	108	4,721	—	—	—	4,829
Conversion of Series C Preferred Stock	—	—	(4,463,289)	(2,000)	—	—	—	—	4,463,289	45	1,955	—	—	—	2,000
Issuance of Series D Preferred Stock and preferred stock options and warrants, net of issuance costs	—	—	—	—	—	—	135,715	5,560	—	—	69	—	—	—	5,629
Issuance of common stock - work completed	—	—	—	—	—	—	—	—	188,572	2	84	—	—	—	86
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,377)	—	(10,377)
Balance at December 31, 2007	2,483,116	$1,113	6,583,348	$2,757	—	$—	135,715	$5,560	104,076,415	$1,042	$81,440	$—	$(95,456)	$—	$(7,414)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to March 31, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D and Series E Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2007 (brought forward)	2,483,116	$1,113	6,583,348	$2,757	—	$—	135,715	$5,560	104,076,415	$1,042	$81,440	$—	$(95,456)	$—	$(7,414)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	391	—	—	—	391
Accretion of Series C Stock issuance cost	—	—	—	17	—	—	—	—	—	—	—	—	(17)	—	(17)
Issuance of common stock - work completed	—	—	—	—	—	—	—	—	166,667	2	(2)	—	—	—	—
Issuance of Series E Preferred Stock - work completed	—	—	—	—	—	—	3,750	58	—	—	—	—	—	—	58
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,313)	—	(2,313)
Balance at March 31, 2008	2,483,116	$1,113	6,583,348	$2,774	—	$—	139,465	$5,618	104,243,082	$1,044	$81,829	$—	$(97, 786)	$—	$(9,295)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)
	Three Months Ended March 31,		Period from December 21, 1989 (Inception) to
	2008	2007	March 31, 2008
Operating Activities
Net loss	$(2,313)	$(2,691)	$(92,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	435	336	10,907
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	26	18	2,400
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Exchange (gain) loss	(60)	17	15
Changes in operating assets and liabilities:
Other current assets and receivables	51	50	(446)
Inventory	32	(41)	(279)
Other assets	2	10	(57)
Accounts payable and accrued expenses	243	6	2,823
Other liabilities	(39)	(24)	86
Net cash used in operating activities	(1,623)	(2,319)	(75,074)
Investing Activities
Purchases of property and equipment	—	(8)	(2,480)
Changes in investments	100	(250)	2,945
Net cash provided by (used in ) investing activities	100	(258)	465
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock and preferred stock options and warrants, net of issuance costs paid in cash	—	4,918	39,781
Proceeds from issuance of common stock and warrants	—	—	28,487
Repayment of capital lease obligations	(3)	(3)	(166)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)
Net cash (used in) provided by financing activities	(3)	4,915	77,161
Effect of exchange rate changes on cash	60	(17)	(11)
Net (decrease) increase in cash and cash equivalents	(1,466)	2,321	2,541
Cash and cash equivalents at beginning of period	4,008	7,268	1
Cash and cash equivalents at end of period	$2,542	$9,589	$2,542
Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	—	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Warrants associated with consulting services	—	69	69
Conversion of Series A Preferred Stock	—	4,829	5,742
Issuance of common stock-conversion of warrants	—	—	14
Conversion of Series C Preferred Stock	—	2,000	7,018
Issuance of common stock for services rendered	—	29	197
Issuance of Series E Preferred Stock for services rendered	58	—	58
Cash disclosure:
Cash paid for interest	2	1	335
____________

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

The consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods presented.

To date, sales of the Company’s products have been limited. ReGen® will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. Accordingly, the Company is still considered a development stage enterprise. Management believes that ReGen would emerge from the development stage when (a) the Company obtains either FDA clearance of the Collagen Scaffold device or premarket approval for the CMI® collagen meniscus implant (“CMI”), and either product is available for sale in the U.S. and (b) the Company begins to earn significant revenue from its principal operations.

ReGen currently operates an orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. As discussed below, neither the Collagen Scaffold device nor the CMI, available for sale in certain markets outside the U.S. as the Menaflex™ collagen meniscus implant (“Menaflex”) is available for sale in the U.S. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.

For further information, refer to the consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2007.

Risks and Going Concern Uncertainties

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. Although Menaflex is marketed for sale and distributed in certain markets outside the U.S., it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval.

In December 2005 the Company submitted a 510(k) premarket notification to the U.S. Food and Drug Administration (the “FDA”) for the ReGen Collagen Scaffold for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue. During the third quarter of 2006, the FDA provided the Company with a letter indicating the FDA’s initial determination that the device is not substantially equivalent or NSE to existing class II devices already in receipt of FDA clearance. The Company appealed the FDA’s NSE decision. Subsequently, the FDA provided a letter upholding the NSE decision and indicating that the Company may submit a new 510(k) for clearance of its Collagen Scaffold device with modified indications for use in the meniscus, as suggested by the Company, and supported by appropriate clinical data.

Index

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

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process continues to take longer than expected or the Collagen Scaffold device is not cleared, it will substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k), the Company still has the option of completing its submission to the FDA of the premarket approval application, or PMA for the CMI, although the Company does not foresee pursuing completion of the PMA at this time. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including for example establishing distribution channels and identifying third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Company’s products. While the Company is actively working to address these issues, there is no guarantee that the Company will be able to effectively address these challenges in any given time frame.

As discussed in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2007, all of the Company’s long-term debt (balance of $8,265 at March 31, 2008) becomes due and payable on December 31, 2009, and the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preferences of $1,113 and $2,950, respectively) become redeemable at the option of not less than a majority of the holders in June 2009 and September 2010, respectively.

The Company will need to pursue additional financing in order to support ongoing operations, including meeting its future debt service requirements, at least until the date it receives either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In the first quarter of 2008, the Company incurred a net loss of $2,313 and used $1,623 of cash in operating activities. Beginning in the fourth quarter of 2007, the Company implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and capital expenditures. At March 31, 2008, the Company had cash of $2,542 and net working capital of $2,594. Based upon current cash balances and planned spending rates for 2008, management believes that the Company has adequate cash on hand to support ongoing operations through at least June 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business.  The timing of the 510(k) appeal process is subject to inherent uncertainty. Management anticipates that additional cash will be required to support operations beyond June 2008. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2008 to support operations. At this time we have received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Index

Adoption of New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP No. 157-2, was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. A discussion of SFAS 157 follows.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

There were no gains or losses for the period ended March 31, 2008 included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Adoption of the provisions of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on its consolidated financial statements.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $1,160 and $1,245, in a money market account and $1,064 and $902 in a sweep account as of March 31, 2008 and December 31, 2007, respectively. The Company also held cash equivalents in commercial paper of $0 and $955 at March 31, 2008 and December 31, 2007, respectively, and in federal agency mortgage-backed securities of $0 and $495, at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, respectively, the Company held cash of $178 and $308 in a foreign account.

All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At December 31, 2007, the Company had invested $100 in commercial paper. The Company did not have any material realized or unrealized gains or losses at March 31, 2008 or December 31, 2007.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $0 and $3 at March 31, 2008 and December 31, 2007, respectively.

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

Index

Inventory consists of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Raw material	$22	$24
Work in process	79	37
Finished goods	178	250
	$279	$311

The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes may not be adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Accrued professional fees	$233	$238
Accrued wages and vacation	133	89
Accrued printing cost	18	15
Other accrued cost	28	10
	$412	$352

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s has cash accounts denominated in Swiss francs (CHF), euros and USD and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction (gains) or losses included in the consolidated results of operations for the three months ended March 31, 2008 and 2007 approximated $(24) and $17, respectively.

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

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest, generally on a straight-line basis over the requisite service period of the award, usually the option vesting term of four years. For grant awards with graded vesting, the Company recognizes the estimated expense on an accelerated basis.

Index

The Company uses the Black-Scholes model to estimate grant date fair value. For expected volatility, the Company uses its historical realized volatility, calculated using historical stock prices of the Company since June 2002. To estimate the expected term of options awarded after January 1, 2006, the Company uses the “short cut” approach described in SAB 107, usually seven years, given the customary contractual term of 10 years and vesting period of four years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For options issued in our Series E Stock, we value these options based upon the equivalent fair value of options in common stock into which our Series E Stock is contingently convertible. We believe the fair value of our Series E Stock is equivalent to the fair value of our common stock on an as converted basis.

During the three months ended March 31, 2008, the Company did not grant any options.  During the three months ended March 31, 2007, the Company granted options to employees, officers and directors to purchase an aggregate of 4,375,642 shares of the Company’s common stock, with a per share weighted average fair value of $0.33. Also during the three months ended March 31, 2007 the Company granted options to non-employee consultants to purchase 100,000 shares of the Company’s common stock with a per share fair value of $0.36 at the measurement date. Amortization of compensation costs recognized for the three months ended March 31, 2008 and 2007, for grants awarded to employees and directors approximated $373 and $292, respectively. Amortization of compensation costs recognized for the three months ended March 31, 2008 and 2007 for grants awarded to non-employee consultants approximated $3 and $14, respectively.

In March 2008, for services rendered during 2008, the Company issued to a vendor 3,750 shares of Series E Stock. Related to this issuance the Company included the estimated fair value of $58 in its results of operations for the first quarter of 2008. In connection with services rendered during 2007, the Company issued to a vendor 166,667 shares of restricted common stock in February 2008. Related to this issuance, the Company included the estimated fair value of $15 in its 2007 results of operations.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 common shares if the warrant is exercised after mandatory conversion of the Series D Stock into shares of the Company’s common stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for shares of the Company’s common stock). Using the Black-Scholes model, the Company has estimated the fair value of the warrant to be approximately $69, which has been included as an expense in its 2007 results of operations. The warrants were exercisable for shares of Series D Stock upon issuance.

(2) COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a defendant in lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.

In January 2008, the Company committed to salary and benefit continuation payments through July 31, 2008 for its remaining U.S. non-officer employees, in the event that the Company terminates employment without cause (with “cause” defined as a material violation of Company policy as outlined in the Company’s employee handbook). The aggregate estimated cost for the salaries and benefits for January 1, 2008 through July 31, 2008 approximates $540. In addition the Company has committed to pay each U.S. non-officer employee a retention bonus equal to 15% of their respective annualized salaries, provided the employee remains actively employed through July 31, 2008. The retention bonus is forfeited if the employee resigns or employment is terminated for cause before July 31, 2008. However, if employment is terminated without cause before July 31, 2008, then the Company is obligated to pay the retention bonus. Aggregate retention bonuses under this program approximate $111, which the Company expects to pay in August 2008. The Company accrued $51 at March 31, 2008 related to the retention bonus.

In March, ReGen’s Board authorized management to establish an escrow account to provide for payment of (i) the foregoing salary and benefit continuation payments and retention bonuses to non-executive employees and (ii) for six months salary and benefit continuation for three of the Company’s executive officers (approximating $292). The executive salaries and benefits would be continued in the event employment is terminated without cause (with “cause” defined as a material violation of Company policy as outlined in the Company’s employee handbook) or upon the insolvency of the Company.  To date, the escrow account has not been established.

Index

In the fourth quarter of 2007 the Company responded to inquiries from the IRS and the state of California pertaining to options granted where the market price of the Company’s stock was higher than the exercise price of the options. In February 2008, the Company received follow-up inquiries from the IRS, to which it is in the process of responding.

On November 16, 2006, following our announcement that our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, we received a letter from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting that the Company preserve all documents concerning its granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. At this time, while we intend to cooperate with the SEC inquiry, we cannot predict what consequences the SEC inquiry will have on the Company. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry.

The Company’s operations are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, enforcement actions, injunctions, criminal prosecution, or other actions.

(3) CONCENTRATIONS OF RISK

The Company currently markets and sells two products. Our primary product, Menaflex (also know as the CMI), is a type I collagen implant designed to facilitate growth of new tissue to reinforce the existing meniscus tissue remaining after a partial meniscectomy procedure in the human knee. We also sell the SharpShooter Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implantation of the Company’s collagen matrix products, as well as to perform other similar arthroscopic meniscal repair procedures.

Our products are marketed in the Europe Union (the “EU”), Switzerland, Turkey, and the Republic of South Africa, through ReGen AG. Currently, the Company has distributorship agreements with independent orthopedic device marketing organizations for the distribution of our products in Italy, Spain, Andorra, Poland, Turkey, the Republic of South Africa and the United Kingdom (the “U.K.”). SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers.

Index

Concentrations of receivables and revenue by geographic location as of and for the three month periods ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Receivables:
U.S. (Linvatec)	10%	28%
Switzerland (various)	3%	2%
Spain (Hoscenter, Polymedic)	12%	37%
Italy (Xmedica)	13%	3%
Germany (various)	48%	27%
Belgium (various)	0%	3%
South Africa (Grucox)	2%	0%
Poland (Biocare)	3%	0%
Austria (various)	6%	0%
U.K. (Hospital Innovations)	3%	0%
Sales revenue:
U.S. (Linvatec)	5%	46%
Switzerland (various)	6%	3%
Spain (Hoscenter, Polymedic)	9%	0%
Italy (Xmedica)	9%	23%
Germany (various)	56%	28%
Belgium (various)	0%	0%
South Africa (Grucox)	2%	0%
Poland (Biocare)	3%	0%
Austria (various)	7%	0%
U.K. (Hospital Innovations)	3%	0%
Royalties:
U.S. (Linvatec)	100%	100%

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships. In the first quarter of 2008, the Company initiated a transition to a new vendor for assembly of a component of its SharpShooter product, which has resulted in a shortage of supply for this component. Management expects the supply shortage to continue until the transition is complete and the component meets the Company’s specifications.

At March 31, 2008 and December 31, 2007, 7% and 1%, respectively, of the Company’s cash and cash equivalents balance was held in foreign currencies and 13% and 16%, respectively, of current liabilities related to unsettled obligations denominated in foreign currencies. For the three month periods ended March 31, 2008 and 2007, 19% and 18%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies.

(4) RELATED PARTY TRANSACTIONS

Amounts due to related parties, $2 and $4, at March 31, 2008 and December 31, 2007, respectively, represent royalty payments due to an individual who is a shareholder and director.

The Company’s statements of operations include $2 and $7 for the three months ended March 31, 2008 and 2007, respectively, representing royalties to an individual who is a shareholder and director of the Company. The Company’s statement of operations for the three months ended March 31, 2007, also includes $4 representing reimbursable expenses due to a clinic owned by the same individual. The Company’s statement of operations for the three months ended March 31, 2008, also includes $9 recognized in other income for website design services provided to an affiliate of the Company’s CEO and $6 for a contribution to a private foundation affiliated with the Company’s CEO.

Index

(5) STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of March 31, 2008, the Company has 165,000,000 authorized shares of common stock, of which 104,243,082 shares of common stock were outstanding. Also at March 31, 2008, the Company had reserved 9,066,464 shares of common stock for conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A Stock”) and Series C Redeemable Convertible Preferred Stock (“Series C Stock”), 48,433,344 shares of common stock for the exercise of outstanding stock options and warrants and 500,000 shares for issuance to vendors for services to be rendered.

As of March 31, 2008, the Company has 500,000 shares of authorized Series D Convertible Preferred Stock (“Series D Stock”), of which 135,715 shares were issued and 200,939 shares were reserved for exercise of options and warrants. Each share of Series D Stock is mandatorily convertible into 100 shares of common stock upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion. The Series D Stock is contingently convertible and was not convertible at March 31, 2008.

As of March 31, 2008, the Company has 500,000 shares of authorized Series E Preferred Stock (“Series E Stock”), of which 3,750 shares were issued, 354,750 shares were reserved for exercise of options, and 11,250 shares were reserved for issuance to vendors for services to be rendered. Each share of Series E Stock is mandatorily convertible into 100 shares of common upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion. The Series E Stock is contingently convertible and was not convertible at March 31, 2008.

Redeemable Convertible Preferred Stock

During the first quarter of 2008 there were no conversions of Preferred Stock.  During the first quarter of 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C Stock conversions, $173 of unamortized issuance cost associated with the Series C Stock was recognized in the three months ended March 31, 2007 as deemed dividends to preferred stockholders for purposes of determining net loss attributable to common stockholders.

Contingently Convertible Preferred Stock

On March 2, 2007, March 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D Stock, resulting in aggregate proceeds net of issuance costs approximating $5,600 (the “Series D financing”). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of shares of common stock available to effect the conversion, in both situations after taking into account all other shares of common stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or the exercise of any options or warrants authorized by the Company. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D Stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event. The aggregate fair value of the contingent beneficial conversion feature on the dates of issue was approximately $1,480.

Index

In connection with the Series D financing the Company issued to the investors warrants to purchase 40,714 shares of the Company’s Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 4,071,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D financing, the Company issued to the investors options to purchase up to 135,715 shares of Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 13,571,500 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and initially expired at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. In October 2007, the Company extended the expiration date of the options to the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008.

As of March 31, 2008 and December 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 shares of common stock if the warrant is exercised after mandatory conversion of the Series D Stock into shares of Company common stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for shares of Company common stock). Using the Black-Scholes model, the Company has estimated the fair value of the warrant to be approximately $69, which has been included as an expense in its 2007 results of operations.

On October 18, 2007, the Company’s Board of Directors authorized the filing of a Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (the “Certificate”) with the Secretary of State of the State of Delaware to designate and establish 500,000 shares of Series E Convertible Preferred Stock, par value $0.01 per share (“Series E Stock”). The Certificate was filed on October 19, 2007 and was effective upon filing. The Certificate provides, among other things, that each share of Series E Stock is mandatorily convertible into 100 shares of common stock of the Company immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of shares of common stock available to effect the conversion, in both situations after taking into account all other shares of common stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. The holders of Series E Stock each have one vote for each full share of common stock into which the shares of Series E Stock are convertible on the record date for the vote. Holders of the Series E Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series E Stock are entitled to receive a liquidation preference of $9 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series E Stock.

At the 2007 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten, one-for-twelve, one-for-fourteen or one-for-sixteen reverse stock split, subject to the discretion of the Company’s Board of Directors. The Board did not effect a reverse stock split within the approved six-month timeframe and the Board was not obligated to effect a reverse stock split. Neither the Series D Stock nor the Series E Stock was convertible at March 31, 2008.

Index

(6) SUBSEQUENT EVENTS

On April 5, 2008 the Company granted its non-employee directors, its employees, and certain consultants options to purchase a total of 116,550 shares of Series E Stock at an exercise price of $16 per share (or 11,655,000 shares of common stock at $0.16 per share, which equaled the market price of the Company’s stock on the grant date, if exercised after mandatory conversion of the Series E Stock). For one of the grants, to a consultant for 2,000 shares of Series E Stock (200,000 shares of common stock if exercised after mandatory conversion of the Series E Stock), 500 shares of Series E Stock (50,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) were immediately vested at the grant date; the remainder vest quarterly, subject to continued service during each such quarter, on June 30, September 30, and December 31, 2008. Options to purchase 15,200 shares of Series E Stock (1,520,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) vest ratably over four years from the grant date. Options to purchase 99,350 shares of Series E Stock (9,935,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) vest ratably over four years beginning upon FDA clearance of the Collagen Scaffold device. Upon grant of the options, the Company reserved 116,550 shares of Series E Stock for issuance upon exercise of the options.

Also on April 5, 2008, the Company granted a consultant an option to purchase 100,000 shares of common stock at an exercise price of $0.16 per share, which equaled the market price of the Company’s stock on the grant date. One-half of the shares were immediately vested at the grant date and the remainder would vest upon FDA clearance of the Collagen Scaffold device, provided such clearance is received in 2008.

All of the foregoing grants were made outside of the Company’s stock option plans. The Company will estimate the fair value of the options using the Black-Scholes model with inputs similar to those disclosed in Note (1) under the heading, Stock-Based Compensation. Upon grant, the Company reserved 116,550 shares of Series E Stock and 100,000 shares of common stock for issuance upon exercise of the options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per unit and share data).

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2007. This section of the Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Business

We are a development stage orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. Our proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. Some of these applications are marketable currently while others are in various stages of development. The Company’s first approved product using its collagen matrix technology is the Menaflex™ collagen meniscus implant device (also known as the CMI®), which is marketed for sale in the EU, Switzerland, Turkey, and the Republic of South Africa, through ReGen AG.

We have submitted a 510(k) premarket notification to the FDA for market clearance in the U.S. of the Collagen Scaffold device, which includes an application for the reinforcement and repair of meniscus defects. The 510(k) filing is necessary to obtain clearance to market the Collagen Scaffold as a medical device in the United States. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The FDA has cleared for marketing, via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the Collagen Scaffold and that are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared by the FDA as class II devices. We believe that it is appropriate for the FDA to regulate the Collagen Scaffold as a class II device subject to the 510(k) pre-market notification process.

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

In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the Collagen Scaffold. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 we responded to the FDA’s request and in the third quarter of 2007 we received an NSE letter from the FDA regarding the revised 510(k) submission. The Company is pursuing appeal of the NSE decision through FDA administrative channels. If the revised 510(k) is unsuccessful, the Company intends to work diligently to pursue all alternatives available to it which would result in a class II designation for the Collagen Scaffold. We will continue to evaluate all levels of spending throughout the organization to support our ability to operate as long as possible, but it is likely that we will require additional financing before our appeal efforts are completed. There is no assurance that we will be able to raise such additional financing.

Prior to the filing of a 510(k) premarket notification for the Collagen Scaffold, which includes a meniscus application, we were pursuing premarket approval for the CMI in the U.S. The CMI has been the subject of a controlled, randomized, pivotal multicenter clinical trial, or MCT, and it is the subject of a modular premarket approval application, or PMA. Our current regulatory priority is to obtain FDA clearance for the Collagen Scaffold as a class II device through the 510(k) process. If we are not successful in gaining clearance for the Collagen Scaffold through the 510(k) process, we still have the option of completing our submission of the PMA for the CMI, although we do not foresee pursuing completion of the PMA at this time. We intend to continue to follow patients in the MCT, which will provide valuable scientific data on long-term patient outcomes in the meniscus.  If FDA clearance is obtained, we may make the Collagen Scaffold available in a flat sheet configuration, as well as in a semi-lunar shape designed for use in the meniscus, and potentially other configurations specifically designed to facilitate the reinforcement and repair of soft tissue in various sites within the body. There can be no assurance as to the outcome of our overall efforts to obtain either the FDA’s clearance of the Collagen Scaffold or, if we choose to pursue it, PMA approval of the CMI for sale in the U.S.

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

To date, sales of our products have been limited. Although Menaflex is marketed for sale and distributed in certain markets outside the U.S., currently it is not cleared for sale or marketed in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for premarketing approval by the FDA. ReGen has exclusive worldwide rights to market Menaflex subject to relevant regulatory clearance in each market. In 2005 we created a wholly-owned subsidiary, ReGen AG to conduct our distribution activities outside the U.S. through local market distributors and a limited number of employees to be hired by the Company or ReGen AG. Currently, we have distributorship agreements with independent orthopedic device marketing organizations for distribution of our products in the U.K., Italy, Spain, Andorra, Poland, Turkey, and the Republic of South Africa. During 2008 our international priorities are growing sales of our products in current markets and evaluating distribution opportunities for our products in select new markets.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, when we value work in process inventory we use estimates to determine, among other factors, the number of units that will be successfully converted to finished goods. This and other estimates we make are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgments to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, foreign exchange, litigation, legislation and regulation. These and other risks and uncertainties are discussed in the section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. All of these could significantly and adversely affect our business, prospects, financial condition or results of operations.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2008, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007, including our adoption effective January 1, 2008, of SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which did not have a material effect on our consolidated financial statements. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

INCOME TAXES. We provide for income taxes in accordance with the asset and liability method, prescribed by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. At December 31, 2007 the Company had a net operating loss carryforward of approximately $75,400 and a research and development tax credit carryforward of approximately $341. These carryforwards began to expire in 2005 and 2006, respectively. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and its subsidiaries, and the effect of the reverse merger and recapitalization completed on June 21, 2002. A valuation allowance is required when it is more likely than not that a deferred tax asset will not be realized. As a result of evaluating all positive and negative evidence, we have established a full valuation allowance for the Company’s net deferred tax assets.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2004 to 2007. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At March 31, 2008, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three month periods ended March 31, 2008 and 2007, the Company did not have any income tax related interest or penalties.

Index

STOCK-BASED COMPENSATION EXPENSE: We account for stock based compensation in accordance with the fair value recognition provisions of SFAS No. 123R, Share Based Payment. Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest, generally on a straight-line basis over the requisite service period of the award.

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

We estimate fair value using the Black-Scholes model and the resulting values depend upon the assumptions we input into the model, including the risk-free interest rate, dividend yield, expected lives and expected volatility. We estimate the foregoing factors at the respective measurement dates of the grants. Upon examination of our historical pattern of option exercises in an effort to identify a discernable pattern, we concluded that there was not sufficient data on which to base an estimate of expected term. Consequently we decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in the first quarters of 2007 is estimated to be seven years (there were no new grants in the first quarter of 2008). The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For grants made after the Company’s merger with RBio, we estimate volatility using historical weekly closing prices of our stock since the merger through the closest date before the respective grant date.

For options issued in our Series E Stock, we value these options based upon the equivalent fair value of options in common stock into which our Series E Stock is contingently convertible. We believe the fair value of our Series E Stock is equivalent to the fair value of our common stock on an as converted basis.

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

INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At both March 31, 2008 and December 31, 2007, 1% of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

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

Index

Certain components of inventory have limited shelf lives. Our inventory control policies include procedures to identify, evaluate, segregate and dispose of any nonconforming inventory, including materials or components that have passed specified expiration dates. Nonconforming inventory may be either scrapped for immediate disposal, used for demonstration or training, or used in research and development.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

REVENUE. Total revenue for the first quarter of 2008 increased by $162 (90%) over the same period in 2007. The Company’s revenue from sales of our products approximated $334 for the three months ended March 31, 2008, compared with $169 for the same period in 2007. The approximate net increase of $165 or 98% resulted from increased Menaflex sales partially offset by a decrease in SharpShooter sales. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue decreased approximately $3 (25%) for the three months ended March 31, 2008 compared with the same period in 2007. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Title of product passes to our customers FOB origin and our customers do not have a right to return the product other than for product defect issues.

For the three months ended March 31, 2008, Menaflex sales approximated $307, compared to approximately $73 for the same period in 2007, an increase of approximately 320%. Selling prices for the Menaflex ranged from $1,050 to $2,600 per unit. Menaflex sales approximated 92% of total sales for the period ended March 31, 2008 compared with approximately 43% for the same period ended 2007. In the first quarter of 2008 we sold 193 Menaflex units at an average selling price of $1,566 each compared with 60 units sold in the first quarter of 2007 at an average selling price of $1,220 each. Contributing to the increased revenue from Menaflex sales were increased sales in Germany, which represented approximately 56% of Menaflex sales revenue in the first quarter of 2008, compared with approximately 28% for the first quarter of 2007. Germany is a direct sales market where we receive a higher average sales price per unit than for sales we make to distributors. Recent increases in Menaflex sales may not be indicative of a future trend.

SharpShooter sales in the three months ended March 31, 2008, approximated $26, compared with approximately $96 for the same period in 2007, representing a decrease of approximately $70 (73%). Sales of SharpShooter to Linvatec accounted for approximately 64% and 81% of total SharpShooter sales for the three months ended March 31, 2008 and 2007, respectively. For the first quarter of 2008 compared with the first quarter of 2007, sales to Linvatec decreased by approximately $60 (78%) while SharpShooter sales to ReGen AG customers decreased $9 (49%). In the first quarter of 2008, the Company initiated a transition to a new vendor for assembly of a component of its SharpShooter product, which has resulted in a shortage of supply for this component. Management expects the supply shortage to continue until the transition is complete and the component meets the Company’s specifications.

COST OF GOODS SOLD. For the three months ended March 31, 2008, cost of goods sold approximated $143 compared with approximately $92 for the same period in 2007, representing an increase of approximately $51 (55%). The increase primarily relates to a higher volume of Menaflex sales at a higher average cost per unit. Menaflex cost of goods sold for the first quarter of 2008 approximated $122 compared with approximately $21 for the first quarter of 2007, an increase of approximately $101 (481%). The average per unit cost of Menaflex units sold in the first quarter of 2008 approximated $631 compared with approximately $349 for the first quarter of 2007. The higher average per unit cost in 2008 is due to varying production volumes and manufacturing costs in the respective periods when the units were produced. At March 31, 2008 and 2007 all Menaflex units in inventory, as well as the Menaflex units sold during the first quarter of 2008 and 2007, were valued at cost, which was lower than market.

For the three months ended March 31, 2008, approximately $19 of cost of goods sold related to SharpShooter units sold compared with approximately $67 for the same period in 2007, representing a decrease of approximately $48 (72%). The decrease is related to the lower volume of SharpShooter sales in the first quarter of 2008.

Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first three months of 2008 may not be indicative of a future trend.

Index

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2008 approximated $998, compared with approximately $1,063, for the same period in 2007. Significant factors contributing to the net decrease of $65 (6%) for the comparative three month periods include: (i) approximately $45 decrease in compensation expense resulting from staff reductions; (ii) approximately $65 decrease in production costs associated with research projects; partially offset by (iii) approximately $45 increase in non-cash compensation expense related to stock options granted to employees and non employees, .

Our research and development spending is primarily for clinical and regulatory activities and maintenance of patents and other intellectual property. During 2007, our research and development was focused largely on the conduct of our CMI MCT and related activities in the U.S. However, we also made substantial progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. Our first sales of the lateral configuration occurred in the first quarter of 2007.

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

We believe that our proprietary collagen matrix technology has the potential to be used for the treatment of various injuries and degeneration of other tissue structures, as well as use as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. We plan to continue to use outside resources for product research. We may, in the future, hire additional research and development employees. However, resource limitations have significantly curtailed our ability to conduct research and development in 2008 and we expect those activities will continue to be limited or further impaired if we are not successful in obtaining sufficient additional financing. See “Liquidity and Capital Resources.”

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three months ended March 31, 2008 approximated $1,469, compared with approximately $1,694 for the same period in 2007. Significant factors contributing to the approximately $225 (13%) decrease for the comparative three month periods include: (i) approximately $227 decrease in costs associated with our worldwide marketing and distribution initiatives, including consulting, advertising and promotion; (ii) approximately $51 decrease in general and administrative costs such as printing and travel as a result of controls over discretionary costs; partially offset by (iii) approximately $53 increase in non-cash compensation expense related to stock options granted to employees and non employees. We expect to continue controls over discretionary costs to conserve current cash.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income and interest and other expense. Interest and other income approximated $32 and $91 for the three months ended March 31, 2008 and March 31, 2007, respectively, a decrease of approximately $59 (65%), primarily related to lower cash and cash equivalent balances during the first quarter of 2008 compared to 2007. For the periods ended March 31, 2008 and 2007 interest and other expense included foreign currency transaction gains approximating $24 and losses approximating $17, respectively. Interest expense approximated $102 for the three months ended March 31, 2008 compared with approximately $97 for the same period in 2007. Increased interest expense is due to higher interest rates and compounding of interest on long-term notes payable to a related party.

Liquidity and Capital Resources

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. During the first quarter of 2007, the Company held investments in commercial paper and federal agency mortgage-backed securities. All investments were commercial paper and federal agency mortgage-backed securities classified as held to maturity, and, accordingly, were carried at amortized cost, which approximates fair value. At March 31, 2008 approximately 7% of our cash and cash equivalents balance is held in foreign currencies. The effect on our 2008 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Index

Cash and cash equivalents and investments approximated $2,542 as of March 31, 2008 compared with approximately $4,108 as of December 31, 2007. The net decrease in cash and cash equivalents and investments is a result of cash used for operations, for equipment purchases, and for repayment of capital lease obligations.

Cash flows

The following table sets forth our sources and uses of cash for the quarters ended March 31, 2008 and 2007.

	March 31,
	2008	2007
	(In thousands)
Net cash used in operations	$(1,623)	$(2,319)
Net cash provided by (used in) investing activities	100	(258)
Net cash (used in) provided by financing activities	(3)	4,915
Effect of exchange rate changes on cash	60	(17)
Net (decrease) increase in cash and cash equivalents	$(1,466)	$2,321

Cash used in operating activities during the three months ended March 31, 2008 approximated $1,623, which resulted from the net loss of $2,313, adjusted to account for a net decrease in accounts receivable, inventory and other assets of approximately $85, a net increase in accounts payable, accrued expenses and other liabilities of $204, together with adjustments of $401 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

During the three months ended March 31, 2008, we used investments in commercial paper of approximately $100 and repaid approximately $3 of our capital lease obligations.

Through March 31, 2008, we have incurred cumulative inception to date net losses of approximately $92,090 and used approximately $75,074 in cash for operating activities. The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. Although Menaflex is marketed for sale and distributed in certain markets outside the U.S., it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company is pursuing appeal of an NSE decision related to its 510(k) submission to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process continues to take longer than expected or the Collagen Scaffold device is not cleared, it will substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k), we still have the option to proceed with submission to the FDA of the PMA for the CMI, although we do not foresee pursuing completion of the PMA at this time. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, all of the Company’s long-term debt (balance of $8,265 at March 31, 2008) becomes due and payable on December 31, 2009, and the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preferences of $1,113 and $2,950, respectively) become redeemable at the option of not less than a majority of the holders in June 2009 and September 2010, respectively.

Index

We will need to pursue additional financing in order to support ongoing operations, including meeting our future debt service requirements, at least until the date we receive either FDA clearance for the Collagen Scaffold or premarketing approval for the CMI in the U.S. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Beginning in the fourth quarter of 2007 we implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. Based upon current cash balances and planned spending rates for 2008 management believes that the Company has adequate cash and investments on hand to support ongoing operations through at least June 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. The timing of the 510(k) appeal process is subject to inherent uncertainty. We anticipate that additional cash will be required to support operations beyond June 2008. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2008 to support operations. At this time we have received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Equity Financing

On March 2, March 30, and April 5, 2007, we completed the private placement of approximately 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D Stock, $0.01 par value per share, resulting in aggregate proceeds net of issuance costs approximating $5,600. Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there are a sufficient number of shares of common stock available to effect the conversion. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. At the 2007 annual meeting our shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-ten, one-for, twelve, one-for-fourteen, or one-for-sixteen reverse stock split, subject to the discretion of our Board of Directors. The Board did not effect a reverse stock split within the approved six-month timeframe and the Board was not obligated to effect a reverse stock split. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. The holders of Series D Stock are entitled to non-cumulative dividends if and when such dividends are declared by the Board of Directors. No dividends have been declared to date. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving Series D Stock. Since Series D Stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized upon occurrence of the triggering event.

In connection with the Series D financing we issued to the investors warrants to purchase 40,714 shares of Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 3,571,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D financing, we issued to the investors options to purchase up to 135,715 shares of Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 11,904,800 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and initially were to expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. In October 2007, the Company extended the expiration date of the options to the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008. On June 1, 2007 the Company registered with the SEC, the shares of common stock into which the Series D Stock would be convertible, as well as the shares of common stock that would be issuable upon exercise of the warrants and options, after mandatory conversion of the Series D Stock has occurred. As of March 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

Index

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 shares of the Company’s common stock if the warrant is exercised after mandatory conversion of the Series D Stock into Company common stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per share of common stock if the warrant is exercised for shares of the Company’s common stock). Using the Black-Scholes model, the Company has estimated the fair value of the warrant to be approximately $69, which was expensed in its 2007 results of operations.

During the first quarter of 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4T. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting ( as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

Respectively, on October 23, 2007 and on November 2, 2007, the Company received information requests from the United States Internal Revenue Service (the “IRS”) and the state of California Franchise Tax Board regarding options granted where the market price of the Company’s common stock was higher than the exercise price of the options.  The Company responded to both inquiries in November 2007.  On February 11, 2008, the Company received a follow-up information request from the IRS specifically regarding Section 162(m) of the Internal Revenue Code and further inquiries regarding the option grants, to which the Company is in the process of responding.

We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data).

On February 8, 2008, we issued 166,667 shares of restricted common stock to a vendor in consideration for services rendered in 2007.  The estimated value of these services is $15. On March 31, 2008, we issued 3,750 shares of our Series E Stock to a vendor in consideration for services rendered during the first quarter of 2008. The estimated fair value of these services is $58. The issuance of the foregoing securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Index

Item 6. Exhibits.

(a)	Exhibits.

The following Exhibits are filed herewith and made a part hereof:

Number	Description

3.1	Amended and Restated Certificate of Incorporation (as amended)(1)

3.2	Second Amended and Restated By-Laws (as adopted on September 21, 2007)(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(22)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(4)

4.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(5)

4.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (6)

4.6*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated, effective April 1, 2004(7)

4.7*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated, effective April 1, 2004(7)

4.8*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated, effective January 31, 2003(8)

4.9*	Form of Employee Incentive Stock Option Agreement for the Employee Stock Option Plan(1)

4.10*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement for the Employee Stock Option Plan(1)

4.11*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Stock Option Plan(1)

4.12*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Supplemental Stock Option Plan(1)

4.13*	Form of Nonqualified Employee or Consultant Stock Option Agreement(22)

4.14*	Form of Nonqualified Non-Employee Director Stock Option Agreement(22)

4.15	Second Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein, dated as of August 23, 2007(9)

4.16	Amended and Restated Registration Rights Agreement between the Company and the Investors listed therein(10)

4.17	Common Stock Registration Rights Agreement by and among the Company and the Stockholders named therein, dated as of April 19, 2004(11)

4.18	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006 and December 1, 2006(12)

4.19	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of March 2, March 30, and April 5 2007(13), (14)

4.20	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 14, 2005(15)

4.21	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of November 30 and December 1, 2006(12)

4.22	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007(13),(14)

4.23	Warrant Certificate by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

4.24	Form of Warrant to Purchase Common Stock by and between the Company and Individual named therein, dated October 1, 2003(22)

Index

4.25	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Harris Nesbitt Gerard, Inc.(4)

4.26	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Vail Securities Investment, Inc.(4)

4.27	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(22)

4.28	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(22)

4.29	Form of Option Agreement by and between the Company and the Individuals named therein, dated as of November 30, and December 1, 2006(12)

4.30	Form of Option Agreement by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007(13),(14)

10.1	Form of Indemnification Agreement(16)

10.2*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company, dated March 23, 2004(17)

10.3*	Employment Agreement by and between Brion D. Umidi and the Company, dated March 23, 2004(18)

10.4	License Agreement by and between the Company and Linvatec Corporation, dated April 7, 2000(18)

10.5	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li, dated August 24, 1995(18)

10.6*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman, dated April 9, 1997(18)

10.7	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company, dated November 30, 1998(19)

10.8	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company, dated March 14, 2000(18)

10.9	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company, dated February 20, 2001(18)

10.10	Letter Agreement by and between the Company and Sulzer Orthopedics AG, dated January 18, 2002(18)

10.11	Distributor Agreement by and between the Company and XMedica, effective as of October 24, 2005(20)

10.12	Agreement by and between the Company and MedWork AG ,dated as of January 1, 2005(21)

10.13	Consulting Agreement by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

21.1	Subsidiaries of the Registrant(22)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated May 8, 2008(23)

31.2	Section 302 Certification from Brion Umidi, dated May 8, 2008(23)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated May 8, 2008(23)

32.2	Section 906 Certification from Brion Umidi, dated May 8, 2008(23)
____________

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 24, 2007 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

Index

(6)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 19, 2007 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2004 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(9)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 24, 2007 (File No. 000-20805).

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(17)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2007 (File No. 000-20805).

(23)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2008.

REGEN BIOLOGICS, INC.

By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and
Chief Financial Officer