Form 10-Q
period 2008-06-30
REGEN BIOLOGICS INC
filed 2008-08-08
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(201) 651-5140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The number of outstanding shares of the registrant’s common stock as of August 4, 2008 was 104,243,082.

REGEN BIOLOGICS, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at June 30, 2008 (unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2008 (unaudited) and 2007 (unaudited), the Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited) and the Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)	12
Notes to Condensed Consolidated Financial Statements (unaudited)	13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4T. Controls and Procedures	32
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	35
Item 6. Exhibits	36
Signatures	39
Certification

Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$602	$4,008
Short-term investments	—	100
Trade receivables, net of allowance for doubtful accounts of $2 and $3, as of June 30, 2008 and December 31, 2007, respectively	163	236
Inventory	292	311
Prepaid expenses and other current assets	427	336
Total current assets	1,484	4,991
Property and equipment, net	368	402
Other assets	407	109
Total assets	$2,259	$5,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$363	$220
Accounts payable to related party	4	4
Accrued expenses	530	352
Other current liabilities	14	79
Total current liabilities	911	655
Other liabilities	197	204
Long-term portion of capital leases	15	22
Long-term portion of notes payable to related party, including accrued interest of $2,316 and $2,122 at June 30, 2008 and December 31, 2007, respectively	8,359	8,165
Total liabilities	9,482	9,046
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 2,483,116 shares at liquidation preference of $1,113 at June 30, 2008 and December 31, 2007	1,113	1,113
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,583,348 shares at liquidation preference of $2,950 as of June 30, 2008 and December 31, 2007	2,791	2,757
Stockholders’ equity (deficit)
Series D contingently convertible preferred stock, options and warrants; preferred stock, $.01 par value; 500,000 shares authorized; issued and outstanding 135,715 shares at liquidation preference of $5,700 as of June 30, 2008 and December 31, 2007	5,560	5,560
Series E contingently convertible preferred stock, $.01 par value; 500,000 shares authorized; issued and outstanding 7,500 shares at liquidation preference of $68 at June 30, 2008	114	—
Common stock, $.01 par value; 165,000,000 shares authorized; issued 104,243,082 shares at June 30, 2008, and 104,136,941 shares at December 31, 2007	1,044	1,042
Additional paid-in capital	82,274	81,440
Deficit accumulated during development stage	(100,119)	(95,456)
Total stockholders’ deficit	(11,127)	(7,414)
Total liabilities and stockholders’ deficit	$2,259	$5,502

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30,		Period from December 21, 1989 (Inception) to
	2008	2007	2008	2007	June 30, 2008
Revenue:
Sales	$222	$159	$556	$328	$5,411
Royalties	14	12	23	24	349
Grant and other revenue	—	—	—	—	433
Total revenue	236	171	579	352	6,193
Expenses:
Cost of goods sold	137	86	280	178	5,165
Research and development	1,005	1,193	2,003	2,256	54,623
Business development, general and administrative	1,313	2,027	2,782	3,721	40,515
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	58
Total expenses	2,455	3,306	5,065	6,155	100,361
Operating loss	(2,219)	(3,135)	(4,486)	(5,803)	(94,168)
Merger cost	—	—	—	—	(515)
Interest and other income	13	121	45	212	2,484
Rental income	—	—	—	—	2,547
Rent expense	—	—	—	—	(2,409)
Interest and other expense	(110)	(121)	(188)	(235)	(4,395)
License fees	—	—	—	—	2,050
Net loss	(2,316)	(3,135)	(4,629)	(5,826)	(94,406)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(17)	(18)	(34)	(211)	(5,713)
Deemed dividend to stockholders for issuance of warrants and extension of options	—	—	—	—	(115)
Net loss attributable to common stockholders	$(2,333)	$(3,153)	$(4,663)	$(6,037)	$(100,234)
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.03)	$(0.04)	$(0.06)	$(3.19)
Weighted average number of shares used for calculation of net loss per share	104,243,082	103,890,480	104,208,283	103,003,965	31,387,173

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)
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
Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)
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
Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)
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
Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)
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
Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)
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
Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)
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

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to June 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D and Series E Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2007 (brought forward)	2,483,116	$1,113	6,583,348	$2,757	—	$—	135,715	$5,560	104,076,415	$1,042	$81,440	$—	$(95,456)	$—	$(7,414)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	836	—	—	—	836
Accretion of Series C Stock issuance cost	—	—	—	34	—	—	—	—	—	—	—	—	(34)	—	(34)
Issuance of Common Stock - work completed	—	—	—	—	—	—	—	—	166,667	2	(2)	—	—	—	—
Issuance of Series E Preferred Stock-work completed	—	—	—	—	—	—	7,500	114	—	—	—	—	—	—	114
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,629)	—	(4,629)
Balance at June 30, 2008	2,483,116	$1,113	6,583,348	$2,791	—	$—	143,215	$5,674	104,243,082	$1,044	$82,274	$—	$(100,119)	$—	$(11,127)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,		Period from December 21, 1989
	2008	2007	(Inception) to June 30, 2008
Operating Activities
Net loss	$(4,629)	$(5,826)	$(94,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	864	669	11,336
Amortization of debt discount for warrant and beneficial conversion feature	—	—	1,500
Depreciation and amortization	52	38	2,426
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Exchange (gain) loss	(46)	22	29
Changes in operating assets and liabilities:
Other current assets and receivables	68	(37)	(429)
Inventory	19	(58)	(292)
Other assets	(298)	27	(357)
Accounts payable and accrued expenses	515	279	3,095
Other liabilities	(72)	(42)	53
Net cash used in operating activities	(3,527)	(4,928)	(76,978)
Investing Activities
Purchases of property and equipment	(18)	(26)	(2,498)
Changes in investments	100	(303)	2,945
Net cash provided by (used in) investing activities	82	(329)	447
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Reduction in payable to stockholder	—	—	(76)
Proceeds from issuance of convertible preferred stock and preferred stock options and warrants, net of issuance costs paid in cash	—	5,560	39,781
Proceeds from issuance of common stock and warrants	—	—	28,487
Repayment of capital lease obligations	(7)	(7)	(170)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)
Net cash (used in) provided by financing activities	(7)	5,553	77,157
Effect of exchange rate changes on cash	46	(22)	(25)
Net (decrease) increase in cash and cash equivalents	(3,406)	274	601
Cash and cash equivalents at beginning of period	4,008	7,268	1
Cash and cash equivalents at end of period	$602	$7,542	$602
Supplemental Disclosure of
Cash Flow Information
Non-cash disclosure: Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	—	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Warrants associated with consulting services	—	69	69
Conversion of Series A Preferred Stock	—	4,829	5,742
Issuance of Common Stock-conversion of warrants	—	—	14
Conversion of Series C Preferred Stock	—	2,000	7,018
Issuance of Common Stock for services rendered	—	47	197
Issuance of Series E Preferred Stock for services rendered	114	—	114
Non-employee options exercised, net-share settled	—	—	1
Cash disclosure: Cash paid for interest	4	5	337

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

ReGen currently operates as an orthopedic products company that develops, manufactures, and markets innovative tissue growth and repair products for U.S. and global markets. As discussed below, neither the Collagen Scaffold device nor the CMI, available for sale in certain markets outside the U.S. as the Menaflex™ collagen meniscus implant (“Menaflex”), is available for sale in the U.S. ReGen is managed and operated as one business segment. Accordingly, ReGen does not prepare financial information for separate product areas and does not have separate reportable segments as defined by Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure about Segments of an Enterprise and Related Information.

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

In December 2006 the Company submitted a revised 510(k) premarket notification to the FDA for the Collagen Scaffold. In March 2007, the Company received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 the Company responded to the FDA’s request and in the third quarter of 2007 the Company received an NSE letter from the FDA regarding the revised 510(k) submission. The Company has been pursuing appeal of the NSE decision through FDA administrative channels. Following discussions with the FDA, in July 2008, the Company submitted its latest 510(k) premarket notification to the FDA for the Collagen Scaffold.

Index

The process of obtaining regulatory clearance or approval to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearance or approval will be granted on a timely basis, if at all. If the 510(k) process continues to take longer than expected or the Collagen Scaffold device is not cleared, it will substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k), the Company still has the option of completing its submission to the FDA of the premarket approval application, or PMA for the CMI, although the Company does not foresee pursuing completion of the PMA at this time. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

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

As discussed in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2007, all of the Company’s long-term debt (balance of $8,359 at June 30, 2008) becomes due and payable on December 31, 2009, and the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preferences of $1,113 and $2,950, respectively) become redeemable at the option of not less than a majority of the holders in June 2009 and September 2010, respectively.

The Company will need to pursue additional financing in order to support ongoing operations, including meeting its future debt service requirements. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In the three and six month periods ended June 30, 2008, the Company incurred net losses of $2,316 and $4,629, respectively and used $3,527 of cash in operating activities in the six months ended June 30, 2008. Beginning in the fourth quarter of 2007, the Company implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and capital expenditures. At June 30, 2008, the Company had cash of $602 and net working capital of $573. As discussed in Note 6, on July 24, 2008, the Company completed a $2,539 private placement of convertible notes. Management expects the net proceeds from the private placement, combined with existing cash, will enable the Company to operate through November 2008. Management’s estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate of cash needs include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our latest 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business.  Management anticipates that additional cash will be required to support operations beyond November 2008. However, if unforeseen events occur, it is possible that additional cash may be needed before November 2008 to support operations. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Adoption of New Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2, was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. A discussion of SFAS 157 follows.

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

Index

There were no gains or losses for the period ended June 30, 2008 included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Adoption of the provisions of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

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

Accounting Principles Issued But Not Yet Adopted

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of SFAS No. 162 to have a significant impact on its consolidated financial statements.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $244 and $1,245, in a money market account and $216 and $902 in a sweep account as of June 30, 2008 and December 31, 2007, respectively. The Company also held cash equivalents in commercial paper of $0 and $955 at June 30, 2008 and December 31, 2007, respectively, and in federal agency mortgage-backed securities of $0 and $495, at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008 and December 31, 2007, respectively, the Company held cash of $76 and $308 in a foreign account.

All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At December 31, 2007, the Company had invested $100 in commercial paper. The Company did not have any material realized or unrealized gains or losses at June 30, 2008 or December 31, 2007.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $2 and $3 at June 30, 2008 and December 31, 2007, respectively.

Index

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

Inventory consists of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Raw material	$21	$24
Work in process	100	37
Finished goods	171	250
	$292	$311

Inventory was adjusted down $7 during the three and six months ended June 30, 2008, and $0 for the same periods in 2007. At both June 30, 2008 and December 31, 2007, 1% of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes may not be adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

Other assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Prepaid expenses	$261	$299
Escrow deposit	123	—
Interest and other receivables	38	32
Security deposit	5	5
	$427	$336

Other non-current assets consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Escrow deposit	$302	$—
Security deposit	100	100
Other assets	5	9
	$407	$109

The current escrow deposit was established to provide for payment of the retention bonus and related payroll taxes for non-executive employees that are expected to be paid in August 2008. The non-current escrow deposit was established to provide for payment of six months salary and benefits and related payroll taxes for three of the Company’s executive officers under certain termination scenarios. In accordance with the escrow agreement, any escrow funds not disbursed by December 31, 2009 will revert to the Company. The escrow deposits also include amounts to cover estimated escrow administration fees. See Note 2 for further information about the escrow arrangement and related commitments.

Index

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2008	December 31, 2007
	(In thousands)
Accrued professional fees	$272	$238
Accrued wages and vacation	208	89
Accrued printing cost	21	15
Other accrued cost	29	10
	$530	$352

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG’s has cash accounts denominated in Swiss francs (CHF), euros and USD and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction (gains) or losses included in the consolidated results of operations for the three month and six month periods ended June 30, 2008 approximated $14 and $(10), respectively, and $5 and $22, respectively, for the same periods in 2007.

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

The Company uses the Black-Scholes model to estimate grant date fair value. For expected volatility, the Company uses its historical realized volatility, calculated using historical stock prices of the Company since June 2002. The expected term of options granted after January 1, 2006, is generally estimated to be seven years, given the contractual term of 10 years and vesting period of four years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For options issued in our Series E Stock, we value these options based upon the equivalent fair value of options in common stock into which our Series E Stock is contingently convertible. We believe the fair value of our Series E Stock is equivalent to the fair value of our common stock on an as converted basis.

In the second quarter of 2008, the Company granted employees and directors options to purchase 109,065 shares of Series E Stock (or 10,906,500 shares of common stock after mandatory conversion of the Series E Stock), with an estimated weighted average grant date fair values of $13 per share (or $0.13 per share of common stock). Included in these grants were performance-based options to purchase 98,865 shares of Series E Stock (or 9,886,500 shares of common stock after mandatory conversion of the Series E Stock) with vesting that is contingent upon FDA clearance of the Company’s Collagen Scaffold device. There was no expense recognized in the second quarter related to these performance options. In the first quarter of 2007, the Company granted options to employees, officers and directors to purchase an aggregate of 4,375,642 shares of the Company’s common stock, with a per share weighted average fair value of $0.33. The Company did not grant options during the first quarter of 2008 or the second quarter of 2007.

Index

During the second quarter of 2008, the Company granted options to non-employee consultants to purchase 8,445 shares of Series E Stock (or 844,500 shares of common stock after mandatory conversion of the Series E Stock), with an estimated weighted average grant date fair values of $12 per share (or $0.12 per share of common stock). Included in these grants were performance-based options for 485 shares of Series E Stock (or 48,500 shares of common stock after mandatory conversion of the Series E Stock) with vesting that is contingent upon FDA approval of the Company’s 510(k) for its Collagen Scaffold device. Also, during the second quarter of 2008, the Company granted options to a non-employee consultant to purchase 100,000 shares of common stock, with an estimated weighted average grant date fair values of $0.12 per share. During the first quarter of 2007, the Company granted options to non-employee consultants to purchase 100,000 shares of the Company’s common stock with an estimated per share fair value of $0.36 at the measurement date.

Amortization of compensation costs recognized for the three months ended June 30, 2008 and 2007, for grants awarded to employees and directors approximated $344 and $299, respectively. Amortization of compensation costs recognized for the six months ended June 30, 2008 and 2007, for grants awarded to employees and directors approximated $718 and $592, respectively. Amortization of compensation costs recognized for the three months ended June 30, 2008 and 2007 for grants awarded to non-employee consultants approximated $29 and $17, respectively. Amortization of compensation costs recognized for the six months ended June 30, 2008 and 2007 for grants awarded to non-employee consultants approximated $32 and $31, respectively. There has been no expense recognized for options with contingent vesting.

For the three and six month periods ended June 30, 2008, for services rendered during 2008, the Company issued to a vendor 3,750 and 7,500 shares, respectively, of Series E Stock. Related to this issuance the Company included the estimated fair value of $56 and $114 in its results of operations for the three and six month periods ended June 30, 2008, respectively. In connection with services rendered during 2007, the Company issued to a vendor 166,667 shares of restricted common stock in February 2008. Related to this issuance, the Company included the estimated fair value of $15 in its 2007 results of operations. On June 30, 2007, the Company issued 120,000 shares of its restricted common stock to a vendor for services rendered during the first six months of 2007, and recognized the estimated fair value of $29 and $47 in the Company’s results of operations for the three and six months ended June 30, 2007, respectively.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 common shares if the warrant is exercised after mandatory conversion of the Series D Stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for shares of the Company’s common stock). Using the Black-Scholes model, the Company has estimated the fair value of the warrant to be approximately $69, which has been included as an expense in its 2007 results of operations. The warrants were exercisable for shares of Series D Stock upon issuance.

(2) COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a defendant in lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.

In January 2008, the Company committed to salary and benefit continuation payments through July 31, 2008 for its remaining U.S. non-officer employees, in the event that the Company terminates employment without cause (with “cause” defined as a material violation of Company policy as outlined in the Company’s employee handbook). The aggregate estimated cost for the salaries and benefits for January 1, 2008 through July 31, 2008 approximates $540. In addition the Company has committed to pay each U.S. non-officer employee a retention bonus equal to 15% of their respective annualized salaries, provided the employee remains actively employed through July 31, 2008. The retention bonus is forfeited if the employee resigns or employment is terminated for cause before July 31, 2008. However, if employment is terminated without cause before July 31, 2008, then the Company is obligated to pay the retention bonus. Aggregate retention bonuses under this program and estimated payroll taxes thereon approximate $119, which the Company expects to pay in August 2008. The Company accrued $102 at June 30, 2008 related to the retention bonus.

Effective June 27, 2008, management entered into an escrow arrangement to provide for payment of (i) the foregoing retention bonuses and related payroll taxes for non-executive employees and (ii) for six months salary and benefit continuation and related payroll taxes for three of the Company’s executive officers (approximating $300). In accordance with the escrow agreement, any funds not disbursed by December 31, 2009, will revert to the Company. The executive salaries and benefits will be continued in the event employment is terminated without cause (with “cause” defined as a material violation of Company policy as outlined in the Company’s employee handbook) or upon the failure of the Company to pay in full the regularly scheduled salary, withholding taxes and benefits of the designated executives as services are rendered by such executives.

Index

In the fourth quarter of 2007 the Company responded to inquiries from the IRS and the state of California pertaining to options granted where the market price of the Company’s stock was higher than the exercise price of the options. In February 2008 and June 2008, the Company received follow-up inquiries from the IRS, to which it responded in May and June 2008, respectively. In July 2008, the Company received another follow-up inquiry to which it is in the process of responding.

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

(3) CONCENTRATIONS OF RISK

The Company currently markets and sells two products. Our primary product, Menaflex (also known as the CMI), is a type I collagen implant designed to facilitate growth of new tissue to reinforce the existing meniscus tissue remaining after a partial meniscectomy procedure in the human knee. We also sell the SharpShooter Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implantation of the Company’s collagen matrix products, as well as to perform other similar arthroscopic meniscal repair procedures.

Our products are marketed in the European Union (the “EU”), Switzerland, Turkey, and the Republic of South Africa, through ReGen AG. Currently, the Company has distributorship agreements with independent orthopedic device marketing organizations for the distribution of our products in Italy, Spain, Andorra, Poland, Turkey, the Republic of South Africa and the United Kingdom (the “U.K.”). SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers.

Index

Concentrations of receivables and revenue by geographic location as of and for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Receivables:
U.S. (Linvatec)	34%	18%	34%	18%
Germany (various)	22%	48%	22%	48%
Italy (Xmedica)	2%	16%	2%	16%
Spain (Hoscenter, Polymedic)	0%	17%	0%	17%
Austria (various)	7%	0%	7%	0%
U.K. (Hospital Innovations)	17%	0%	17%	0%
Poland (Biocare)	11%	0%	11%	0%
South Africa (Grucox)	1%	0%	1%	0%
Switzerland (various)	2%	0%	2%	0%
Belgium (various)	4%	1%	4%	1%
Sales revenue:
U.S. (Linvatec)	28%	50%	14%	48%
Germany (various)	21%	36%	42%	32%
Italy (Xmedica)	15%	0%	11%	12%
Spain (Hoscenter, Polymedic)	2%	13%	6%	6%
Austria (various)	12%	0%	9%	0%
U.K. (Hospital Innovations)	9%	0%	5%	0%
Poland (Biocare)	5%	0%	4%	0%
South Africa (Grucox)	3%	0%	3%	0%
Switzerland (various)	3%	0%	5%	2%
Belgium (various)	2%	1%	1%	0%
Royalties:
U.S. (Linvatec)	100%	100%	100%	100%

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

At June 30, 2008 and December 31, 2007, 10% and 1%, respectively, of the Company’s cash and cash equivalents balance was held in foreign currencies and 16% of current liabilities related to unsettled obligations denominated in foreign currencies, at each date. For the three and six month periods ended June 30, 2008, 22% and 20%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies. For each of the three and six month periods ended June 30, 2007 and 2007, 18% of the Company’s expenses resulted from transactions denominated in foreign currencies.

(4) RELATED PARTY TRANSACTIONS

Amounts due to related parties, $4 at both June 30, 2008 and December 31, 2007, represent royalty payments due to an individual who is a shareholder and director.

The Company’s statements of operations for the three months ended June 30, 2008 and 2007 include $4 and $3, respectively, representing royalties to an individual who is a shareholder and director of the Company, and $5 and $0, respectively, for the payment of legal fees on behalf of a private foundation affiliated with the Company’s CEO. The Company’s statement of operations for the six months ended June 30, 2008, includes $6 for a contribution to the same private foundation and $9 recognized in other income for website design services provided to an affiliate of the Company’s CEO. The Company’s statements of operations for the three and six months ended June 30, 2007, also include $4 representing reimbursable expenses due to a clinic owned by an individual who is a shareholder and director of the Company.

(5) STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of June 30, 2008, the Company has 165,000,000 authorized shares of common stock, of which 104,243,082 shares of common stock were outstanding. Also at June 30, 2008, the Company had reserved 9,066,464 shares of common stock for conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A Stock”) and Series C Redeemable Convertible Preferred Stock (“Series C Stock”), 47,289,195 shares of common stock for the exercise of outstanding stock options and warrants and 500,000 shares for issuance to vendors for services to be rendered.

As of June 30, 2008, the Company has 500,000 shares of authorized Series D Convertible Preferred Stock (“Series D Stock”), of which 135,715 shares were issued and 200,939 shares were reserved for exercise of options and warrants. Each share of Series D Stock is mandatorily convertible into 100 shares of common stock upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion. The Series D Stock is contingently convertible and was not convertible at June 30, 2008.

Index

As of June 30, 2008, the Company has 500,000 shares of authorized Series E Preferred Stock (“Series E Stock”), of which 7,500 shares were issued, 448,771 shares were reserved for exercise of options, and 7,500 shares were reserved for issuance to vendors for services to be rendered. Each share of Series E Stock is mandatorily convertible into 100 shares of common stock upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion. The Series E Stock is contingently convertible and was not convertible at June 30, 2008.

Redeemable Convertible Preferred Stock

During the first and second quarters of 2008 there were no conversions of Preferred Stock.  During the first quarter of 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C Stock conversions, $173 of unamortized issuance cost associated with the Series C Stock was recognized in the three months ended March 31, 2007 as deemed dividends to preferred stockholders for purposes of determining net loss attributable to common stockholders.  There were no conversions of Preferred Stock during the second quarter of 2007.

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

Index

As of June 30, 2008 and December 31, 2007, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

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

At the 2008 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fourteen, one-for-sixteen, one-for-eighteen or one-for-twenty reverse stock split, subject to the discretion of the Company’s Board of Directors before November 30, 2008. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. Neither the Series D Stock nor the Series E Stock was convertible at June 30, 2008.

On April 5, 2008 the Company granted its non-employee directors, its employees, and certain consultants options to purchase a total of 116,550 shares of Series E Stock at an exercise price of $16 per share (or 11,655,000 shares of common stock at $0.16 per share, which equaled the market price of the Company’s stock on the grant date, if exercised after mandatory conversion of the Series E Stock). For one of the grants, to a consultant for 2,000 shares of Series E Stock (200,000 shares of common stock if exercised after mandatory conversion of the Series E Stock), 500 shares of Series E Stock (50,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) were immediately vested at the grant date; the remainder vest quarterly, subject to continued service during each such quarter, on June 30, September 30, and December 31, 2008. Options granted to employees and to a consultant to purchase an aggregate of 15,200 shares of Series E Stock (1,520,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) vest ratably over four years from the grant date. Options granted to employees, directors, and consultants to purchase an aggregated of 99,350 shares of Series E Stock (9,935,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) vest ratably over four years beginning upon FDA clearance of the Collagen Scaffold device.

Also on April 5, 2008, the Company granted a consultant an option to purchase 100,000 shares of common stock at an exercise price of $0.16 per share, which equaled the market price of the Company’s stock on the grant date. One-half of the shares were immediately vested at the grant date and the remainder vest upon FDA clearance of the Collagen Scaffold device, provided such clearance is received in 2008.

On May 30, 2008, the Company granted a consultant an option to purchase 960 shares of Series E Stock at an exercise price of $17.50 per share (or 96,000 shares of common stock at $0.175 per share, which equaled the market price of the Company’s stock on the grant date, if exercised after mandatory conversion of the Series E Stock). For this grant, 460 shares were immediately vested at the grant date; the remainder vest ratably over four years from the grant date.

Index

All of the foregoing grants were made outside of the Company’s stock option plans. Upon grant, the Company reserved 117,510 shares of Series E Stock and 100,000 shares of common stock for issuance upon exercise of the options.

(6) SUBSEQUENT EVENT

On July 24, 2008, the Company entered into a Subscription Agreement (the “Subscription Agreement”) among the Company and several investors named therein for the private placement of an aggregate principal amount not less than $2 million, but not more than $3 million of the Company’s unsecured convertible notes (the “Notes”).  Under the terms of the financing, the Company sold $2,539 aggregate principal amount of the Notes, which accrue interest at an annual rate of 8% and become due and payable on July 24, 2009.  At the option of the holders, the Notes may be converted into the Company’s Series F Convertible Preferred Stock, par value $0.01 per share (“Series F Stock”) at a price of $15 per share or into the Company’s common stock, par value $0.01 per share (“Common Stock”) at an initial conversion price of $0.15 per share if the Series F Stock has previously converted into Common Stock upon a Mandatory Conversion (as defined below).  In connection with the financing, the Company issued five year warrants equal to 25% of the shares into which the Notes may convert up to approximately 42,300 shares of Series F Stock, exercisable at a price of $1.00 per share or up to approximately 4,232,000 shares of Common Stock, exercisable at a price of $0.01 per share if the Series F Stock is converted into Common Stock upon a Mandatory Conversion. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

In connection with the financing, on July 21, 2008, the Company’s Board of Directors authorized the filing of a Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (the “Series F Certificate”) with the Secretary of State of the State of Delaware to designate and establish 270,000 shares of Series F Stock.  The Series F Certificate was filed on July 23, 2008 and was effective upon filing.  The Series F Certificate provides, among other things, that each share of Series F Stock is mandatorily convertible into 100 shares, initially, of Common Stock immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Common Stock such that there are a sufficient number of shares of Common Stock available to effect the conversion, in both situations after taking into account all other shares of Common Stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company.  Either of such corporate actions is subject to the approval of the Company’s shareholders before they may be executed. At the 2008 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fourteen, one-for-sixteen, one-for-eighteen or one-for-twenty reverse stock split, subject to the discretion of the Company’s Board of Directors before November 30, 2008. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. The holders of Series F Stock each have one vote for each full share of common stock into which the shares of Series F Stock are convertible on the record date for the vote.  Holders of the Series F Stock do not have a contractual obligation to share in the losses of the Company.  In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series F Stock are entitled to receive a liquidation preference of $15 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations or similar events involving the Series F Stock.

The holders of the Notes and the Series F Stock have certain terminable preemptive rights to purchase a pro rata share in a subsequent qualified financing by the Company.  The conversion rate of the Notes and the Series F Stock are subject to the anti-dilution rights of the holders of each.  The Company has agreed to register the Common Stock into which the shares of Series F Stock and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share and per unit data)

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2007. This section of the Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

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

In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the Collagen Scaffold. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 we responded to the FDA’s request and in the third quarter of 2007 we received an NSE letter from the FDA regarding the revised 510(k) submission. The Company has been pursuing appeal of the NSE decision through FDA administrative channels. Following discussions with the FDA, in July 2008, the Company submitted its latest 510(k) premarket notification to the FDA for the Collagen Scaffold. If the revised 510(k) is unsuccessful, the Company intends to work diligently to pursue all alternatives available to it which would result in a class II designation for the Collagen Scaffold. We will continue to evaluate all levels of spending throughout the organization to support our ability to operate as long as possible, but it is likely that we will require additional financing before our appeal efforts are completed. There is no assurance that we will be able to raise such additional financing.

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

Index

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended June 30, 2008, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007, including our adoption effective January 1, 2008, of SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which did not have a material effect on our consolidated financial statements. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2004 to 2007. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At June 30, 2008, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and six month periods ended June 30, 2008 and 2007, the Company did not have any income tax related interest or penalties.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical realized volatility calculated since the 2002 reverse merger is a reasonable indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

We estimate fair value using the Black-Scholes model and the resulting values depend upon the assumptions we input into the model, including the risk-free interest rate, dividend yield, expected lives and expected volatility. We estimate the foregoing factors at the respective measurement dates of the grants. Upon examination of our historical pattern of option exercises in an effort to identify a discernable pattern, we concluded that there was not sufficient data on which to base an estimate of expected term. Consequently, the expected term of options granted after January 1, 2006, is generally estimated to be seven years, given the contractual term of 10 years and vesting period of four years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For grants made after the Company’s merger with RBio, we estimate volatility using historical weekly closing prices of our stock since the merger through the closest date before the respective grant date.

For options issued in our Series E Stock, we value these options based upon the equivalent fair value of options in common stock into which our Series E Stock is contingently convertible. We believe the fair value of our Series E Stock is equivalent to the fair value of our common stock on an as converted basis.

Index

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

INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At both June 30, 2008 and December 31, 2007, 1% of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of SFAS No. 162 to have a significant impact on its consolidated financial statements.

Results of Operations

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

REVENUE. Total revenue for the six months ended June 30, 2008 increased by $227 (64%) over the same period in 2007. The Company’s revenue from sales of our products approximated $222 and $556 for the three months and six months ended June 30, 2008, respectively, compared with $159 and $328, respectively, for the same periods in 2007. The approximate net increases of $63 (40%) and $228 (70%), respectively, resulted from increased sales of our Menaflex product, offset by decreases in SharpShooter sales. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue increased approximately $2 (17%) for the three months ended June 30, 2008 compared with the same period in 2007 and decreased approximately $1 (4%) for the six months ended June 30, 2008 compared with the same period in 2007. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Title of product passes to our direct sales customers FOB origin and to our distributors either FOB origin or FOB destination, depending upon the specific terms of the respective distributorship agreements. Our customers do not have a right to return the product other than for product defect issues.

For the three months and six months ended June 30, 2008, Menaflex sales approximated $144 and $452, respectively, compared to approximately $76 and $150, respectively, for the same periods in 2007, increases of approximately 89% and 201%, respectively. Selling prices for the Menaflex ranged from $1,050 to $2,600 per unit. Menaflex sales approximated 65% and 81%, respectively, of total sales for the three month and six month period ended June 30, 2008, compared with approximately 48% and 46%, respectively, for the same periods in 2007. During the three and six months ended June 30, 2008, we sold 87 and 280 Menaflex units, respectively, at average selling prices of $1,561 and $1,564 per unit, respectively, compared with 51 and 111 units, respectively, sold in the same periods of 2007 at average selling prices of $1,220 and $1,347 per unit, respectively.

Index

SharpShooter sales in the three and six month periods ended June 30, 2008, approximated $78 and $104, respectively, compared with $83 and $178, respectively, for the same periods in 2007, representing decreases of $5 (6%) and $74 (42%), respectively. For the three month and six month periods ended June 30, 2008, SharpShooter sales to Linvatec, approximated $62 and $79, respectively, compared to $81 and $158, respectively, for the same periods in 2007, representing decreases of $19 (23%) and $79 (50%), respectively. SharpShooter sales to ReGen AG customers for the three and six month periods ended June 30, 2008 approximated $16 and $25, respectively, compared with $2 and $20, respectively, for the same periods in 2007, representing increases of $14 (700%) and $5 (25%), respectively. In the first quarter of 2008, the Company initiated a transition to a new vendor for assembly of a component of its SharpShooter product, which has resulted in a shortage of supply for this component. Management expects supply constraints to continue until the transition is complete.

COST OF GOODS SOLD. For the three and six months ended June 30, 2008, cost of goods sold approximated $137 and $280, respectively, compared with approximately $86 and $178, respectively, for the same periods in 2007, representing increases of approximately $51 (59%) and $102 (57%), respectively. The increases primarily relate to a higher volume of Menaflex sales. Menaflex cost of goods sold for the three and six months ended June 30, 2008 approximated $43 and $165 compared with approximately $21 and $43 for the same periods in 2007, increases of approximately $22 (105%) and $122 (284%). The average per unit cost of Menaflex units sold in the first half of 2008 approximated $433 compared with approximately $268 for the first half of 2007. The higher average per unit cost in 2008 is due to varying production volumes and manufacturing costs in the respective periods when the units were produced. At June 30, 2008 and 2007 all Menaflex units in inventory, as well as the Menaflex units sold during the first half of 2008 and 2007, were valued at cost, which was lower than market.

For the three and six months ended June 30, 2008, approximately $89 and $108 of cost of goods sold related to SharpShooter units sold compared with approximately $61 and $128 for the same period in 2007, representing an approximate increase of $28 (46%) for the three months ended June 30, 2008 and approximate decrease of approximately $20 (16%). The increase for the second quarter of 2008 is related to the recent change in supplier for certain SharpShooter components.  The decrease for the six month period is related to the lower volume of SharpShooter sales in the first quarter of 2008.

Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first six months of 2008 may not be indicative of a future trend.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and six months ended June 30, 2008 approximated $1,005 and $2,003, respectively, compared with approximately $1,193 and $2,256, respectively, for the same periods in 2007. Significant factors contributing to the net decrease of $188 (16%) for the comparative three month period include: (i) an approximate $40 decrease in compensation expense related to salary and staff reductions; (ii) an approximate $135 decrease in consulting, legal, and other professional fees and related costs associated with our 510(k) submissions to the FDA; (iii) an approximate $40 decrease in spending for maintenance of patents and other intellectual property; partially offset by (iv) an approximate $27 increase in non-cash compensation expense related to stock options granted to employees and non employees. Significant factors contributing to the net decrease of $253 (11%) for the comparative six month periods include: (i) an approximate $105 decrease in compensation expense related to salary and staff reductions; (ii) an approximate $96 decrease in consulting, legal, and other professional fees and related costs associated with our 510(k) submissions to the FDA; (iii) an approximate $78 decrease in spending for maintenance of patents and other intellectual property; partially offset by (iv) an approximate $26 increase in non-cash compensation expense related to stock options granted to employees and non employees

Currently, our research and development spending is primarily for clinical and regulatory activities and maintenance of patents and other intellectual property. During 2007, our research and development was focused largely on the conduct of our CMI MCT and related activities in the U.S. However, we also made progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. Our first sales of the lateral configuration occurred in the first quarter of 2007. Additionally, in 2007 we made progress in the ongoing refinement of our collagen matrix manufacturing processes focused on the increase in production yields and capacity. Lastly, we conducted early research on potential extended applications of our collagen matrix technology.

Index

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

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and six months ended June 30, 2008 approximated $1,313 and $2,782, respectively, compared with approximately $2,027 and $3,721, respectively, for the same periods in 2007. Significant factors contributing to the approximately $714 (35%) decrease for the comparative three month periods include: (i) an approximate $287 decrease in costs associated with our worldwide marketing and distribution initiatives, including consulting, advertising and promotion; (ii) an approximate $440 decrease for legal, accounting, printing and other professional services as a result of controls over discretionary spending; (iii) an approximate $48 decrease in compensation expense due to staff reductions; and (iv) an approximate $25 decrease in general and administrative costs such as travel as a result of controls over discretionary costs; partially offset by (v) an approximate $86 increase in non-cash compensation expense related to stock options and restricted stock granted to employees and non employees. Significant factors contributing to the approximately $939 (25%) decrease for the comparative six month periods include: (i) an approximate $645 decrease in costs associated with our worldwide marketing and distribution initiatives, including consulting, advertising and promotion; (ii) an approximate $452 decrease for legal, accounting, printing and other professional services as a result of controls over discretionary spending; and (iii) an approximate $55 decrease in general and administrative costs such as travel as a result of controls over discretionary costs; partially offset by (iv) an approximate $169 increase in non-cash compensation expense related to stock options and restricted stock granted to employees and non employees; and (v) an approximate $44 increase in compensation costs due to salary increases. We expect to continue controls over discretionary costs to conserve cash.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, and interest and other expense. Interest and other income approximated $13 and $45 for the three and six month periods ended June 30, 2008, respectively, compared with $121 and $212, respectively, for the same periods in 2007. The approximate decreases of $108 (89%) and $167 (79%), respectively, primarily related to lower cash and cash equivalent balances during the first half of 2008 compared to 2007. Interest and other expense approximated $110 and $188 for the three and six months ended June 30, 2008, respectively, compared with $121 and $235, respectively, for the same periods in 2007. The decrease for the respective three month periods is primarily due to lower interest rates on debt due to a related party. The decrease for the comparative six month periods is due to lower interest rates on debt due to a related party and to favorable foreign exchange rates.

Liquidity and Capital Resources

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. During 2007, the Company held investments in commercial paper and federal agency mortgage-backed securities. All investments were classified as held to maturity, and, accordingly, were carried at amortized cost, which approximates fair value. At June 30, 2008 approximately 10% of our cash and cash equivalents balance is held in foreign currencies. The effect on our 2008 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash and cash equivalents and investments approximated $602 as of June 30, 2008 compared with approximately $4,108 as of December 31, 2007. The net decrease in cash and cash equivalents and investments is a result of cash used for operations, for equipment purchases, and for repayment of capital lease obligations.

Index

Cash flows

The following table sets forth our sources and uses of cash for the six-month periods ended June 30, 2008 and 2007.

	June 30,
	2008	2007
	(In thousands)
Net cash used in operations	$(3,527)	$(4,928)
Net cash provided by (used in) investing activities	82	(329)
Net cash (used in) provided by financing activities	(7)	5,553
Effect of exchange rate changes on cash	46	(22)
Net (decrease) increase in cash and cash equivalents	$(3,406)	$274

Cash used in operating activities during the six months ended June 30, 2008 approximated $3,527, which resulted from the net loss of $4,629, adjusted to account for a net increase in accounts receivable, inventory and other assets of approximately $211, a net increase in accounts payable, accrued expenses and other liabilities of $443, together with adjustments of $870 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

During the six months ended June 30, 2008, we used investments in commercial paper of approximately $100, invested approximately $18 in property and equipment and repaid approximately $7 of our capital lease obligations.

Through June 30, 2008, we have incurred cumulative inception to date net losses of approximately $94,406 and used approximately $76,978 in cash for operating activities. The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. Although Menaflex is marketed for sale and distributed in certain markets outside the U.S., it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has been pursuing appeal of an NSE decision related to its 510(k) submission to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. In July 2008, following its discussions with the FDA, the Company submitted to the FDA its latest 510(k) premarket notification for the Collagen Scaffold . The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process continues to take longer than expected or the Collagen Scaffold device is not cleared, it will substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k), we still have the option to proceed with submission to the FDA of the PMA for the CMI, although we do not foresee pursuing completion of the PMA at this time. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

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

As discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, all of the Company’s long-term debt (balance of $8,359 at June 30, 2008) becomes due and payable on December 31, 2009, and the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preferences of $1,113 and $2,950, respectively) become redeemable at the option of not less than a majority of the holders in June 2009 and September 2010, respectively.

We will need to pursue additional financing in order to support ongoing operations, including meeting our future debt service requirements. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. Beginning in the fourth quarter of 2007 we implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. On July 24, 2008, the Company completed a $2,539 private placement of convertible notes. We expect the net proceeds from the private placement, combined with existing cash balances, will enable the Company to operate through November 2008, by which time we expect to receive a decision from the FDA regarding our latest 510(k) submission. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate of cash needs include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. We anticipate that additional cash will be required to support operations beyond November 2008. However, if unforeseen events occur, it is possible that additional cash may be needed before November 2008 to support operations. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Index

Financing Transactions

On July 24, 2008, the Company entered into a Subscription Agreement (the “Subscription Agreement”) among the Company and several investors named therein for the private placement of an aggregate principal amount not less than $2 million, but not more than $3 million of the Company’s unsecured convertible notes (the “Notes”).  Under the terms of the financing, the Company sold $2,539 aggregate principal amount of the Notes, which accrue interest at an annual rate of 8% and become due and payable on July 24, 2009.  At the option of the holders, the Notes may be converted into the Company’s Series F Convertible Preferred Stock, par value $0.01 per share (“Series F Stock”) at a price of $15 per share or into the Company’s common stock, par value $0.01 per share (“Common Stock”) at an initial conversion price of $0.15 per share if the Series F Stock has previously converted into Common Stock upon a Mandatory Conversion (as defined below).  In connection with the financing, the Company issued five year warrants equal to 25% of the shares into which the Notes may convert for up to approximately 42,300 shares of Series F Stock, exercisable at a price of $1.00 per share or up to approximately 4,232,000 shares of Common Stock, exercisable at a price of $0.01 per share if the Series F Stock is converted into Common Stock upon a Mandatory Conversion.  Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

In connection with the financing, on July 21, 2008, the Company’s Board of Directors authorized the filing of a Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (the “Series F Certificate”) with the Secretary of State of the State of Delaware to designate and establish 270,000 shares of Series F Stock.  The Series F Certificate was filed on July 23, 2008 and was effective upon filing.  The Series F Certificate provides, among other things, that each share of Series F Stock is mandatorily convertible into 100 shares, initially, of Common Stock immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Common Stock such that there are a sufficient number of shares of Common Stock available to effect the conversion, in both situations after taking into account all other shares of Common Stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company.  Either of such corporate actions is subject to the approval of the Company’s shareholders before they may be executed. At the 2008 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fourteen, one-for-sixteen, one-for-eighteen or one-for-twenty reverse stock split, subject to the discretion of the Company’s Board of Directors before November 30, 2008. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. The holders of Series F Stock each have one vote for each full share of common stock into which the shares of Series F Stock are convertible on the record date for the vote.  Holders of the Series F Stock do not have a contractual obligation to share in the losses of the Company.  In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series F Stock are entitled to receive a liquidation preference of $15 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations or similar events involving the Series F Stock.

The holders of the Notes and the Series F Stock have certain terminable preemptive rights to purchase a pro rata share in a subsequent qualified financing by the Company.  The conversion rate of the Notes and the Series F Stock are subject to the anti-dilution rights of the holders of each.  The Company has agreed to register the Common Stock into which the shares of Series F Stock and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors.

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

Index

In connection with the Series D Financing we issued to the investors warrants to purchase 40,714 shares of Series D Stock at an initial exercise price of $63 per share, or after mandatory conversion of the Series D Stock, 3,571,500 shares of the Company’s common stock at an initial exercise price of $0.63 per share. The warrants expire five years after issuance. The number of shares of Series D Stock or common stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes in the Series D Stock or common stock, such as stock dividends, stock splits, and similar changes. Also in connection with the Series D Financing, we issued to the investors options to purchase up to 135,715 shares of Series D Stock, exercisable for cash at $42 per share, or after mandatory conversion of the Series D Stock, 11,904,800 shares of the Company’s common stock at $0.42 per share. The respective exercise prices are subject to adjustment for stock splits and similar events. The options are exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and initially were to expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. In October 2007, the Company extended the expiration date of the options to the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008. On June 1, 2007 the Company registered with the SEC, the shares of common stock into which the Series D Stock would be convertible, as well as the shares of common stock that would be issuable upon exercise of the warrants and options, after mandatory conversion of the Series D Stock has occurred. As of June 30, 2008, both the options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

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

Index

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Respectively, on October 23, 2007 and on November 2, 2007, the Company received information requests from the United States Internal Revenue Service (the “IRS”) and the state of California Franchise Tax Board regarding options granted where the market price of the Company’s common stock was higher than the exercise price of the options.  The Company responded to both inquiries in November 2007.  On February 11, 2008 and June 8, 2008 the Company received follow-up information requests from the IRS specifically regarding Section 162(m) of the Internal Revenue Code and further inquiries regarding the option grants, to which the Company responded in May and June 2008, respectively. On July 21, 2008, the Company received another follow-up inquiry from the IRS, to which it is in the process of responding.

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

On June 30, 2008, we issued 3,750 shares of our Series E Stock to a vendor in consideration for services rendered during the second quarter of 2008. The estimated fair value of these services is $56. On February 8, 2008, we issued 166,667 shares of restricted common stock to a vendor in consideration for services rendered in 2007. The estimated value of these services is $15. On March 31, 2008, we issued 3,750 shares of our Series E Stock to a vendor in consideration for services rendered during the first quarter of 2008. The estimated fair value of these services is $58. The issuance of the foregoing securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2008 annual meeting of stockholders was held on May 30, 2008. The matters on which the stockholders voted, in person or by proxy, were: (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified; (ii) to approve a one-for-fourteen, one-for-sixteen, one-for-eighteen, or one-for-twenty reverse stock split of all of ReGen’s issued and outstanding Common Stock, subject to the authority of the Board; and (iii) to ratify the appointment of Ernst & Young LLP as our independent accountants for the current fiscal year.

The results of the voting are shown below:

Election of directors:

Name of Nominee	Number of Votes For	Number of Votes Withheld
Dr. Gerald E. Bisbee, Jr.	99,489,127	2,180,646
Dr. Abhi Acharya	101,462,615	207,158
Mr. Alan W. Baldwin	101,462,615	207,158
Dr. Robert G. McNeil	101,360,178	309,595
Dr. J. Richard Steadman	101,359,827	309,946
Mr. William R. Timken	101,462,615	207,158

Index

Approval of a one-for-fourteen, one-for-sixteen, one-for-eighteen, or one-for-twenty reverse stock split of all of the Company’s issued and outstanding Common Stock, subject to the authority of the Board:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining

98,246,721	3,342,687	80,365

Ratification of the selection of Ernst &Young LLP as independent auditors for the fiscal year ending December 31, 2008:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
101,507,235	140,870	21,668

Item 5. Other Information.

None.

Index

Item 6. Exhibits.

(a)	Exhibits.

The following Exhibits are filed herewith and made a part hereof:

Number	Description

3.1	Amended and Restated Certificate of Incorporation (as amended) (1)

3.2	Second Amended and Restated By-Laws (as adopted on September 21, 2007) (2)

4.1	Specimen Common Stock Certificate(3)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (21)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (4)

4.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company (5)

4.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (6)

4.6	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (7)

4.7*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated, effective April 1, 2004 (8)

4.8*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated, effective April 1, 2004 (8)

4.9*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated, effective January 31, 2003 (9)

4.10*	Form of Employee Incentive Stock Option Agreement for the Employee Stock Option Plan (1)

4.11*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement for the Employee Stock Option Plan (1)

4.12*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Stock Option Plan (1)

4.13*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Supplemental Stock Option Plan (1)

4.14*	Form of Nonqualified Employee or Consultant Stock Option Agreement (21)

4.15*	Form of Nonqualified Non-Employee Director Stock Option Agreement (21)

4.16	Second Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein, dated as of August 23, 2007 (10)

Index

4.17	Amended and Restated Registration Rights Agreement between the Company and the Investors listed therein (4)

4.18	Common Stock Registration Rights Agreement by and among the Company and the Stockholders named therein, dated as of April 19, 2004 (11)

4.19	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006 and December 1, 2006 (12)

4.20	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of March 2, March 30, and April 5 2007 (5, (13)

4.21	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of July 24, 2008 (7)

4.22	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 14, 2005 (4)

4.23	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of November 30 and December 1, 2006 (12)

4.24	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007 (5),(13)

4.25	Warrant Certificate by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007 (13)

4.26	Form of Warrant to Purchase Common Stock by and between the Company and Individual named therein, dated October 1, 2003 (21)

4.27	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Harris Nesbitt Gerard, Inc. (4)

4.28	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Vail Securities Investment, Inc. (4)

4.29	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007 (21)

4.30	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007 (21)

4.31	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 24, 2008 (7)

4.32	Form of Option Agreement by and between the Company and the Individuals named therein, dated as of November 30, and December 1, 2006 (12)

4.33	Form of Option Agreement by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007 (5),(13)

10.1	Form of Indemnification Agreement (15)

10.2*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company, dated March 23, 2004 (16)

10.3*	Employment Agreement by and between Brion D. Umidi and the Company, dated March 23, 2004 (17)

Index

10.4	License Agreement by and between the Company and Linvatec Corporation, dated April 7, 2000 (17)

10.5	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li, dated August 24, 1995 (17)

10.6*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman, dated April 9, 1997 (17)

10.7	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company, dated November 30, 1998 (18)

10.8	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company, dated March 14, 2000 (17)

10.9	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company, dated February 20, 2001 (17)

10.10	Letter Agreement by and between the Company and Sulzer Orthopedics AG, dated January 18, 2002 (170)

10.11	Distributor Agreement by and between the Company and XMedica, effective as of October 24, 2005 (19)

10.12	Agreement by and between the Company and MedWork AG ,dated as of January 1, 2005 (20)

10.13	Consulting Agreement by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007 (13)

21.1	Subsidiaries of the Registrant (21)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated August 8, 2008 (22)

31.2	Section 302 Certification from Brion Umidi, dated August 8, 2008 (22)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated August 8, 2008 (22)

32.2	Section 906 Certification from Brion Umidi, dated August 8, 2008 (22)
____________

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 24, 2007 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 19, 2007 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 30, 2008 (File No. 000-20805).

Index

(8)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2004 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 24, 2007 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on April 26, 2004 (File No. 333-114867).

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(17)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2007 (File No. 000-20805).

(22)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2008.

REGEN BIOLOGICS, INC.

By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and
Chief Financial Officer