Form 10-Q
period 2008-09-30
REGEN BIOLOGICS INC
filed 2008-11-10
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of outstanding shares of the registrant’s common stock as of November 3, 2008 was 104,243,082.

REGEN BIOLOGICS, INC.

INDEX

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	3
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2008 (unaudited) and 2007 (unaudited), the Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited) and the Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)	13
Notes to Condensed Consolidated Financial Statements (unaudited)	14
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures about Market Risk	32
Item 4T. Controls and Procedures	32
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	33
Item 1A. Risk Factors	33
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3. Defaults Upon Senior Securities	34
Item 4. Submission of Matters to a Vote of Security Holders	34
Item 5. Other Information	34
Item 6. Exhibits	35
Signatures	39
Certification

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,458	$4,008
Short-term investments	--	100
Trade receivables, net of allowance for doubtful accounts of $15 and $3, as of September 30, 2008 and December 31, 2007, respectively	192	236
Inventory	308	311
Prepaid expenses and other current assets	187	336
Deferred financing costs	78	--
Total current assets	2,223	4,991
Property and equipment, net	342	402
Other assets	407	109
Total assets	$2,972	$5,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$330	$220
Accounts payable to related party	6	4
Accrued expenses	515	352
Convertible notes payable, face value $2,539, less unamortized discount of $899, placement fee of $5, and including accrued interest of $38	1,673	--
Other current liabilities	14	79
Total current liabilities	2,538	655
Other liabilities	193	204
Long-term portion of capital leases	11	22
Long-term portion of notes payable to related party, including accrued interest of $2,401 and $2,122 at September 30, 2008 and December 31, 2007, respectively	8,444	8,165
Total liabilities	11,186	9,046
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 2,483,116 and 13,260,025 shares at liquidation preference of $1,113 at September 30, 2008 and December 31, 2007, respectively	1,113	1,113
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,583,348 and 11,046,637 shares at liquidation preference of $2,950 as of September 30, 2008 and December 31, 2007, respectively	2,808	2,757
Stockholders’ equity (deficit)
Series D contingently convertible preferred stock, options and warrants; preferred stock, $.01 par value; 500,000 shares authorized; issued and outstanding 135,715 shares at liquidation preference of $5,700 as of September 30, 2008 and December 31, 2007	5,560	5,560
Series F contingently convertible preferred stock and warrants; preferred stock, $.01 par value; 270,000 shares authorized; no shares and 42,321 warrants issued and outstanding at September 30, 2008	580	--
Series E contingently convertible preferred stock, $.01 par value; 500,000 shares authorized; issued and outstanding 11,250 shares at liquidation preference of $101 at September 30, 2008	171	--
Common stock, $.01 par value; 165,000,000 shares authorized; issued 104,243,082 shares at September 30, 2008, and 104,136,941 shares at December 31, 2007	1,044	1,042
Additional paid-in capital	83,019	81,440
Deficit accumulated during development stage	(102,509)	(95,456)
Total stockholders’ deficit	(12,135)	(7,414)
Total liabilities and stockholders’ deficit	$2,972	$5,502
See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from December 21, 1989 (Inception) to
	2008	2007	2008	2007	September 30, 2008
Revenue:
Sales	$365	$249	$921	$577	$5,776
Royalties	15	10	38	33	364
Grant and other revenue	—	—	—	—	433
Total revenue	380	259	959	610	6,573
Expenses:
Costs of goods sold	214	119	494	297	5,379
Research and development	877	890	2,880	3,146	55,500
Business development, general and administrative	1,382	1,592	4,164	5,313	41,897
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	58
Total expenses	2,473	2,601	7,538	8,756	102,834
Operating loss	(2,093)	(2,342)	(6,579)	(8,146)	(96,261)
Merger cost	—	—	—	—	(515)
Interest and other income	10	88	55	300	2,494
Rental income	—	—	—	—	2,547
Rent expense	—	—	—	—	(2,409)
Interest and other expense	(290)	(105)	(478)	(340)	(4,685)
License fees	—	—	—	—	2,050
Net loss	(2,373)	(2,359)	(7,002)	(8,186)	(96,779)
Deemed dividend to Series C Preferred Stockholders upon issuance of Series C Preferred Stock with a beneficial conversion and amortization of related issuance costs	(17)	(17)	(51)	(228)	(5,730)
Deemed dividend to stockholders for issuance of warrants and extension of options	—	—	—	—	(115)
Net loss attributable to common stockholders	$(2,390)	$(2,376)	$(7,053)	$(8,414)	$(102,624)
Basic and diluted net loss per share attributable to common stockholders	$(0.02)	$(0.02)	$(0.07)	$(0.08)	$(3.17)
Weighted average number of shares used for calculation of net loss per share	104,243,082	104,007,843	104,219,968	103,342,270	32,364,820

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Series A - F Convertible Preferred Stock		Series B, Series D, Series E, and Series F Convertible Preferred Stock		Common Stock		Additional Paid-In	Deferred Stock	Deficit Accumulated During Development	Accumulated Other Comprehensive	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990					—	$—			1,400,000	$1	$44		$—		$45
Issuance of common stock at $0.005 per share for cash in November 1991					—	—			700,000	—	3		—		3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	1			—	—	681		—		682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650		—		3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—		(2,476)		(2,476)
Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378		(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for
cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448		—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1		—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1		—		1
Net loss					—	—			—	—	—		(1,342)		(1,342)
Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828		(3,818)		3,012
Net loss					—	—			—	—	—		(1,463)		(1,463)
Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828		(5,281)		1,549
Net loss					—	—			—	—	—		(1,959)		(1,959)
Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)		$(410)

 See accompanying Notes to Condensed Consolidated Financial Statements

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable		Redeemable		Series A – F		Series B, Series D, Series E, and Series F						Deficit
	Convertible Preferred		Convertible Preferred		Convertible Preferred		Convertible Preferred				Additional	Deferred	Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Issuance of common stock at $0.03127 per share for net assets contributed by founders in May 1990									1,400,000	$1	$44				$45
Issuance of common stock at $0.005 per share for cash in November 1991									700,000	—	3				3
Issuance of Series A convertible preferred stock at $1.00 per share for cash in April 1991, net of offering costs of $44					725,000	$1			—	—	681				682
Issuance of Series B convertible preferred stock at $3.00 per share for cash and in exchange for notes payable in January, March, May, and July 1992, net of offering costs of $29					1,226,338	—			—	—	3,650				3,650
Net loss from inception (December 21, 1989) through December 31, 1992					—	—			—	—	—		$(2,476)		(2,476)
Balance at December 31, 1992					1,951,338	1			2,100,000	1	4,378		(2,476)		1,904
Issuance of Series C convertible preferred stock at $4.50 per share for cash in December 1993, net of offering costs of $29					550,552	—			—	—	2,448		—		2,448
Exercise of common stock options at $0.30 per share for cash in February 1993					—	—			200	—	1		—		1
Issuance of common stock at $0.30 per share in 1993 in exchange for services to a consultant					—	—			5,000	—	1		—		1
Net loss					—	—			—	—	—		(1,342)		(1,342)
Balance at December 31, 1993					2,501,890	1			2,105,200	1	6,828		(3,818)		3,012
Net loss					—	—			—	—	—		(1,463)		(1,463)
Balance at December 31, 1994					2,501,890	1			2,105,200	1	6,828		(5,281)		1,549
Net loss					—	—			—	—	—		(1,959)		(1,959)
Balance at December 31, 1995					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)		$(410)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D, Series E, and Series F Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1995 (brought forward)					2,501,890	$1			2,105,200	$1	$6,828		$(7,240)		$(410)
Issuance of Series D convertible preferred stock at $7.25 per share for cash in March and April 1996, net of offering costs of $536					1,191,321	—			—	—	8,101		—		8,101
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in August and October 1996					—	—			163,333	—	43		—		43
Net loss					—	—			—	—	—		(1,931)		(1,931)
Balance at December 31, 1996					3,693,211	1			2,268,533	1	14,972		(9,171)		5,803
Issuance of Series E convertible preferred stock at $7.25 per share for cash in August and September 1997, net of offering costs of $53					335,314	—			—	—	2,378		—		2,378
Exercise of common stock options at $0.10, $0.30, and $0.45 per share in April, August, and September 1997					—	—			32,111	—	5		—		5
Net loss					—	—			—	—	—		(3,868)		(3,868)
Balance at December 31, 1997					4,028,525	1			2,300,644	1	17,355		(13,039)		4,318
Exercise of common stock options at $0.10, $0.20, $1.27, and $1.45 per share in May, July, November and December 1998, respectively					—	—			159,879	—	108		—		108
Compensation expense associated with stock option modifications					—	—			—	—	56		—		56
Net loss					—	—			—	—	—		(3,815)		(3,815)
Balance at December 31, 1998					4,028,525	1			2,460,523	1	17,519		(16,854)		667
Exercise of common stock options at $.725 and $1.45 per share in April, June and August 1999					—	—			42,396	—	32		—		32
Issuance of Series F convertible preferred stock at $8.73 per share for cash					453,310	—			—	—	3,956		—		3,956
Compensation expense associated with stock option grants					—	—			—	—	3,436	$(3,247)	—		189
Net loss					—	—			—	—	—	—	(5,458)		(5,458)
Balance at December 31, 1999					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES A
AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D, Series E, and Series F Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 1999 (brought forward)					4,481,835	$1			2,502,919	$1	$24,943	$(3,247)	$(22,312)		$(614)
Compensation expense associated with stock option grants in prior year					—	—			—	—	—	738	—		738
Compensation expense associated with stock option grants in current year					—	—			—	—	2,124	(1,642)	—		482
Stock options cancelled during 2000					—	—			—	—	(1,089)	1,089	—		—
Net loss					—	—			—	—	—	—	(5,229)		(5,229)
Balance at December 31, 2000					4,481,835	1			2,502,919	1	25,978	(3,062)	(27,541)		(4,623)
Exercise of common stock options at $.10 per share in 2001					—	—			25,000	—	3	—	—		3
Exercise of common stock options at $1.45 per share in 2001					—	—			125	—	—	—	—		—
Compensation expense associated with stock option grants in prior years					—	—			—	—	—	935	—		935
Compensation expense associated with stock option grants in current year					—	—			—	—	1,010	(833)	—		177
Stock options cancelled during 2001					—	—			—	—	(161)	161	—		—
Deferred stock compensation associated with stock option grants to non-employees in 2001					—	—			—	—	228	(131)	—		97
Net loss					—	—			—	—	—	—	(4,330)		(4,330)
Balance at December 31, 2001					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D, Series E, and Series F Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2001 (brought forward)					4,481,835	$1			2,528,044	$1	$27,058	$(2,930)	$(31,871)		$(7,741)
Issuance of Common Stock					—	—			301,930	1	104	—	—		105
Issuance of Convertible Preferred Stock for cash and conversion of bridge financing net of issuance costs of $138					5,564,047	1			—	—	6,716	—	—		6,717
Deferred stock compensation associated with stock option grants in 2002					—	—			—	—	370	(370)	—		—
Compensation expense associated with stock options outstanding					—	—			—	—	452	—			452
Effect of reverse merger and recapitalization:					—	—			—	—	—	—	—		—
Valuation of warrants associated with bridge financing					—	—			—	—	657	—	—		657
Valuation of beneficial conversion associated with bridge financing					—	—			—	—	843	—	—		843
Compensation expense associated with stock options outstanding recognized as a result of the reverse merger					—	—			—	—	2,848	—			2,848
Conversion of convertible preferred shares to Redeemable Convertible Preferred Series A at liquidation / redemption value	15,298,351	$6,855			(5,564,047)	(1)			—	—	(6,854)	—	—		(6,855)
Conversion of convertible preferred shares to Common Stock and Series B Preferred Shares	—	—			(4,481,835)	(1)	12,025,656	$120	297,146	3	(122)	—	—		—
Conversion of Subsidiary Common Stock into Company Common Stock and Series B Preferred Shares:	—	—			—	—	—	—	—	—	—	—	—		—
Elimination of Subsidiary Common Stock	—	—			—	—	—	—	(2,829,974)	(1)	1	—	—		—
Issuance of Company Common Stock	—	—			—	—	—	—	7,781,018	78	(78)	—	—		—
Company Common Stock and related equity held by existing shareholders (net of 18,115 shares held treasury)	—	—			—	—	—	—	8,966,966	89	2,678	—	—		2,767
Conversion of Convertible Preferred Series B Stock to Company Common Stock	—	—			—	—	(12,025,656)	(120)	12,025,656	120	—	—	—		—
Minimum Pension Liability Adjustment	—	—			—	—	—	—	—	—	—	—	—	$(58)	—
Net loss	—	—			—	—	—	—	—	—	—	—	(9,951)	—	—
Net loss and comprehensive loss	—	—			—	—	—	—	—	—	—	—	—	—	(10,009)
Balance at December 31, 2002	15,298,351	6,855			—	—	—	—	29,070,786	291	31,373	—	(41,822)	(58)	(10,216)
Compensation expense associated with stock options outstanding	—	—			—	—	—	—	—	—	664	—	—	—	664
Issuance of Redeemable Convertible Preferred Series C Stock, net of issuance costs of $612, which include the issuance of non-cash consideration in the form of warrants	—	—	22,246,153	$9,357	—	—	—	—	—	—	97	—	—	—	97
Issuance of Common Stock warrants to Series C Stockholders	—	—	—	(969)	—	—	—	—	—	—	969	—	—	—	969
Valuation of beneficial conversion associated with Series C Stock financing	—	—	—	(4,292)	—	—	—	—	—	—	4,292	—	—	—	4,292
Accretion of beneficial conversion associated with Series C Stock financing	—	—	—	4,292	—	—	—	—	—	—	—	(4,292)	—	(4,292)
Issuance of Common Stock - warrants exercised	—	—	—	—	—	—	—	—	230,000	2	113	—	—	—	115
Accretion of Series C Stock issuance cost	—	—	—	51	—	—	—	—	—	—	—	—	(51)	—	(51)
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,989)	—	(5,989)
Balance at December 31, 2003	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D, Series E, and Series F Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2003 (brought forward)	15,298,351	$6,855	22,246,153	$8,439	—	$—	—	$—	29,300,786	$293	$37,508	$—	$(52,154)	$(58)	$(14,411)
Compensation expense associated with stock options outstanding	—	—	—	—	—	—	—	—	—	—	684	—	—	—	684
Accretion of Series C Stock issuance cost	—	—	—	173	—	—	—	—	—	—	—	—	(173)	—	(173)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	589	—	—	—	—	—	—	—	—	(589)	—	(589)
Issuance of Common Stock - warrants exercised net of 8,901 shares held treasury	—	—	—	—	—	—	—	—	141,152	1	58	—	—	—	59
Issuance of Common Stock - options exercised	—	—	—	—	—	—	—	—	261,109	3	77	—	—	—	80
Issuance of Common Stock - common stock offering	—	—	—	—	—	—	—	—	12,074,595	121	9,745	—	—	—	9,866
Conversion of Series A Stock to Common Stock	(642,723)	(288)	—	—	—	—	—	—	642,723	6	282	—	—	—	288
Conversion of Series C Stock to Common Stock	—	—	(9,302,620)	(4,168)	—	—	—	—	9,302,620	93	4,075	—	—	—	4,168
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(7,201)	—	(7,201)
Balance at December 31, 2004	14,655,628	6,567	12,943,533	5,033	—	—	—	—	51,722,985	517	52,429	—	(60,117)	(58)	(7,229)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	454	—	—	—	454
Accretion of Series C Stock issuance cost	—	—	—	109	—	—	—	—	—	—	—	—	(109)	—	(109)
Recognition of Series C Stock issuance cost upon conversion	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Conversion of Series A Preferred Stock to Common Stock	(1,395,603)	(625)	—	—	—	—	—	—	1,395,603	14	611	—	—	—	625
Conversion of Series C Preferred Stock to Common Stock	—	—	(1,896,896)	(850)	—	—	—	—	1,896,896	19	831	—	—	—	850
Issuance of Common Stock - work completed	—	—	—	—	—	—	—	—	100,000	1	92	—	—	—	93
Issuance of Common Stock - options exercised	—	—	—	—	—	—	—	—	20,000	—	3	—	—	—	3
Issuance of Common Stock and warrants - common stock offering	—	—	—	—	—	—	—	—	14,011,178	140	11,067	—	—	—	11,207
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	—	—	—	—	—	—	—	—	—	—	—	58	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(11,731)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,673)
Balance at December 31, 2005	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred		Series B, Series D, Series E, and Series F Convertible Preferred				Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock		Stock		Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2005 (brought forward)	13,260,025	$5,942	11,046,637	$4,402	—	$—	—	$—	69,146,662	$691	$65,487	$—	$(72,067)	$—	$(5,889)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,183	—	—	—	1,183
Accretion of Series C Stock issuance cost	—	—	—	110	—	—	—	—	—	—	—	—	(110)	—	(110)
Issuance of Common Stock - services rendered	—	—	—	—	—	—	—	—	40,000	—	18	—	—	—	18
Issuance of Common Stock - options exercised	—	—	—	—	—	—	—	—	310,178	4	113	—	—	—	117
Issuance of Common Stock - conversion of warrants	—	—	—	—	—	—	—	—	375,967	4	(4)	—	—	—	—
Issuance of Common Stock and warrants - common stock offering	—	—	—	—	—	—	—	—	18,774,838	188	6,552	—	—	—	6,740
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(12,657)
Balance at December 31, 2006	13,260,025	5,942	11,046,637	4,512	—	—	—	—	88,647,645	887	73,349	—	(84,834)	—	(10,598)
Stock-based compensation expense	—	—	—	—	—	—	—	—	—	—	1,262	—	—	—	1,262
Accretion of Series C Stock issuance cost	—	—	—	245	—	—	—	—	—	—	—	—	(245)	—	(245)
Valuation of issuance of warrants and extension of options	—	—	—	—	—	—	—	—	—	—	115	—	—	—	115
Deemed dividend to stockholders for issuance of warrants and extension of options	—	—	—	—	—	—	—	—	—	—	(115)	—	—	—	(115)
Conversion of Series A preferred stock	(10,776,909)	(4,829)	—	—	—	—	—	—	10,776,909	108	4,721	—	—	—	4,829
Conversion of Series C preferred stock	—	—	(4,463,289)	(2,000)	—	—	—	—	4,463,289	45	1,955	—	—	—	2,000
Issuance of Series D preferred stock and preferred stock options and warrants, net of issuance costs	—	—	—	—	—	—	135,715	5,560	—	—	69	—	—	—	5,629
Issuance of Common Stock - work completed	—	—	—	—	—	—	—	—	188,572	2	84	—	—	—	86
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	(10,377)	—	(10,377)
Balance at December 31, 2007	2,483,116	$1,113	6,583,348	$2,757	—	$—	135,715	$5,560	104,076,415	$1,042	$81,440	$—	$(95,456)	$—	$(7,414)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
Period from December 21, 1989 (inception) to September 30, 2008 (unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred		Redeemable Convertible Preferred		Series A - F Convertible Preferred			Series B, Series D, Series E, and Series F Convertible Preferred						Additional	Deferred	Deficit Accumulated During	Accumulated Other	Total Stockholders'
	Stock		Stock		Stock			Stock				Common Stock		Paid-In	Stock	Development	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares		Amount		Shares	Amount	Capital	Compensation	Stage	Loss	(Deficit)
Balance at December 31, 2007 (brought forward)	2,483,116	$1,113	6,583,348	$2,757	—	$—		135,715		$5,560		104,076,415	$1,042	$81,440	$—	$(95,456)	$—	$(7,414)
Stock-based compensation expense	—	—	—	—	—	—		—		—		—	—	1,124	—	—	—	1,124
Accretion of Series C Stock issuance cost	—	—	—	51	—	—		—		—		—	—	—	—	(51)	—	(51)
Issuance of Common Stock - work completed	—	—	—	—	—	—		—		—		166,667	2	(2)	—	—	—	—
Issuance of Series E Preferred Stock-work completed	—	—	—	—	—	—		11,250		171		—	—	—	—	—	—	171
Issuance of Series F preferred warrants—convertible debt financing	—	—	—	—	—	—	—	—	—	580		—	—	—	—	—	—	580
Convertible debt issuance - beneficial conversion feature	—	—	—	—	—	—	—	—	—	—	—	—	—	457	—	—	—	457
Net loss and comprehensive loss	—	—	—	—	—	—		—		—		—	—	—	—	(7,002)	—	(7,002)
Balance at September 30, 2008	2,483,116	$1,113	6,583,348	$2,808	—	$—		146,965		$6,311		104,243,082	$1,044	$83,019	$—	$(102,509)	$—	$(12,135)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,		Period from December 21, 1989 (Inception) to
	2008	2007	September 30, 2008

Net loss	$(7,002)	$(8,186)	$(96,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,224	955	11,696
Amortization of debt discount for warrant and beneficial conversion feature	138	—	1,638
Depreciation and amortization	77	64	2,451
Loss on disposal of property and equipment	—	—	9
Recognition of expense for the minimum pension liability upon termination of defined benefit pension plan	—	—	58
Exchange (gain) loss	(38)	19	37
Changes in operating assets and liabilities:
Other current assets and receivables	265	101	(232)
Inventory	3	(145)	(308)
Other assets	(298)	30	(357)
Accounts payable and accrued expenses	592	30	3,172
Other liabilities	(76)	(38)	49
Net cash used in operating activities	(5,115)	(7,170)	(78,566)
Investing Activities
Purchases of property and equipment	(18)	(167)	(2,498)
Changes in investments	100	137	2,945
Net cash provided by (used in) investing activities	82	(30)	447
Financing Activities
Issuance of common stock to founders for contributed patents	—	—	42
Issuance of Series B preferred stock upon conversion of interest payable	—	—	6
Issuance of convertible debt and preferred stock warrants	2,534	—	2,534
Payment of deferred financing costs	(78)	—	(78)
Reduction in payable to stockholder	—	—	(76)
Issuance of convertible preferred stock and preferred stock options and warrants, net of issuance costs paid in cash	—	5,560	39,781
Issuance of common stock and warrants	—	—	28,487
Repayment of capital lease obligations	(11)	(11)	(174)
Proceeds from notes payable	—	—	11,410
Payments on notes payable	—	—	(2,323)
Net cash provided by financing activities	2,445	5,549	79,609
Effect of exchange rate changes on cash	38	(19)	(33)
Net decrease in cash and cash equivalents	(2,550)	(1,670)	1,457
Cash and cash equivalents at beginning of period	4,008	7,268	1
Cash and cash equivalents at end of period	$1,458	$5,598	$1,458

Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Issuance of Series B convertible preferred stock upon conversion of notes payable	$—	$—	$300
Equipment purchased pursuant to capital leases	—	—	198
Cancellation of stock options associated with deferred stock compensation	—	—	1,250
Net assets assumed in merger	—	—	2,733
Conversion of bridge financing to equity	—	—	2,860
Beneficial Conversion of Series C Stock	—	—	4,292
Beneficial Conversion of Convertible Debt Issuance	457	—	457
Warrants associated with Series C Stock	—	—	969
Warrants associated with Series C Stock private placement agent fee	—	—	97
Warrants associated with consulting services	—	69	69
Warrants associated with Series F Stock	580	—	580
Conversion of Series A Preferred Stock	—	4,829	5,742
Issuance of Common Stock-conversion of warrants	—	—	14
Conversion of Series C Preferred Stock	—	2,000	7,018
Issuance of Common Stock for services rendered	—	47	197
Issuance of Series E Preferred Stock for services rendered	171	—	171
Non-employee options exercised, net-share settled	—	—	1
Cash disclosure:
Cash paid for interest	5	6	338

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

Going Concern Considerations

The Company has significant liquidity constraints and, as explained below, there is substantial doubt about the Company’s ability to continue as a going concern beyond November 2008.

The Company’s continued operations are highly dependent upon its ability to access additional financing and to obtain and maintain regulatory clearance and approvals for its products. Although Menaflex is marketed for sale and distributed in certain markets outside the U.S., it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval.

As discussed in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2007, all of the Company’s long-term debt (balance of $8,444 at September 30, 2008) becomes due and payable on December 31, 2009, and the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preferences of $1,113 and $2,950, respectively, at September 30, 2008) become redeemable at the option of not less than a majority of the holders in June 2009 and September 2010, respectively. In addition, in July 2008, the Company issued $2,539 of convertible notes (see “Convertible Notes” below and “Convertible Notes Payable Financing” under Note 5). The notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009, unless converted earlier to equity (at the option of the holders).

The Company will need to pursue additional financing in order to support ongoing operations, including meeting its future debt service requirements. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In the three and nine month periods ended September 30, 2008, the Company incurred net losses of $2,373 and $7,002, respectively and used $5,115 of cash in operating activities in the nine months ended September 30, 2008. Beginning in the fourth quarter of 2007, the Company implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and capital expenditures.

Index

At October 31, 2008, the Company had cash of $712. Management estimates that existing cash balances will enable the Company to operate through November 2008. Management’s estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate of cash needs include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our latest 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. Additional cash will be required to support operations beyond November 2008. In addition to managing expenses, management has contacted potential industry partners to discuss possible product licensing arrangements or other business relationships. At this time we have received no commitments for such arrangements or relationships nor have we received any commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if we are unable to access sufficient cash through external financings or any other business relationships, the Company will not be able to continue as a going concern beyond November 2008. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Business and Regulatory Risks and Uncertainties

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

In December 2006 the Company submitted a revised 510(k) premarket notification to the FDA for the Collagen Scaffold. In March 2007, the Company received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 the Company responded to the FDA’s request and in the third quarter of 2007 the Company received an NSE letter from the FDA regarding the revised 510(k) submission. The Company has been pursuing appeal of the NSE decision through FDA administrative channels. Following discussions with the FDA, in July 2008, the Company submitted its latest 510(k) premarket notification to the FDA for the Collagen Scaffold. Recently, the FDA scheduled a meeting of the Orthopaedic and Rehabilitation Devices Advisory Panel (“Orthopaedic Panel”) to discuss and make recommendations on the ReGen collagen scaffold 510(k). The meeting is scheduled for November 14, 2008. After the Orthopaedic Panel meeting, the FDA will use input from the Orthopaedic Panel to make a formal clearance decision.  The time frame for such a decision is uncertain.

The process of obtaining regulatory clearance or approval to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearance or approval will be granted on a timely basis, if at all. If the 510(k) process continues to take longer than expected or the Collagen Scaffold device is not cleared, it will substantially delay our ability to commercialize the Collagen Scaffold and negatively impact our business. If the Collagen Scaffold device is not cleared through the 510(k) process, the Company still has the option of (subject to the limitations created by our liquidity constraints) completing its submission to the FDA of the premarket approval application, or PMA for the CMI, although the Company does not foresee pursuing completion of the PMA at this time. The PMA process is typically more costly, lengthy and uncertain than the 510(k) clearance process.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including for example establishing distribution channels and identifying third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Company’s products. While the Company is working to address these issues on a limited basis, there is no guarantee that the Company will be able to effectively address these challenges in any given time frame.

Adoption of New Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3, was effective upon issuance. FSP 157-3 clarifies the application of FASB Statement No. 157, Fair Value Measurements (SFAS No. 157), in a market that is not active.  See below for a discussion of SFAS No. 157.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP No. 157-2, was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. A discussion of SFAS No. 157 follows.

Index

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

There were no gains or losses for the period ended September 30, 2008 included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Adoption of the provisions of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $1,235 and $1,245, in a money market account and $86 and $902 in a sweep account as of September 30, 2008 and December 31, 2007, respectively. The Company also held cash equivalents in commercial paper of $0 and $955 at September 30, 2008 and December 31, 2007, respectively, and in federal agency mortgage-backed securities of $0 and $495, at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008 and December 31, 2007, respectively, the Company held cash of $22 and $308 in a foreign account.

All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At December 31, 2007, the Company had invested $100 in commercial paper. The Company did not have any material realized or unrealized gains or losses at September 30, 2008 or December 31, 2007.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $15 and $3 at September 30, 2008 and December 31, 2007, respectively.

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

Inventory consists of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Raw material	$33	$24
Work in process	45	37
Finished goods	230	250
	$308	$311

Inventory was adjusted down $1 and $8 during the three and nine months ended September 30, 2008, and $0 for each of the same periods in 2007. At September 30, 2008 and December 31, 2007, 5% and 1%, respectively, of total inventory was valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes may not be adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

Other assets

Other non-current assets consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Escrow deposit	$304	$—
Security deposit	100	100
Other assets	3	9
	$407	$109

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

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2008	December 31, 2007
	(In thousands)
Accrued professional fees	$360	$238
Accrued wages and vacation	60	89
Accrued printing cost	25	15
Other accrued cost	70	10
	$515	$352

Index

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG has cash accounts denominated in Swiss francs (CHF), Euros and USD and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction (gains) or losses included in the consolidated results of operations for the three month and nine month periods ended September 30, 2008 approximated $10 and $0, respectively, and $(3) and $19, respectively, for the same periods in 2007.

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

The Company uses the Black-Scholes model to estimate grant date fair value. For expected volatility, the Company uses its historical realized volatility, calculated using historical stock prices of the Company since June 2002. The expected term of options granted after January 1, 2006, is generally estimated to be seven years, given the contractual term of ten years and vesting period of four years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For options issued in our Series E Stock, we value these options based upon the equivalent fair value of options in common stock into which our Series E Stock is contingently convertible. We believe the fair value of our Series E Stock is equivalent to the fair value of our common stock on an as converted basis.

In the second quarter of 2008, the Company granted employees and directors options to purchase 109,065 shares of Series E Stock (or 10,906,500 shares of common stock after mandatory conversion of the Series E Stock), with an estimated weighted average grant date fair values of $13 per share (or $0.13 per share of common stock). Included in these grants were performance-based options to purchase 98,865 shares of Series E Stock (or 9,886,500 shares of common stock after mandatory conversion of the Series E Stock) with vesting that is contingent upon FDA clearance of the Company’s Collagen Scaffold device. No expense has been recognized in 2008 related to these performance-based options. In the first quarter of 2007, the Company granted options to employees, officers and directors to purchase an aggregate of 4,375,642 shares of the Company’s common stock, with a per share weighted average fair value of $0.33. The Company did not grant employee or director options during the first and third quarters of 2008, the second quarter of 2007 or the third quarter of 2007.

During the third quarter 2008, the Company granted a consultant options to purchase 75,000 shares of common stock with a grant date fair value of $0.16.  The grant will be fully vested upon FDA clearance of the Company’s Collagen Scaffold device provided that such clearance occurs on or before December 31, 2008.  During the second quarter of 2008, the Company granted options to non-employee consultants to purchase 8,445 shares of Series E Stock (or 844,500 shares of common stock after mandatory conversion of the Series E Stock), with an estimated weighted average grant date fair values of $12 per share (or $0.12 per share of common stock). Included in these grants were performance-based options for 485 shares of Series E Stock (or 48,500 shares of common stock after mandatory conversion of the Series E Stock) with vesting that is contingent upon FDA clearance of the Company’s Collagen Scaffold device. Also, during the second quarter of 2008, the Company granted options to a non-employee consultant to purchase 100,000 shares of common stock, with an estimated weighted average grant date fair values of $0.12 per share. During the first quarter of 2007, the Company granted options to non-employee consultants to purchase 100,000 shares of the Company’s common stock with an estimated per share fair value of $0.36 at the measurement date.

Amortization of compensation costs recognized for the three months ended September 30, 2008 and 2007, for grants awarded to employees and directors approximated $291 and $277, respectively. Amortization of compensation costs recognized for the nine months ended September 30, 2008 and 2007, for grants awarded to employees and directors approximated $1,009 and $868, respectively. Costs recognized for the three months ended September 30, 2008 and 2007 for grants awarded to non-employee consultants approximated $12 and $1, respectively. Costs recognized for the nine months ended September 30, 2008 and 2007 for grants awarded to non-employee consultants approximated $44 and $32, respectively. To date, no expense has been recognized for options with vesting contingent upon FDA clearance of the Company’s Collagen Scaffold device.

Index

For services rendered during the three and nine month periods ended September 30, 2008, respectively, the Company issued to a vendor 3,750 and 11,250 shares of its Series E Stock. Related to these issuances the Company included the estimated fair value of $56 and $171 in its results of operations for the three and nine month periods ended September 30, 2008, respectively. In connection with services rendered during 2007, the Company issued to a vendor 166,667 shares of restricted common stock in February 2008. Related to this issuance, the Company included the estimated fair value of $15 in its 2007 results of operations. On June 30, 2007, the Company issued 120,000 shares of its restricted common stock to a vendor for services rendered during the first six months of 2007, and recognized the estimated fair value of $0 and $47 in the Company’s results of operations for the three and nine months ended September 30, 2007, respectively. On October 3, 2007, the Company issued 68,572 shares of restricted common stock to a vendor for services rendered during the third quarter of 2007 and recognized the estimated fair value of $8 in the Company’s results of operations for the three and nine months ended September 30, 2007.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock (or 200,000 common shares if the warrant is exercised after mandatory conversion of the Series D Stock) with the warrant having a five-year term and an exercise price of $42 per share (or $0.42 per common share if the warrant is exercised for shares of the Company’s common stock). Using the Black-Scholes model, the Company has estimated the fair value of the warrant to approximate $69, which has been included as an expense in its 2007 results of operations. The warrants were exercisable for shares of Series D Stock upon issuance.

(2) COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a defendant in lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.

Effective June 27, 2008, management entered into an escrow arrangement to provide for payment of (i) retention bonuses and related payroll taxes for non-executive employees that were paid in August 2008 (approximately $120) and (ii) six months salary and benefit continuation and related payroll taxes for three of the Company’s executive officers (approximately $300). In accordance with the escrow agreement, any funds not disbursed by December 31, 2009, will revert to the Company. The executive salaries and benefits will be continued in the event employment is terminated without cause (with “cause” defined as a material violation of Company policy as outlined in the Company’s employee handbook) or upon the failure of the Company to pay in full the regularly scheduled salary, withholding taxes and benefits of the designated executives as services are rendered by such executives.

In the fourth quarter of 2007 the Company responded to inquiries from the IRS and the state of California pertaining to options granted where the market price of the Company’s stock was higher than the exercise price of the options. In February 2008 and June 2008, the Company received follow-up inquiries from the IRS, to which it responded in May and June 2008, respectively. In July 2008, the Company received another follow-up inquiry to which the Company responded in August 2008.  In connection with the inquiry the Company paid additional payroll taxes of $26, unrelated to options granted where the market price of the Company’s stock was higher than the exercise price of the options. The additional taxes have been included in the Company’s results of operations for the nine months ended September 30, 2008. The IRS closed its inquiry in September 2008.

On November 16, 2006, following our announcement that our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, we received a letter from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting that the Company preserve all documents concerning its granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. At this time, while we intend to cooperate with the SEC, we cannot predict what consequences the SEC inquiry will have on the Company. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry.

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

Index

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

Our products are marketed in the European Union (the “EU”), Switzerland, and the Republic of South Africa, through ReGen AG. Currently, the Company has distributorship agreements with independent orthopedic device marketing organizations for the distribution of our products in Italy, Spain, Andorra, Poland, the Republic of South Africa and the United Kingdom (the “U.K.”). SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers.

Concentrations of receivables and revenue by geographic location as of and for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Receivables:
U.S. (Linvatec)	41%	22%	41%	22%
Germany (various)	28%	52%	28%	52%
Italy (Xmedica)	0%	15%	0%	15%
Spain (Hoscenter, Polymedic)	0%	1%	0%	1%
Austria (various)	4%	4%	4%	4%
U.K. (Hospital Innovations)	12%	0%	12%	0%
Poland (Biocare)	3%	0%	3%	0%
South Africa (Grucox)	9%	0%	9%	0%
Switzerland (various)	3%	4%	3%	4%
Belgium (various)	0%	2%	0%	2%
Sales revenue:
U.S. (Linvatec)	35%	35%	22%	43%
Germany (various)	44%	50%	43%	39%
Italy (Xmedica)	5%	9%	9%	10%
Spain (Hoscenter, Polymedic)	0%	0%	4%	4%
Austria (various)	3%	2%	7%	1%
U.K. (Hospital Innovations)	5%	0%	5%	0%
Poland (Biocare)	1%	0%	3%	0%
South Africa (Grucox)	5%	0%	3%	0%
Switzerland (various)	2%	3%	4%	2%
Belgium (various)	0%	1%	0%	1%
Royalties:
U.S. (Linvatec)	100%	100%	100%	100%

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained by alternative suppliers, subject to the time and other resources required to initiate new vendor relationships.

At September 30, 2008 and December 31, 2007, 2% and 1%, respectively, of the Company’s cash and cash equivalents balance was held in foreign currencies and 5% and 16%, respectively, of current liabilities related to unsettled obligations denominated in foreign currencies. For the three and nine month periods ended September 30, 2008, 21% and 20%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies. For the three and nine month periods ended September 30, 2007, 20% and 19%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies.

(4) RELATED PARTY TRANSACTIONS

Amounts due to related parties, $6 and $4, respectively, at September 30, 2008 and December 31, 2007, represent royalty payments due to an individual who is a shareholder and director.

Index

The Company’s statements of operations for the three month and nine months ended September 30, 2008 and 2007 include $6 and $11 and $2 and $8, respectively, representing royalties to an individual who is a shareholder and director of the Company, and $5 and $8, respectively, for donations made to support orthopedic research conducted by the Steadman Hawkins Sports Medicine Foundation, for which the same individual is a director. The Company’s statement of operations for the nine months ended September 30, 2008, includes $5 for the payment of legal fees on behalf of a private foundation affiliated with the Company’s CEO, $6 for a contribution to the same private foundation and $9 recognized in other income for website design services provided to an affiliate of the Company’s CEO. The Company’s statements of operations for the three and nine months ended September 30, 2007, also include $4 and $8, respectively, representing reimbursable expenses due to a clinic owned by an individual who is a shareholder and director of the Company.

 (5) CONVERTIBLE NOTES PAYABLE FINANCING

On July 24, 2008, the Company entered into a Subscription Agreement (the “Subscription Agreement”) among the Company and several investors named therein for the private placement of the Company’s unsecured convertible notes (the “Notes”).  Under the terms of the financing, the Company sold $2,539 aggregate principal amount of the Notes, which accrue interest at an annual rate of 8% and become due and payable on July 24, 2009.  At the option of the holders, the Notes may be converted into the Company’s Series F Convertible Preferred Stock, par value $0.01 per share (“Series F Stock”) at a price of $15 per share or into the Company’s common stock, par value $0.01 per share (“Common Stock”) at an initial conversion price of $0.15 per share if the Series F Stock has previously converted into Common Stock upon a Mandatory Conversion (as defined below).  As discussed in Note 6, the Series F Stock is contingently convertible into Common Stock and was not convertible at September 30, 2008.  In connection with the financing, the Company issued five year warrants equal to 25% of the shares into which the Notes may convert, or 42,321 shares of Series F Stock, exercisable at a price of $1.00 per share (or approximately 4,232,095 shares of Common Stock, exercisable at a price of $0.01 per share if the Series F Stock is converted into Common Stock upon a Mandatory Conversion). Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

The Notes have been recorded net of a discount of $1,037 related to the estimated relative fair value of the warrants ($580) and the intrinsic value of the beneficial conversion feature associated with the Notes ($457). The total discount is being amortized as additional interest over the term of the Notes.  Amortization of the discount was $138 for the three and nine months ended September 30, 2008.

The Notes were issued with a beneficial conversion feature, having an estimated intrinsic value of approximately $457. The intrinsic value of the beneficial conversion feature was determined under EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, by comparing the effective conversion price of the Notes to the estimated fair value of the Series F Stock at July 24, 2008.  The effective conversion price of the Notes was determined by assigning the proceeds of the offering between the Notes and the warrants on a relative fair value basis. The Company estimated the fair values of the Series F Stock and the warrants, neither of which are exchange-traded, utilizing an option pricing model. The option pricing method considers all relevant terms of the stockholders agreement on the date of the financing transaction, including the level of seniority among the securities, dividend policy, conversion ratios and redemption rights, upon liquidation of the enterprise, as of an estimated liquidation date.

The holders of the Notes and the Series F Stock have certain terminable preemptive rights to purchase a pro rata share in a subsequent qualified financing by the Company.  The potential common stock conversion rate of the Notes and the Series F Stock is subject to the anti-dilution rights of the holders of each. The Company has agreed to use commercially reasonable efforts to register the Common Stock into which the shares of Series F Stock and the warrants would convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by a majority of the holders of such Common Stock. However, the agreement contains no financial penalties if the Company is unable to effect such registration.

As of September 30, 2008 the Series F warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

(6) STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of September 30, 2008, the Company has 165,000,000 authorized shares of common stock, of which 104,243,082 shares of common stock were outstanding. Also at September 30, 2008, the Company had reserved 9,066,464 shares of common stock for conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A Stock”) and Series C Redeemable Convertible Preferred Stock (“Series C Stock”), 45,467,485 shares of common stock for the exercise of outstanding stock options and warrants and 500,000 shares for issuance to vendors for services to be rendered. With respect to rights on liquidation, dissolution and winding up, the Series A Stock and Series C Stock rank equally with each other and rank senior to the Company’s other classes of Preferred Stock and to its Common Stock.

As of September 30, 2008, the Company has 500,000 shares of authorized Series D Convertible Preferred Stock (“Series D Stock”), of which 135,715 shares were issued and 200,939 shares were reserved for exercise of options and warrants. Each share of Series D Stock is mandatorily convertible into 100 shares of common stock upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion. The Series D Stock is contingently convertible and was not convertible at September 30, 2008. With respect to rights on liquidation, dissolution and winding up of the Company, the Series D Stock ranks junior to the Company’s Series A Stock and Series C Stock and ranks senior to the Company’s other classes of Preferred Stock and to its Common Stock.

Index

As of September 30, 2008, the Company has 500,000 shares of authorized Series E Preferred Stock (“Series E Stock”), of which 11,250 shares were issued, 474,771 shares were reserved for exercise of options, and 3,750 shares were reserved for issuance to vendors for services to be rendered. Each share of Series E Stock is mandatorily convertible into 100 shares of common stock upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion. The Series E Stock is contingently convertible and was not convertible at September 30, 2008. With respect to rights on liquidation, dissolution and winding up of the Company, the Series E Stock ranks junior to the Company’s other classes of Preferred Stock and senior to its Common Stock.

As of September 30, 2008, the Company has 270,000 shares of authorized Series F Preferred Stock (“Series F Stock”), of which 42,321 shares were reserved for exercise of warrants, and 182,824 shares were reserved for conversion of the unsecured convertible notes(see Note 5). The notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009.  At the option of the holders, the notes may be converted into Series F Stock. Each share of Series F Stock is mandatorily convertible, initially, into 100 shares of common stock upon the occurrence of certain events, such that a sufficient number of shares of common stock are available to effect the conversion. The Series F Stock is contingently convertible and was not convertible at September 30, 2008. With respect to rights on liquidation, dissolution and winding up of the Company, the Series F Stock ranks senior to the Company’s Series E Stock and to its Common Stock and ranks junior to the Company’s other classes of Preferred Stock.

Redeemable Convertible Preferred Stock

During the first three quarters of 2008 there were no conversions of Preferred Stock.  During the first quarter of 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. As a result of the Series C Stock conversions, $173 of unamortized issuance cost associated with the Series C Stock was recognized in the three months ended March 31, 2007 for purposes of determining net loss attributable to common stockholders.  There were no conversions of Preferred Stock during the second or third quarter of 2007.

Contingently Convertible Preferred Stock

In connection with the issuance of the Convertible Notes Payable, on July 21, 2008, the Company’s Board of Directors authorized the filing of a Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (the “Series F Certificate”) with the Secretary of State of the State of Delaware to designate and establish 270,000 shares of Series F Stock.  The Series F Certificate was filed on July 23, 2008 and was effective upon filing.  The Series F Certificate provides, among other things, that each share of Series F Stock is mandatorily convertible into 100 shares, initially, of Common Stock immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock or (ii) the effectiveness of a reverse stock split of the Common Stock, in either case, such that there are a sufficient number of shares of Common Stock available to effect the conversion, after taking into account all other shares of Common Stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company.  Either of such corporate actions is subject to the approval of the Company’s shareholders before they may be executed. At the 2008 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fourteen, one-for-sixteen, one-for-eighteen or one-for-twenty reverse stock split, subject to the discretion of the Company’s Board of Directors before November 30, 2008. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. The holders of Series F Stock each have one vote for each full share of common stock into which the shares of Series F Stock are convertible on the record date for the vote.  Holders of the Series F Stock do not have a contractual obligation to share in the losses of the Company.  In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series F Stock are entitled to receive a liquidation preference of $15 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations or similar events involving the Series F Stock. There were no issued or outstanding shares of Series F Stock at September 30, 2008.

On March 2, 2007, March 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D Stock, resulting in aggregate proceeds net of issuance costs approximating $5,600 (the “Series D Financing”). Each share of Series D Stock is mandatorily convertible into 100 shares of the Company’s common stock, subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock or (ii) the effectiveness of a reverse stock split of the Company’s common stock, in either case such that there are a sufficient number of shares of common stock available to effect the conversion after taking into account all other shares of common stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or the exercise of any options or warrants authorized by the Company. Either of such corporate actions is subject to the approval of our shareholders before they may be executed. The holders of Series D Stock each have one vote for each full share of common stock into which their shares of preferred stock are convertible on the record date for the vote. Holders of the Series D Stock do not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock are entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D Stock is mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that will be recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event. The aggregate intrinsic value of the contingent beneficial conversion feature on the dates of issue was approximately $1,480.

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

As of September 30, 2008 and December 31, 2007, both the Series D options and warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

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

At the 2008 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fourteen, one-for-sixteen, one-for-eighteen or one-for-twenty reverse stock split, subject to the discretion of the Company’s Board of Directors before November 30, 2008. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. Neither the Series D Stock, nor the Series E Stock was convertible at September 30, 2008.

On April 5, 2008 the Company granted its non-employee directors, its employees, and certain consultants options to purchase a total of 116,550 shares of Series E Stock at an exercise price of $16 per share (or 11,655,000 shares of common stock at $0.16 per share, which equaled the market price of the Company’s stock on the grant date, if exercised after mandatory conversion of the Series E Stock). For one of the grants, to a consultant for 2,000 shares of Series E Stock (200,000 shares of common stock if exercised after mandatory conversion of the Series E Stock), 500 shares of Series E Stock (50,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) were immediately vested at the grant date; the remainder vest quarterly, subject to continued service during each such quarter, on June 30, September 30, and December 31, 2008. Options granted to employees and to a consultant to purchase an aggregate of 15,200 shares of Series E Stock (1,520,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) vest ratably over four years from the grant date. Options granted to employees, directors, and consultants to purchase an aggregated of 99,350 shares of Series E Stock (9,935,000 shares of common stock if exercised after mandatory conversion of the Series E Stock) vest ratably over four years beginning upon FDA clearance of the Company’s Collagen Scaffold device.

Index

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

On September 6, 2008, the Company granted a consultant an option to purchase 75,000 shares of common stock at an exercise price of $0.16 per share, which equaled the market price of the Company’s stock on the grant date. Shares are to vest upon FDA clearance of the Company’s Collagen Scaffold device, provided such clearance is received in 2008.

All of the foregoing grants were made outside of the Company’s stock option plans. Upon grant, the Company reserved 143,510 shares of Series E Stock and 175,000 shares of common stock for issuance upon exercise of the options.

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

Business

We have significant liquidity constraints and there is substantial doubt about our ability to continue as a going concern beyond November 2008. See “Going Concern Considerations” under the section “Liquidity and Capital Resources” below.

We are a development stage orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. Our proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. Some of these applications are marketable currently while others are in various stages of development. The Company’s first approved product using its collagen matrix technology is the Menaflex™ collagen meniscus implant device (also known as the CMI®), which is marketed for sale in the EU, Switzerland, and the Republic of South Africa, through ReGen AG.

We have submitted a 510(k) premarket notification to the FDA for market clearance in the U.S. of the Collagen Scaffold device, which includes an application for the reinforcement and repair of meniscus defects. The 510(k) filing is necessary to obtain clearance to market the Collagen Scaffold as a medical device in the United States. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. The FDA has cleared for marketing, via the 510(k) premarket notification process, several products that we believe are similar in technology and intended use to the Collagen Scaffold and that are used in multiple medical specialties, including general surgery and orthopedics, for soft tissue reinforcement and repair. These devices have been cleared by the FDA as class II devices. We believe that it is appropriate for the FDA to regulate the Collagen Scaffold as a class II device subject to the 510(k) premarket notification process.

Accordingly, relying in part on recently cleared similar devices as predicates, in December 2005 we submitted a 510(k) premarket notification to the FDA for the ReGen® Collagen Scaffold for use in general surgical procedures for the reinforcement and repair of soft tissue where weakness exists, including, but not limited to, general soft tissue defects, hernias, and meniscus defects. The Collagen Scaffold reinforces soft tissue and provides a resorbable scaffold that is replaced by the patient’s own tissue. During the third quarter of 2006, the FDA provided the Company with a letter indicating the FDA’s initial determination that the device is not substantially equivalent, or NSE, to existing class II devices already in receipt of FDA clearance. The Company appealed the FDA’s NSE decision. Subsequently, the FDA provided a letter upholding the NSE decision and indicating that the Company may submit a new 510(k) application for clearance of its Collagen Scaffold device with modified indications for use in the meniscus, as suggested by the Company, and supported by appropriate clinical data.

Index

In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the Collagen Scaffold. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 we responded to the FDA’s request and in the third quarter of 2007 we received an NSE letter from the FDA regarding the revised 510(k) submission. The Company has been pursuing appeal of the NSE decision through FDA administrative channels. Following discussions with the FDA, in July 2008, the Company submitted its latest 510(k) premarket notification to the FDA for the Collagen Scaffold. Recently, the FDA scheduled a meeting of the Orthopaedic and Rehabilitation Devices Advisory Panel (“Orthopaedic Panel”) to discuss and make recommendations on the ReGen collagen scaffold 510(k). The meeting is scheduled for November 14, 2008. After the Orthopaedic Panel meeting, the FDA will use input from the Orthopaedic Panel to make a formal clearance decision. The time frame for such a decision is uncertain.

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

To date, sales of our products have been limited. Although Menaflex is marketed for sale and distributed in certain markets outside the U.S., currently it is not cleared for sale or marketed in the U.S., and ReGen is making no claim regarding its safety, effectiveness or its potential for premarketing approval by the FDA. ReGen has exclusive worldwide rights to market Menaflex subject to relevant regulatory clearance in each market. In 2005 we created a wholly-owned subsidiary, ReGen AG to conduct our distribution activities outside the U.S. through local market distributors and a limited number of employees to be hired by the Company or ReGen AG. Currently, we have distributorship agreements with independent orthopedic device marketing organizations for distribution of our products in the U.K., Italy, Spain, Andorra, Poland, and the Republic of South Africa. During 2008 our international priorities are growing sales of our products in current markets and evaluating distribution opportunities for our products in select new markets.

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

Index

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended September 30, 2008, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007, including our adoption effective January 1, 2008, of SFAS No. 157, Fair Value Measurements, and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which did not have a material effect on our consolidated financial statements. For further discussion of our accounting policies see Note 3 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2004 to 2007. In addition, the Company’s net operating loss carryforwards that relate to 1991 and forward are subject to adjustment by these tax authorities. At June 30, 2008, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three and nine month periods ended September 30, 2008 and 2007, the Company did not have any income tax related interest or penalties.

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

For stock issued to vendors for services, we recognize expense based on our stock price at the earlier of the date at which a performance commitment by the vendor exists or the date at which the vendor’s performance is complete. Expense recognized for non-employee options and warrants is measured based on management’s estimate of fair value and generally recognized on a straight line basis over the respective service period.

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

We estimate fair value using the Black-Scholes model and the resulting values depend upon the assumptions we input into the model, including the risk-free interest rate, dividend yield, expected lives and expected volatility. We estimate the foregoing factors at the respective measurement dates of the grants. Upon examination of our historical pattern of option exercises in an effort to identify a discernable pattern, we concluded that there was not sufficient data on which to base an estimate of expected term. Consequently, the expected term of options granted after January 1, 2006, is generally estimated to be seven years, given the contractual term of ten years and vesting period of four years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions. For grants made after the Company’s merger with RBio, we estimate volatility using historical weekly closing prices of our stock since the merger through the closest date before the respective grant date.

Index

For options issued in our Series E Stock, we value these options based upon the equivalent fair value of options in common stock into which our Series E Stock is contingently convertible. We believe the fair value of our Series E Stock is equivalent to the fair value of our common stock on an as converted basis. Our Series E Stock ranks junior in liquidation preference to all other series of preferred stock.

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

INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At September 30, 2008 and December 31, 2007, 5% and 1%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

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

Results of Operations

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

REVENUE. Total revenue for the nine months ended September 30, 2008 increased by $349 (57%) over the same period in 2007. The Company’s revenue from sales of our products approximated $365 and $921 for the three months and nine months ended September 30, 2008, respectively, compared with $249 and $577, respectively, for the same periods in 2007. The approximate increases of $116 (47%) for the comparative three-month periods resulted from increased sales of both our Menaflex and SharpShooter products. The approximate net increase of $344 (60%) for the comparative nine-month periods resulted from increased sales of our Menaflex product offset by a decrease in sales of our SharpShooter product. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue increased approximately $5 (50%) for the three months ended September 30, 2008 compared with the same period in 2007 and increased approximately $5 (15%) for the nine months ended September 30, 2008 compared with the same period in 2007. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Title of product passes to our direct sales customers FOB origin and to our distributors either FOB origin or FOB destination, depending upon the specific terms of the respective distributorship agreements. Our customers do not have a right to return the product other than for product defect issues.

Index

For the three months and nine months ended September 30, 2008, Menaflex sales approximated $214 and $665, respectively, compared to approximately $147 and $296, respectively, for the same periods in 2007, increases of approximately 46% and 124%, respectively. Selling prices for the Menaflex ranged from $1,050 to $2,600 per unit. Menaflex sales approximated 59% and 72%, respectively, of total sales for the three month and nine month periods ended September 30, 2008, compared with approximately 59% and 51%, respectively, for the same periods in 2007. During the three and nine months ended September 30, 2008, we sold 133 and 413 Menaflex units, respectively, at average selling prices of $1,572 and $1,566 per unit, respectively, compared with 90 and 201 units, respectively, sold in the same periods of 2007 at average selling prices of $1,632 and $1,474 per unit, respectively.

SharpShooter sales in the three and nine month periods ended September 30, 2008, approximated $151 and $255, respectively, compared with $102 and $280, respectively, for the same periods in 2007, representing an increases of $49 (48%) and decrease of $25 (9%), for the respective three month and nine month periods. For the three month and nine month periods ended September 30, 2008, SharpShooter sales to Linvatec, approximated $128 and $207, respectively, compared to $88 and $246, respectively, for the same periods in 2007, representing an increase of $40 (45%) and decreases of $39 (16%), for the respective three month and nine month periods. SharpShooter sales to ReGen AG customers for the three and nine month periods ended September 30, 2008 approximated $23 and $48, respectively, compared with $13 and $34, respectively, for the same periods in 2007, representing increases of $10 (74%) and $14 (43%), respectively. In the first quarter of 2008, the Company initiated a transition to a new vendor for assembly of a component of its SharpShooter product, which had resulted in a shortage of supply for this component. The supply shortage continued through the transition period, which was substantially concluded during the third quarter of 2008.

COST OF GOODS SOLD. For the three and nine months ended September 30, 2008, cost of goods sold approximated $214 and $494, respectively, compared with approximately $119 and $297, respectively, for the same periods in 2007, representing increases of approximately $95 (80%) and $197 (66%), respectively. The increases primarily relate to higher sales volumes, particularly sales of the Menaflex product. Menaflex cost of goods sold for the three and nine months ended September 30, 2008, approximated $81 and $245 compared with approximately $45 and $88 for the same periods in 2007, increases of approximately $35 (78%) and $157 (178%). The average per unit cost of Menaflex units sold during the nine months ended September 30, 2008 approximated $593 compared with approximately $438 for the same period in 2007. The higher average per unit cost in 2008 is due to varying production volumes and manufacturing costs in the respective periods when the units were produced. At September 30, 2008 and December 31, 2007 all Menaflex units in inventory, as well as the Menaflex units sold during the first three quarters of 2008 and 2007, were valued at cost, which was lower than market.

For the three and nine months ended September 30, 2008, approximately $126 and $234 of cost of goods sold related to SharpShooter units sold compared with approximately $71 and $199 for the same period in 2007, representing approximate increases of $55 (77%) and $35 (17%) for the respective three month and nine month periods. The increases relate to the recent change in supplier for certain SharpShooter components, as well as the increased sales volume of SharpShooter products in the third quarter of 2008 compared with the third quarter of 2007.

Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first nine months of 2008 may not be indicative of a future trend.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and nine months ended September 30, 2008 approximated $877 and $2,880, respectively, compared with approximately $890 and $3,146, respectively, for the same periods in 2007. Significant factors contributing to the net decrease of $13 (1%) for the comparative three month period include: (i) an approximate $99 decrease in compensation expense related to salary and staff reductions; (ii) an approximate $7 net decrease in administrative costs resulting from controls over discretionary spending; partially offset by (iii) an approximate $65 increase in consulting, legal, and other professional fees and related costs associated with our 510(k) submissions to the FDA; and (iv) an approximate $29 increase in non-cash compensation expense related to stock options granted to employees and non employees. Significant factors contributing to the net decrease of $266 (8%) for the comparative nine month periods include: (i) an approximate $166 decrease in compensation expense related to salary and staff reductions; (ii) an approximate $91 decrease in spending for maintenance of patents and other intellectual property; (iii) an approximate $85 decrease in clinical costs associated with our MCT for the CMI and costs related to training and other activities associated with our lateral CMI study in Europe; (iv) an approximate $25 net decrease in facility and other administrative costs as a result of controls over discretionary spending; partially offset by (v) an approximate $92 increase in non-cash compensation expense related to stock options granted to employees and non employees; and (vi) an approximate $9 increase in consulting, legal, and other professional fees and related costs associated with our 510(k) submissions to the FDA.

During 2008 our research and development spending has been primarily for clinical and regulatory activities and maintenance of patents and other intellectual property. During 2007, our research and development was focused largely on the conduct of our CMI MCT and related activities in the U.S. However, we also made progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. Our first sales of the lateral configuration occurred in the first quarter of 2007. Additionally, in 2007 we made progress in the ongoing refinement of our collagen matrix manufacturing processes focused on the increase in production yields and capacity. Lastly, we conducted early research on potential extended applications of our collagen matrix technology.

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

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and nine months ended September 30, 2008 approximated $1,382 and $4,164, respectively, compared with approximately $1,592 and $5,313, respectively, for the same periods in 2007. Significant factors contributing to the approximately $210 (13%) decrease for the comparative three month periods include: (i) an approximate $215 decrease in costs associated with our worldwide marketing and distribution initiatives, including consulting, advertising and promotion; (ii) an approximate $24 decrease in non-cash compensation expense related to stock options and restricted stock granted to employees and non employees;  (iii) an approximate $34 net decrease in general and administrative costs such as travel resulting from controls over discretionary spending; partially offset by (iv) an approximate $64 increase in fees for professional services. Significant factors contributing to the approximately $1,149 (22%) decrease for the comparative nine month periods include: (i) an approximate $675 decrease in costs associated with our worldwide marketing and distribution initiatives, including consulting, advertising and promotion; (ii) an approximate $369 decrease for legal, accounting, printing and other professional services as a result of controls over discretionary spending; and (iii) an approximate $105 decrease in general and administrative costs such as travel as a result of controls over discretionary costs. We expect to continue controls over discretionary spending to conserve cash.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, and interest and other expense. Interest and other income approximated $10 and $55 for the three and nine month periods ended September 30, 2008, respectively, compared with $88 and $300, respectively, for the same periods in 2007. The approximate decreases of $78 (89%) and $245 (82%), respectively, primarily relate to lower cash and cash equivalent balances during 2008 compared to 2007. Interest and other expense approximated $290 and $478 for the three and nine months ended September 30, 2008, respectively, compared with $105 and $340, respectively, for the same periods in 2007. The increases are primarily due to interest expense related to the convertible notes issued in July 2008.

Liquidity and Capital Resources

Going Concern Considerations

The Company’s continued operations are highly dependent upon its ability to access additional financing and to obtain and maintain regulatory clearance and approvals for its products. Although Menaflex is marketed for sale and distributed in certain markets outside the U.S., it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval.

As discussed in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2007, all of the Company’s long-term debt (balance of $8,444 at September 30, 2008) becomes due and payable on December 31, 2009, and the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preferences of $1,113 and $2,950, respectively, at September 30, 2008) become redeemable at the option of not less than a majority of the holders in June 2009 and September 2010, respectively. In addition, in July 2008, the Company issued $2,539 of convertible notes (see “Convertible Notes” below and “Convertible Notes Payable Financing” under Note 5 of the Company's unaudited condensed consolidated financial statements contained elsewhere herein). The notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009, unless converted earlier to equity (at the option of the holders).

The Company will need to pursue additional financing in order to support ongoing operations, including meeting its future debt service requirements. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In the three and nine month periods ended September 30, 2008, the Company incurred net losses of $2,373 and $7,002, respectively and used $5,115 of cash in operating activities in the nine months ended September 30, 2008. Beginning in the fourth quarter of 2007, the Company implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and capital expenditures.

At October 31, 2008, the Company had cash of $712.  Management estimates that existing cash balances will enable the Company to operate through November 2008. Management’s estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate of cash needs include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our latest 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business. Additional cash will be required to support operations beyond November 2008. In addition to managing expenses, management has contacted potential industry partners to discuss possible product licensing arrangements or other business relationships. At this time we have received no commitments for such arrangements or relationships nor have we received any commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if we are unable to access sufficient cash through external financings or any other business relationships, the Company will not be able to continue as a going concern beyond November 2008. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Index

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts, a sweep account and investments in commercial paper and federal agency mortgage-backed securities that meet our classification criteria for cash and cash equivalents. During 2007, the Company held investments in commercial paper and federal agency mortgage-backed securities. All investments were classified as held to maturity, and, accordingly, were carried at amortized cost, which approximates fair value. At September 30, 2008 approximately 2% of our cash and cash equivalents balance is held in foreign currencies. The effect on our 2008 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash and cash equivalents and investments approximated $1,458 as of September 30, 2008 compared with approximately $4,108 as of December 31, 2007. The net decrease in cash and cash equivalents and investments is a result of cash used for operations, for equipment purchases, and for repayment of capital lease obligations, net of proceeds from the $2.5 million in convertible notes in July 2008.

Cash flows

The following table sets forth our sources and uses of cash for the nine-month periods ended September 30, 2008 and 2007.

	September 30,
	2008	2007
	(In thousands)
Net cash used in operations	$(5,115)	$(7,170)
Net cash provided by (used in) investing activities	82	(30)
Net cash provided by financing activities	2,445	5,549
Effect of exchange rate changes on cash	38	(19)
Net decrease in cash and cash equivalents	$(2,550)	$(1,670)

Cash used in operating activities during the nine months ended September 30, 2008 approximated $5,115, which resulted from the net loss of $7,002, adjusted to account for a net increase in accounts receivable, inventory and other assets of approximately $30, a net increase in accounts payable, accrued expenses and other liabilities of $516, together with adjustments of $1,401 for non-cash items, including amortization of the debt discount for warrant and beneficial conversion feature, depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

During the nine months ended September 30, 2008, we used investments in commercial paper of approximately $100, invested approximately $18 in property and equipment and repaid approximately $11 of our capital lease obligations.

Through September 30, 2008, we have incurred cumulative inception to date net losses of approximately $96,779 and used approximately $78,566 in cash for operating activities. The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. Although Menaflex is marketed for sale and distributed in certain markets outside the U.S., it is not approved for sale in the U.S., and the Company makes no claim regarding its safety, effectiveness or its potential for FDA approval. The Company has been pursuing appeal of an NSE decision related to its 510(k) submission to the FDA for market clearance in the U.S. of the Collagen Scaffold, which includes an application for the reinforcement and repair of meniscus defects. In July 2008, following its discussions with the FDA, the Company submitted to the FDA its latest 510(k) premarket notification for the Collagen Scaffold. Recently, the FDA scheduled a meeting of the Orthopaedic and Rehabilitation Devices Advisory Panel (“Orthopaedic Panel”) to discuss and make recommendations on the ReGen collagen scaffold 510(k). The meeting is scheduled for November 14, 2008. After the Orthopaedic Panel meeting, the FDA will use input from the Orthopaedic Panel to make a formal clearance decision. The time frame for such a decision is uncertain. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. If the 510(k) process continues to take longer than expected or the Collagen Scaffold device is not cleared, it will substantially delay our ability to commercialize the Collagen Scaffold, negatively impact our business, and may prevent us from obtaining additional capital.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including for example, establishing distribution channels and identifying third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Company’s products. While the Company is actively working to address these issues on a limited basis, there is no guarantee that the Company will be successful or able to effectively address these challenges in any given time frame.

Index

Financing Transactions

On July 24, 2008, the Company entered into a Subscription Agreement (the “Subscription Agreement”) among the Company and several investors named therein for the private placement of an aggregate principal amount not less than $2 million, but not more than $3 million of the Company’s unsecured convertible notes (the “Notes”).  Under the terms of the financing, the Company sold $2,539 aggregate principal amount of the Notes, which accrue interest at an annual rate of 8% and become due and payable on July 24, 2009.  At the option of the holders, the Notes may be converted into the Company’s Series F Convertible Preferred Stock, par value $0.01 per share (“Series F Stock”) at a price of $15 per share or into the Company’s common stock, par value $0.01 per share (“Common Stock”) at an initial conversion price of $0.15 per share if the Series F Stock has previously converted into Common Stock upon a Mandatory Conversion (as defined below).  The Notes were issued with a beneficial conversion feature which is being recognized as additional interest over the term of the Notes. In connection with the financing, the Company issued five year warrants equal to 25% of the shares into which the Notes may convert for up to approximately 42,300 shares of Series F Stock, exercisable at a price of $1.00 per share or up to approximately 4,232,000 shares of Common Stock, exercisable at a price of $0.01 per share if the Series F Stock is converted into Common Stock upon a Mandatory Conversion.  Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

In connection with the financing, on July 21, 2008, the Company’s Board of Directors authorized the filing of a Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (the “Series F Certificate”) with the Secretary of State of the State of Delaware to designate and establish 270,000 shares of Series F Stock.  The Series F Certificate was filed on July 23, 2008 and was effective upon filing.  The Series F Certificate provides, among other things, that each share of Series F Stock is mandatorily convertible into 100 shares, initially, of Common Stock immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Common Stock such that there are a sufficient number of shares of Common Stock available to effect the conversion, in both situations after taking into account all other shares of Common Stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company.  Either of such corporate actions is subject to the approval of the Company’s shareholders before they may be executed. At the 2008 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fourteen, one-for-sixteen, one-for-eighteen or one-for-twenty reverse stock split, subject to the discretion of the Company’s Board of Directors before November 30, 2008. To date, the Board has not effected a reverse stock split and the Board is not obligated to effect a reverse stock split. The holders of Series F Stock each have one vote for each full share of common stock into which the shares of Series F Stock are convertible on the record date for the vote.  Holders of the Series F Stock do not have a contractual obligation to share in the losses of the Company.  In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series F Stock are entitled to receive a liquidation preference of $15 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations or similar events involving the Series F Stock. The Series F Preferred Stock was not convertible at September 30, 2008.

The holders of the Notes and the Series F Stock have certain terminable preemptive rights to purchase a pro rata share in a subsequent qualified financing by the Company.  The common stock conversion rate of the Notes and the Series F Stock are subject to the anti-dilution rights of the holders of each.  The Company has agreed to use commercially reasonable efforts to register the Common Stock into which the shares of Series F Stock and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors.  However, the agreement contains no financial penalties if the Company is unable to effect such registration.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4T. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Respectively, on October 23, 2007 and on November 2, 2007, the Company received information requests from the United States Internal Revenue Service (the “IRS”) and the state of California Franchise Tax Board regarding options granted where the market price of the Company’s common stock was higher than the exercise price of the options.  The Company responded to both inquiries in November 2007.  On February 11, 2008, June 8, 2008, and July 21, 2008, the Company received follow-up information requests from the IRS specifically regarding Section 162(m) of the Internal Revenue Code and further inquiries regarding the option grants, to which the Company responded in May, June, and August 2008, respectively. In connection with the inquiry the Company paid additional payroll taxes of $26, unrelated to options granted where the market price of the Company’s stock was higher than the exercise price of the options. The additional taxes have been included in the Company’s results of operations for the nine months ended September 30, 2008. The IRS closed its inquiry in September 2008.

We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007, except for the following update to one of those risk factors, which should be read in conjunction with Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2007.

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability. If we continue to incur losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of September 30, 2008, we had an inception to date net loss of approximately $96.8 million and total stockholders’ deficit of approximately $12.1 million. Historically, our net sales have varied significantly. We need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless we receive clearance from the FDA of our 510(k) application relating to the Collagen Scaffold or the CMI is approved by the FDA and becomes commercially available in the U.S., neither of which can be assured.

We submitted an initial 510(k) application to the FDA in December 2005 and submitted a revised 510(k) application with modified indications for use in the meniscus in December 2006. In the third quarter of 2007 we received a NSE letter from the FDA regarding the 510(k) submission. The FDA indicated the device was not substantially equivalent to existing Class II devices already in receipt of FDA clearance. Subsequently, we pursued an appeal of the NSE decision through FDA administrative channels.  In July 2008, following its discussions with the FDA, the Company submitted to the FDA its latest 510(k) premarket notification for the Collagen Scaffold.  The FDA review of our latest 510(k) is ongoing. Recently, the FDA scheduled a meeting of the Orthopaedic and Rehabilitation Devices Advisory Panel (“Orthopaedic Panel”) to discuss and make recommendations on the ReGen collagen scaffold 510(k). The meeting is scheduled for November 14, 2008. After the Orthopaedic Panel meeting, the FDA will use input from the Orthopaedic Panel to make a formal clearance decision. The time frame for such a decision is uncertain. Should the FDA provide clearance for our 510(k) application relating to the Collagen Scaffold, sales of the Collagen Scaffold in the U.S. would not occur for at least several months following such clearance.  If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue to operate as a going concern, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

Based upon current cash balances and planned spending rates, management estimates that the Company has adequate cash and investments on hand to support ongoing operations through at least November 2008. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include: (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our 510(k) submission to the FDA; (iii) decisions we make regarding our business objectives; and (iv) other developments in our business.  The timing and outcome of the 510(k) review process is subject to inherent uncertainty. While we continue to manage expenses and overall spending, additional cash will be required to support operations beyond November 2008. In addition to managing expenses, management has contacted potential industry partners to discuss possible product licensing arrangements or other business relationships. At this time we have received no commitments for such arrangements or relationships nor have we received any commitments for additional financing. If we are unable to access sufficient cash through external financings or any other business relationships we will be unable to fund future operations and to operate as a going concern.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data)

On September 30, 2008, we issued 3,750 shares of our Series E Stock to a vendor in consideration for services rendered during the third quarter of 2008. The estimated fair value of these services is $56. On February 8, 2008, we issued 166,667 shares of restricted common stock to a vendor in consideration for services rendered in 2007. The estimated value of these services is $15. On March 31, 2008 and June 30, 2008, we issued 3,750 shares of our Series E Stock to a vendor in consideration for services rendered during the first quarter and second quarter of 2008. The estimated fair value of these services is $58 and $56, respectively. The issuance of the foregoing securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Index

Item 6. Exhibits.

(a)	Exhibits.

The following Exhibits are filed herewith and made a part hereof:

Number	Description

3.1	Amended and Restated Certificate of Incorporation (as amended) (1)

3.2	Second Amended and Restated By-Laws (as adopted on September 21, 2007) (2)

4.1	Specimen Common Stock Certificate (3)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company (21)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company (4)

4.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company (5)

4.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (6)

4.6	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (7)

4.7*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated, effective April 1, 2004 (8)

4.8*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated, effective April 1, 2004 (8)

4.9*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated, effective January 31, 2003 (9)

4.10*	Form of Employee Incentive Stock Option Agreement for the Employee Stock Option Plan (1)

4.11*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement for the Employee Stock Option Plan (1)

4.12*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Stock Option Plan (1)

4.13*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Supplemental Stock Option Plan (1)

4.14*	Form of Nonqualified Employee or Consultant Stock Option Agreement (21)

4.15*	Form of Nonqualified Non-Employee Director Stock Option Agreement (21)

4.16	Second Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein, dated as of August 23, 2007 (10)

Index

4.17	Amended and Restated Registration Rights Agreement between the Company and the Investors listed therein (4)

4.18	Common Stock Registration Rights Agreement by and among the Company and the Stockholders named therein, dated as of April 19, 2004 (11)

4.19	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006 and December 1, 2006 (12)

4.20	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of March 2, March 30, and April 5 2007 (5, (13)

4.21	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of July 24, 2008 (7)

4.22	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 14, 2005 (4)

4.23	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of November 30 and December 1, 2006 (12)

4.24	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007 (5),(13)

4.25	Warrant Certificate by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007 (13)

4.26	Form of Warrant to Purchase Common Stock by and between the Company and Individual named therein, dated October 1, 2003 (21)

4.27	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Harris Nesbitt Gerard, Inc. (4)

4.28	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Vail Securities Investment, Inc. (4)

4.29	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007 (21)

4.30	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007 (21)

4.31	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 24, 2008 (7)

4.32	Form of Option Agreement by and between the Company and the Individuals named therein, dated as of November 30, and December 1, 2006 (12)

4.33	Form of Option Agreement by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007 (5),(13)

10.1	Form of Indemnification Agreement (15)

10.2*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company, dated March 23, 2004 (16)

10.3*	Employment Agreement by and between Brion D. Umidi and the Company, dated March 23, 2004 (17)

Index

10.4	License Agreement by and between the Company and Linvatec Corporation, dated April 7, 2000 (17)

10.5	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li, dated August 24, 1995 (17)

10.6*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman, dated April 9, 1997 (17)

10.7	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company, dated November 30, 1998 (18)

10.8	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company, dated March 14, 2000 (17)

10.9	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company, dated February 20, 2001 (17)

10.10	Letter Agreement by and between the Company and Sulzer Orthopedics AG, dated January 18, 2002 (170)

10.11	Distributor Agreement by and between the Company and XMedica, effective as of October 24, 2005 (19)

10.12	Agreement by and between the Company and MedWork AG ,dated as of January 1, 2005 (20)

10.13	Consulting Agreement by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007 (13)

21.1	Subsidiaries of the Registrant (21)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated November 10, 2008 (22)

31.2	Section 302 Certification from Brion D. Umidi, dated November 10, 2008 (22)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated November 10, 2008 (22)

32.2	Section 906 Certification from Brion D. Umidi, dated November 10, 2008 (22)
____________

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 24, 2007 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 19, 2007 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 30, 2008 (File No. 000-20805).

Index

(8)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2004 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 24, 2007 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on June 22, 2004 (File No. 333-114867).

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(17)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2007 (File No. 000-20805).

(22)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2008.

REGEN BIOLOGICS, INC.

By:	/s/ BRION D. UMIDI
Brion D. Umidi
Senior Vice President and
Chief Financial Officer