Form 10-K
period 2008-12-31
REGEN BIOLOGICS INC
filed 2009-03-26
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008 was approximately $9,805,496. The number of issued and outstanding shares of the registrant’s common stock as of March 19, 2009 was 9,769,560.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive proxy statement for the 2009 Annual Meeting of stockholders are incorporated by reference into Part III of this Form 10-K.

REGEN BIOLOGICS, INC.

INDEX

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	14
Item 2.	Properties	24
Item 3.	Legal Proceedings	24
Item 4.	Submission of Matters to a Vote of Security Holders	25
PART II
Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities	25
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
	Report of Independent Registered Public Accounting Firm, Ernst & Young LLP	35
	Consolidated Balance Sheets as of December 31, 2008 and 2007	36
	Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007	37
	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock for the Years Ended December 31, 2008 and 2007	38
	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	40
	Notes to Consolidated Financial Statements	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A(T).	Controls and Procedures	64
Item 9B.	Other Information	64
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	64
Item 11.	Executive Compensation	64
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
Item 13.	Certain Relationships and Related Transactions and Director Independence	65
Item 14.	Principal Accountant Fees and Services	65
PART IV
Item 15.	Exhibits and Financial Statement Schedules	65
Signatures		70

Index
PART I

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this filing, which are not historical facts, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All forward-looking statements involve risks and uncertainties. Such statements are based on the current expectations and beliefs of the management of ReGen and speak only as of the date on which they were made. Such statements are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements, including those discussed in Item 1A. Risk Factors of this Form 10-K. We wish to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect our actual results and could cause our actual results in fiscal 2009 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

Important factors that could cause actual results to differ materially include, but are not limited to, our ability to obtain additional financing, our ability or the ability of our distribution partners to effectively market and sell our products; our ability to procure product components and effectively produce products for resale; our ability to control production quantities and inventory in order to avoid unanticipated costs such as outdated inventory; our ability to timely collect our accounts receivable; our ability to attract and retain key employees; our ability to timely develop new products and enhance existing products; the occurrence of certain operating hazards and uninsured risks, such as product recalls; our ability to protect proprietary information and to obtain necessary licenses on commercially reasonable terms; the impact of governmental regulations, changes in technology, marketing risks, and other unforeseen events that may impact our business; and our ability to adapt to economic, political and regulatory conditions affecting the healthcare industry.

Item 1.  Business.

References in this Report to “ReGen,” the “Company,” “we,” “us” and “our” refer to ReGen Biologics, Inc., together with its subsidiaries, unless the context otherwise requires.

General

We are an orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. Our proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. Some of these applications are marketable currently while others are in various stages of development. The Company’s first approved product using its collagen matrix technology is the Menaflex™ collagen meniscus implant device (also known as the CMI®), which is marketed for sale in the European Union (the “EU”) and the Republic of South Africa, through the Company’s subsidiary, ReGen Biologics AG (“ReGen AG”). We aim to improve the standard of surgical care through the use of our unique collagen scaffold technology and strong commitment to evidenced based medicine.

In December 2008, we received U.S. Food and Drug Administration, or FDA, clearance to market our collagen scaffold device, the Menaflex collagen meniscus implant, in the U.S. The Menaflex device was determined to be substantially equivalent to existing Class II devices through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA during the first half of 2009. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus or the timeframe to complete the 510(k) process. On March 6, 2009, we received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex device in the context of his examination of the relationship between the FDA and product manufacturers. The letter requested us to provide responses and information in connection with the approval process. We intend to cooperate fully with this inquiry. We currently market the Menaflex product in the EU and the Republic of South Africa for both the medial and lateral indications.

We also sell the SharpShooter® Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the Menaflex device, as well as to perform other similar arthroscopic meniscus repair procedures. The SharpShooter is currently sold through a worldwide non-exclusive distribution agreement with ConMed Linvatec (“Linvatec”) (NASDAQ: CNMD) and outside the U.S., through ReGen AG. The SharpShooter is cleared for sale and marketed in the U.S., the EU, Canada, Australia, Chile, the Republic of South Africa, and Japan.

Our current strategic priorities are to: (i) effectively commercialize the Menaflex product through development of specialized distribution, marketing, and training programs in the U.S. and other markets and (ii) further advance selected product development opportunities. Our long-term strategy is to capitalize on our proven collagen matrix technology by continuing to design, develop, manufacture and market our own products, as well as partner with others to develop and market products in targeted therapeutic areas. However, our ability to pursue these strategies is subject to the constraints of our current liquidity position. See Liquidity and Capital Resources.

Index

The Menaflex product is marketed for sale and distributed in the EU and the Republic of South Africa.  In December 2008 it was cleared for sale in the U.S. ReGen has exclusive worldwide rights to market the Menaflex device subject to relevant regulatory clearance in each market. Our wholly-owned subsidiary, ReGen Biologics AG conducts our distribution activities outside the U.S. through local market distributors and a limited number of employees. Currently, we have distributorship agreements with independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, Andorra, Poland, Turkey, the United Kingdom (U.K.), and the Republic of South Africa. During 2008, our international priority was market penetration in Italy, Spain, and Germany and opening new markets in other countries, such as the U.K. During 2008 we also developed a U.S. launch plan which leverages our experience in marketing the Menaflex device in Europe, including surgeon training and surgical technique refinements. We expect U.S. sales of the Menaflex product to begin in the second quarter of 2009; however, there can be no assurance that we will be ready to launch U.S. sales at that time.

Corporate Background

ReGen Biologics, Inc., a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry. We sold or discontinued the APACHE business and changed the Company’s name to Aros Corporation in 2001. In June 2002 Aros acquired RBio, Inc. (“RBio”), formerly ReGen Biologics, Inc., as a wholly-owned subsidiary. Effective November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc., and began trading under the ticker symbol “RGBI”, effective November 20, 2002. On November 29, 2008, the Company effected a one-for-twenty reverse stock split of its outstanding common stock and began trading on the OTC Bulletin Board under the new ticker symbol “RGBO” effective December 1, 2008. All current and historical share and per share information in this Annual Report on Form 10-K have been adjusted to reflect the results of the reverse stock split.

Until June 21, 2002, RBio was a privately held tissue engineering company founded in 1989. RBio’s business comprises substantially all of the business conducted by ReGen; accordingly, discussions of the Company’s business are, in effect, a discussion of RBio’s operations. Through RBio we design, develop, manufacture and market medical devices for the repair of soft tissue in humans primarily for orthopedic applications. RBio operates an ISO 13485 certified manufacturing and research facility in Redwood City, California. In 2005 we formed, ReGen AG, a wholly-owned subsidiary located in Baar, Switzerland, to conduct our distribution activities outside the U.S. Our corporate management and clinical and regulatory affairs are based in Hackensack, New Jersey.

Our Core Technology

Our core collagen matrix technology facilitates cellular ingrowth, described as guided tissue generation. That is, if injured or deficient tissues and structures within the body are provided with a suitable environment for cellular ingrowth, the body has the ability to use its own cellular repair mechanisms to remodel into new tissue and provide reinforcement for existing tissue. We have developed a proprietary type I bovine collagen matrix material into which the body’s own cells migrate, adhere and use the scaffold as a template to generate new tissue designed to reinforce existing soft tissue structures. We believe our proprietary tissue engineering processes are capable of producing a variety of two and three dimensional collagen scaffolds with chemical, mechanical, and physical properties optimized for reinforcing existing tissue in specific sites within the body. Our initial application, the Menaflex collagen meniscus implant, uses this technology to guide the generation of new tissue and provide reinforcement for existing tissue in the meniscus of the knee. We have a number of additional applications of our core collagen matrix technology in varying stages of development for use in and outside of the orthopedic marketplace.

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

The Meniscus Market

The meniscus is a crescent-shaped wedge of fibrous tissue located in the knee joint between the lower end of the thigh bone, or femur, and the top of the shin bone, or tibia. The meniscus acts as a shock absorber and a stabilizer protecting the articular cartilage that covers the ends of both the femur and the tibia.

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

Index

Injury to the knee may result in a tear of the meniscus tissue. Damage to the meniscus can occur by sudden twisting of the knee or by blunt forces that impact the joint. As part of the aging process, the meniscus becomes less flexible which makes it more likely that everyday physical exertion may cause meniscus injury. Injury to meniscus cartilage can result in pain and swelling or it may cause the knee to give way or lock. According to industry data and our estimates, in 2008 there were approximately 1.7 million arthroscopic surgical procedures involving the meniscus worldwide. For purposes of our business planning and marketing activities, we assume that the U.S. approximates over 50% of the worldwide market for arthroscopy products in general and more specifically those focused on the meniscus and include a 3% annual growth rate for all meniscus surgical procedures.

Other than in markets where ReGen’s Menaflex product is approved for use in the meniscus, orthopedic surgeons and their patients are currently presented with three alternatives for treatment of a torn or damaged meniscus:

(1) Partial Meniscus Removal

The procedure by which part of the meniscus is removed is called a partial meniscectomy. Based on industry data and our estimates, approximately 80% of all meniscus surgeries involve the partial removal of the meniscus, suggesting that in 2008 there were approximately 1.3 million partial meniscectomy procedures performed worldwide. A partial meniscectomy is considered the current standard of care when a meniscus repair procedure (discussed below) is not possible. The meniscus, however, will not regenerate on its own; therefore, no significant amount of new tissue fills the void left by the partial meniscectomy. According to orthopedic researchers, without the adequate protection and support provided by the meniscus, the knee joint can become unstable and the articular cartilage covering the femur and the tibia may deteriorate or degenerate. Over time, the degenerative process can lead to osteoarthritis which can cause significant reductions in patient activity and persistent and increasing knee pain.

Based on industry data and the same estimates described above, approximately 18 million partial meniscectomy procedures were performed worldwide in the last 20 years. Patients who have had a partial meniscectomy frequently require one or more partial meniscectomies in the future, removing increasingly more meniscus tissue. Eventually, these patients may experience substantial articular cartilage damage, which in many cases will lead to a knee joint replacement. Industry sources indicate that in 2008 there were approximately 600,000 knee joint replacements performed world wide.

(2) Meniscus Repair

For approximately the last 30 years, in certain cases surgeons have been able to preserve a damaged meniscus by performing a meniscus repair procedure. Based on industry data, we estimate that meniscus repairs represent approximately 20% of all meniscus surgical procedures. We believe that there were approximately 330,000 meniscus repair procedures performed worldwide in 2008. A meniscus repair entails suturing together or otherwise surgically connecting the torn edges of the meniscus. Once healed, the meniscus can resume its normal function. New devices that facilitate the suture repair of a torn meniscus may allow for an increase in the percentage of meniscus tears that are repairable and they may prove to increase the overall proportion of repairs compared to partial meniscectomy procedures.

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

The ReGen Solution

The Menaflex collagen meniscus implant facilitates growth of new tissue to reinforce existing meniscus tissue following partial meniscectomy in the human knee. The Menaflex device is sutured into the area where torn or damaged meniscus tissue has been removed. Once sutured in place, the Menaflex device reinforces the remaining meniscus tissue, and provides a scaffold to guide the generation of new tissue using the body’s own cellular repair mechanisms. New tissue forms and over time the collagen scaffold is absorbed by the body leaving new tissue in its place.

Based on our assessment of eligibility and in consultation with surgeons, we believe that approximately 50% of partial meniscectomy procedures could benefit from the use of our Menaflex product. In making this assessment, we assume a higher likelihood that those patients who had previously undergone surgery and those with greater meniscus loss would benefit more immediately from use of ReGen’s Menaflex product. We estimate the potential worldwide market for our Menaflex product to be approximately 650,000 procedures in 2008, representing approximately $1.3 billion.

Index

Our Products

Menaflex Collagen Meniscus Implant

The Company’s first approved product using its collagen matrix technology is the Menaflex collagen meniscus implant device (also known as the CMI®). ReGen developed the new brand name – Menaflex – for its collagen meniscus implant device in 2007.  The CMI name was used during the research and development phase of the Company’s collagen meniscus implant device, and it will continue to be seen in numerous scientific publications and clinical references.  Menaflex is a unique brand name that is designed to enhance our product's recognition among patients and surgeons.

In December 2008 we received FDA clearance to market our collagen scaffold device, the Menaflex collagen meniscus implant, in the U.S. The Menaflex device was cleared through the premarket notification 510(k) process, and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA with data from our ongoing European post-market study in the first half of 2009. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus or the timeframe to complete the 510(k) process. On March 6, 2009, we received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex device in the context of his examination of the relationship between the FDA and product manufacturers. The letter requested us to provide responses and information in connection with the approval process. We intend to cooperate fully with this inquiry. The Menaflex device is marketed for sale in the EU and Republic of South Africa for both the medial and lateral meniscus indications.

The Menaflex device is intended to facilitate growth of new tissue to reinforce and repair the remaining meniscus. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure performed to address meniscus tears or other irreparable damage resulting from acute injury or long-term wear. The surgeon sutures the Menaflex device to the rim of the meniscus remaining after partial meniscectomy. Once implanted, the Menaflex device’s highly porous matrix guides the growth of new tissue from the patient’s own cells. The Menaflex implantation procedure provides the only clinically proven option to address the partial loss of meniscus tissue in patients undergoing partial meniscectomy, as reported by the authors of “Comparison of the Collagen Meniscus Implant with Partial Meniscectomy,”* which was published in the July 2008 issue of The Journal of Bone and Joint Surgery (“JBJS”). The article presents peer reviewed documentation of long-term clinical results demonstrated in patients participating in ReGen’s Multicenter Clinical Trial (MCT).  (See further information about the JBJS article and the MCT below, under the heading U.S. CMI Clinical Trial.) The authors of the JBJS article found that the Menaflex implant resulted in a statistically significant increase in new tissue within the meniscus for patients with both acute and chronic meniscus injuries.  Findings further indicated that patients with one to three prior meniscus injuries (chronic group) regained significantly more pre-injury activity, and had fewer meniscus-related reoperations than the control group, evidencing the potential to slow the progression of degenerative joint changes in those patients.

The SharpShooter Tissue Repair System

As our research and development program generates new core products, we may develop supportive products that facilitate surgery. The first example of these supportive products is the SharpShooter Tissue Repair System, or SharpShooter, a needle-advancing instrument that allows surgeons to accurately place needles in hard-to-reach locations of the meniscus. Although initially designed for use in suturing the Menaflex device, the SharpShooter is also suited for use in a portion of the industry-estimated 330,000 meniscus repair procedures performed worldwide in 2008.
________________________
* By: William G. Rodkey, D.V.M. (Vail, CO), Kenneth E. DeHaven, M.D. (Rochester, NY), William H. Montgomery, III, M.D. (San Francisco, CA), Champ L. Baker, Jr., M.D. (Columbus, GA), Charles L. Beck, Jr., M.D. (Salt Lake City, UT), Scott E. Hormel, M.D. (Seattle, WA), J. Richard Steadman, M.D. (Vail, CO), Brian J. Cole, M.D. (Chicago, IL), and Karen K. Briggs, MPH (Vail, CO).

Index

The SharpShooter is marketed for sale in the U.S., the EU, the Republic of South Africa, Canada, Australia, Chile and Japan. The system includes a unique method to deliver sutures using a patented delivery handle and a series of six anatomic cannulae that are able to reach all areas of the meniscus. While traditional manual suturing techniques are plagued by problems such as lack of access, consistency and speed, the SharpShooter allows the surgeon more control over the placement of sutures and increases the efficiency and effectiveness of meniscus procedures. We believe the SharpShooter offers a number of benefits, including:

•	Single-handed operation, provided by a patented delivery handle, which allows a surgeon greater control over needle placement;

•	Better viewing and access to all areas of the meniscus, provided by cannulae options;

•	Easier and safer passage of suture needles;

•	Simple loading and pre-attached sutures reducing surgery time; and

•	More accurate repair of meniscus tears by surgeons with less assistance in the operating room.

U.S. CMI Clinical Trial

ReGen sponsors a pivotal multicenter clinical trial (the “MCT”) in the U.S., which was the subject of an article, “Comparison of the Collagen Meniscus Implant with Partial Meniscectomy,” published in the July 2008 issue of JBJS.   The MCT is a two-arm, controlled, and randomized study comparing the CMI to the current standard of care, the partial meniscectomy. A total of 313 patients were enrolled in the study; however two patients were withdrawn from the study and their data were excluded from analysis because it was later found that these patients failed to meet the inclusion and exclusion criteria of the study. The remaining 311 patients constitute the group reported on in the JBJS article. The study was randomized on a one-to-one basis at each of the centers participating in the MCT, resulting in a total of 160 patients receiving the CMI. The MCT is comprised of two separate protocols, one for acute patients (patients with no prior surgery to the involved meniscus), and one for chronic patients (patients with one to three prior surgeries to the involved meniscus).Study protocol required patients in the MCT to complete a two-year clinical follow-up with additional follow-up through seven years by questionnaire. In addition, the patients who received the CMI were required to have a second-look arthroscopy and biopsy one year after the implant surgery.

We have undertaken a substantial commitment to audit, analyze and tabulate the MCT data. We intend to continue to follow patients in the MCT through the full seven year follow-up period and we believe our investment in the MCT and resulting clinical data represents a valuable source of data on patient outcomes that may be useful as the basis for scientific publications and further research that could lead to important new improvements in the treatment of meniscus injury.

The JBJS article provides peer reviewed documentation of long-term clinical results demonstrated in patients participating in the MCT. The article reports findings for 311 patients with follow-up periods ranging from 16 to 92 months, with a mean follow-up period of 60 months. The authors of the JBJS article found that the collagen meniscus implant resulted in a statistically significant increase in new tissue within the meniscus for patients with both acute and chronic meniscus injuries.  Findings further indicated that patients with one to three prior meniscus injuries (chronic group) regained significantly more lost activity, and had fewer meniscus symptom-related reoperations than the control group, evidencing the potential to slow the progression of degenerative joint changes in those patients.

Prior to beginning the MCT, we conducted a Feasibility Study of the CMI. All eight patients who participated in the Study were operated on and received the CMI at the Steadman Hawkins Clinic in Vail, Colorado. Highlights of the Feasibility Study include the eight patients having, on average, more than twice as much meniscus-like tissue as they had following the partial meniscectomy and a steady increase in patient activity levels over five years, returning to activity levels that are approaching those experienced prior to injury. None of the eight patients had any significant adverse events attributable to the CMI. A portion of these results were reported to and reviewed by the FDA prior to commencement of the MCT. Results of the Feasibility Study were published in Arthroscopy, The Journal of Arthroscopic and Related Surgery, in May 2005.

Customers, Sales and Marketing

The Menaflex collagen meniscus implant is the first device cleared by the FDA for repair and reinforcement of medial meniscus tissue. The Menaflex device is marketed for sale, for both the medial and lateral meniscus indications, in the EU and the Republic of South Africa. The SharpShooter is marketed for sale in the U.S., the EU, the Republic of South Africa, Canada, Australia, Chile, and Japan.

Index

Our subsidiary, ReGen AG, conducts distribution activities outside the U.S. through local market distributors and a limited number of employees. We have entered into distributorship agreements whereby we have granted each distributor exclusive distribution rights to market the Menaflex product and non-exclusive rights to market other ReGen products in specified geographic locations. The territories covered by our current agreements and their respective expirations are as follows:

•	Italy, through June 30, 2009;

•	All of Spain except Catalonia territory, through December 31, 2009;

•	Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Islas Baleares) and Andorra, through December 31, 2009;

•	The Republic of South Africa, through December 31, 2010;

•	Poland, through December 31, 2010;

•	Turkey, through December 31, 2009; and

•	U.K., through December 31, 2010.

In addition to selling through distributors, ReGen AG also sells our products directly to clinics and hospitals in Austria, Switzerland, Germany and Belgium. Direct sales are supported by employees of ReGen AG. Since ReGen AG was established a total of 200 surgeons have been trained in the Menaflex surgical technique. Of these surgeons, 92 were trained during 2008.

We have developed a U.S. launch plan which leverages our experience in marketing the Menaflex product in Europe, including surgeon training and surgical technique refinements. In January 2009 we provided the first training session for U.S. surgeons in Europe and surgeon training session began in the U.S. in February 2009. In December 2008 we hired a Senior Vice President of Sales and Marketing. We have conducted an analysis to implement a viable reimbursement strategy and initiated recruitment of successful independent sports medicine focused distributors. We expect U.S. sales of our Menaflex product to begin in the second quarter of 2009; however, there can be no assurance that we will be ready to launch U.S. sales at that time.

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

Revenues Attributable to the U.S. and Foreign Countries

Percentages of our revenue from sales to customers attributable to the U.S. and other countries:

	Years Ended December 31,
	2008	2007
Sales revenue:
U.S. (Linvatec)	22%	34%
Germany (direct, various)	47%	46%
Italy (one distributor)	6%	9%
Spain (two distributors)	4%	2%
Austria (direct, various)	7%	1%
U.K. (one distributor)	3%	0%
Poland (one distributor)	3%	1%
Republic of South Africa (one distributor)	3%	4%
Switzerland (direct, various)	4%	3%
Belgium (direct, various)	1%	0%

Intellectual Property

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

Index

We require our employees, consultants and advisors to execute nondisclosure agreements in connection with their employment, consulting or advisory relationships with us. We also require our employees, and some consultants and advisors to agree to disclose and assign to us all inventions conceived during their work for us, which use our intellectual property or which relate to our business.

We own and/or have exclusive rights to 15 U.S. patents, 80 international patents, and 17 pending US and foreign applications. Of these patents and applications, 92 relate to the composition or application of our collagen matrix technology and 20 relate to meniscus repair devices. The expiration dates of our U.S. patents relating to the composition of our collagen matrix technology and SharpShooter device range from April 28, 2009 to January 21, 2018. Our pending patent applications include applications directed to both the advancement of our collagen matrix technology, such as membrane reinforced and lubricious coated materials, as well as a new meniscus repair device.

In addition to our patents, we also own trademark registrations of the marks REGEN BIOLOGICS®, REGEN®, CMI®, and SHARPSHOOTER® and have pending trademark filings and common law rights to various other trademarks, tradenames and logos, including but not limited to the ReGen Design and Menaflex.

Pursuant to an assignment and royalty agreement, we have acquired all legal rights to the SharpShooter from Dr. J. Richard Steadman, a member of our board of directors, and Modified Polymer Components, Inc. (“MPC”). In consideration for the rights granted we are obligated to pay royalties to Dr. Steadman and MPC for ten years after the first public announcement by the Company of the launch of the SharpShooter in the U.S. Royalties due to Dr. Steadman range between 2.4% and 4.8% of net sales of the SharpShooter and royalties due to MPC range between 0.6% and 1.2% of net sales of the SharpShooter. No further royalties will be due to either Dr. Steadman or MPC on net sales made beginning in the year 2010. The assignment of rights under the agreement are irrevocable and cannot be invalidated, rescinded or terminated except by another written agreement executed by the parties to each assignment. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. For the calendar years 2008 and 2007, the royalty expenses under this agreement approximated $18,000 and $15,000 respectively which is reported as cost of goods sold in the accompanying consolidated statements of operations.

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

During 2008 and 2007, our research and development was focused largely on regulatory activities and also on our CMI clinical trial and related activities in the U.S. We continued a small European post-market surveillance designed to validate safety and surgical technique and to add important lateral experience to our clinical database on the meniscus. This surveillance, which we had initiated in 2006, involves data collection on 49 patients who received the lateral device and are being followed for two years post-implantation.  To date all patients have passed the one year follow-up time period and the preliminary results appear to be consistent with the results seen in the medial meniscus.

We have developed a prototype of an all-inside tissue repair system. During 2007, we applied for patent protection and initiated regulatory activities in the U.S. and Europe required to clear the way for marketing of the new product. Our regulatory efforts are pending final product design. Lastly, we have conducted early research on potential extended application of our collagen matrix technology.

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

Research and development expense approximated $4.0 million for the each of the years ended December 31, 2008 and 2007. Our spending for research and development is primarily for clinical and regulatory activities and maintenance of patents and other intellectual property.

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

Providing for reimbursement for the Menaflex device is a complex and uncertain process. The product would be purchased by hospitals or ambulatory surgery centers that are reimbursed by third-party payers. Such payers include governmental programs (e.g., Medicare and Medicaid), private insurance plans, managed care programs and workers’ compensation plans.

Third-party payers have carefully negotiated payment levels for procedures and medical products. In addition, an increasing percentage of insured individuals are receiving their medical care through managed care programs, which monitor and may require pre-approval of the services that a member will receive.

We have retained the services of a reimbursement team to refine and implement our reimbursement strategy. We are in an early stage of implementing our strategy, during which we expect to encounter and address issues as they arise. The current U.S. strategy incorporates the following elements:

•
Physician Coding and Payment: In 2005, a unique Category I CPT Code was created to describe meniscus transplantation. Based on dialog with relevant physician medical societies, it appears this CPT Code may adequately describe the physician work involved when inserting the Menaflex device in the meniscus. At launch, we plan to support physician offices regarding procedure coding and payment through educational materials, a field team, and a reimbursement help desk;

•
Hospital Coding and Payment: In 2005, Medicare assigned the newly created meniscus transplantation CPT Code to the higher value arthroscopy APC payment code for the hospital. This assignment remains for 2009. Should this code be applicable to the Menaflex device, we hope to further augment the payment level by assessing the possibility of obtaining a payable transitional pass-through code from Centers for Medicare and Medicaid Services (CMS). At launch, we plan to support hospitals regarding product and procedure coding and payment through educational materials, a field team, and a reimbursement help desk; and

•
Payer Coverage: New products and procedures are assessed for coverage by third-party payers. We intend to educate these payers on the economic and clinical benefits of the Menaflex product and related surgical procedure. We believe the availability of published data demonstrating procedure efficacy will influence payer receptivity to coverage. We expect to engage the support of surgeons to assist with this education.

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

Index

Production and Capacity

We manufacture our collagen material products at an ISO 13485 certified production facility in Redwood City, California. We lease approximately 15,000 square feet under an agreement that expires on January 31, 2013. Our production facility comprises a combination of office, laboratory, clean-room and warehouse space and we utilize a variety of equipment standard to our method of collagen production and related testing. We also oversee the manufacture of and coordinate the supply of our SharpShooter product, and manage all distribution and related logistics out of our Redwood City facility. At December 31, 2008, we employed six people in our Redwood City facility, including a Consulting Director of Manufacturing, as well as Quality Assurance, Quality Testing, and Production personnel.

Given the nature of the production process involved in the manufacture of our collagen materials, per unit production costs are highly variable in reverse proportion to the volume of production, that is per unit production costs decrease dramatically as production volume increases. We have the most experience to date in the manufacture of our Menaflex product. We believe our current facility will provide us with adequate production space to support expected required capacity through at least 2011. Now that we have obtained FDA clearance for the Menaflex device, we anticipate additional costs to renovate the existing facility and increase production output capacity for our collagen matrix products. We expect to begin these renovations in late 2009.

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

Competition

The orthopedic industry as a whole is highly competitive. To date our strategy has involved focusing our efforts on leveraging our collagen matrix technology to address significant unmet markets. Given the genesis and early evolution of the Company, efforts have been highly focused on the surgical sports medicine area within orthopedics and more specifically the repair of damaged meniscus tissue. The Menaflex collagen meniscus implant is the first device cleared by the FDA for repair and reinforcement of medial meniscus tissue. Currently we are not aware of any other collagen matrix product for the meniscus that has been cleared for sale outside the U.S. or is pending FDA clearance or approval in the U.S.

The primary competition for our Menaflex product consists of procedure-based approaches to repair a patient’s torn or damaged meniscus. There are three primary procedures that address the damaged meniscus: (1)  partial meniscectomy, (2) meniscus repair and (3)  meniscus transplantation using allograft tissue. We believe that our Menaflex product offers the benefit of facilitating the growth of new tissue that reinforces existing meniscus tissue. We do not believe that implantation of our Menaflex product currently competes with meniscus transplant procedures.

The Menaflex device does not compete with products that patch or repair articular cartilage. Several companies are currently developing an approach to repairing articular cartilage that has a different function and location than the meniscus. We believe that as companies develop these technologies, they will find that it is increasingly more important to repair the damaged meniscus in order for their products to have successful long term outcomes.

Index

Orteq Bioengineering, a privately owned company headquartered in the UK, uses proprietary polyurethane polymer technology to develop innovative healthcare products that are designed to help the body to heal in areas that suffer from poor vascularity. Actifit™, its first product, is designed to help surgeons repair meniscal tears and re-grow new tissue. Orteq completed its first human clinical trial with Actifit in Europe to assess its safety and performance. Actifit is approved for sale in Europe and the first commercial sales of Actifit occurred in October 2008. Johnson & Johnson’s Depuy subsidiary applied for and, in 2004, received FDA approval to conduct a human feasibility study using its SIS collagen technology in the meniscus. Since then no additional information has become available regarding the SIS feasibility study for the meniscus.  Other products exist that are generally designed to repair meniscus tissue but such products are not intended to provide a scaffold to guide new tissue growth for reinforcement of meniscus tissue. Should Johnson & Johnson, Orteq, or another competitor gain regulatory clearance for marketing a similar device in the U.S., we believe that our intellectual property position, including extensive data from the MCT, and the progress readying our Menaflex product for launch, will provide a barrier to entry and allow us to demonstrate significant differentiation in the meniscus market.

The primary competition for the SharpShooter consists of Linvatec’s Zone Specific Meniscus Repair System and other similar instruments used in the “inside out” suture repair technique, and Smith & Nephew’s FasT-Fix and a number of other similar instruments used in the “all inside” suture repair technique. Devices such as the FasT-Fix are making the all inside technique simpler and more readily accepted by surgeons. The all inside technique, together with these new devices, has the potential to decrease surgical time and increase the number of repair procedures performed. In some cases, the all inside type devices do not allow the surgeon to access certain locations of the meniscus for repair. However, these areas usually can be accessed and repaired using an inside out technique.

We believe the SharpShooter has certain advantages over other inside out devices, primarily related to the pistol-shaped handle and attachable cannulae that allow the surgeon to direct the sutures into various locations of the meniscus and control the advancement of the suture needles. The SharpShooter also provides a platform for potential future enhancements in meniscus repair as well as application in other orthopedic areas. All inside suturing devices like the FasT-Fix also represent a significant advancement in the surgical techniques used to implant the Menaflex device. Laboratory studies conducted to date and feedback from surgeons indicate that the all inside technique when used in tandem with the inside out suturing technique can significantly reduce surgical time and complexity.

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

Index

In December 2006 we submitted a revised 510(k) premarket notification to the FDA for the ReGen collagen scaffold. In March 2007, we received a letter from the FDA requesting additional information, which the FDA stated was necessary to complete its review of the 510(k) application. In June 2007 we responded to the FDA’s request and in the third quarter of 2008 we received an NSE letter from the FDA regarding the revised 510(k) submission.  We pursued appeal of the NSE decision through FDA administrative channels and in November 2008 the Orthopaedic and Rehabilitation Devices Advisory Panel of the FDA made recommendations in support of our 510(k) application. On December 18, 2008, the FDA cleared our collagen scaffold device, marketed as the Menaflex collagen meniscus implant, for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA in the first half of 2009. There can be no assurance as to the outcome of our application to extend the indication for use to the lateral meniscus or the timeframe to complete the 510(k) application process.

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

In the first quarter of 2007, the FDA initiated a re-inspection of the Company’s records relating to the CMI clinical trial and issued a Form 483 notice listing the investigators’ observations. The inspection resulted in one observation regarding the monitoring of the clinical trial and timely notification of the FDA. Prior to the close of the inspection, the Company initiated corrective action on specific items identified and, subsequently, has provided a complete written response to the observation in the Form 483 which was accepted by the FDA.

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

The Company’s products are manufactured in compliance with ISO 13485 and U.S. Quality System Regulations.

Index

Stockholders’ Agreement

On August 23, 2007, the Company entered into the Second Amended and Restated Stockholders’ Agreement with certain stockholders of the Company, including Gerald E. Bisbee, Jr., Ph.D., our President, Chief Executive Officer and Chairman of the Board of the Company; J. Richard Steadman, William R. Timken, and Robert G. McNeil, three of our directors; and various entities affiliated with Sanderling Ventures. The agreement amends and restates that certain Amended and Restated Stockholders’ Agreement, by and among the Company and certain stockholders dated as of September 21, 2005, in order to extend the agreement’s termination date to the earliest of (i) June 30, 2008, (ii) a change of control of the Company (as defined in the agreement) or (iii) the listing of the Company’s common stock, par value $0.01 per share, on a national securities exchange. The Stockholders’ Agreement expired June 30, 2008 and has not been extended.

Credit Agreements

Zimmer, the successor-in-interest to Centerpulse, has provided us debt financing pursuant to two credit agreements. To secure our obligations under the second of these credit agreements, we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. As of December 31, 2008, we owed approximately $8.5 million under these credit facilities. The credit agreements provide that the debt will mature on December 31, 2009. On the due date, we may, at our option require any unpaid debt, including accrued and unpaid interest, to be converted into equity provided that (i) the Company’s shares are publicly traded, (ii) there is a reasonable liquidity in the trading of the Company’s shares, and (iii) the debt is converted into registered shares. The conversion price per share is equal to 75% of the then current market price per share of the Company’s common stock. As of December 31, 2008, the Company did not have sufficient cash to satisfy this debt.

Employees

As of December 31, 2008, we had 20 employees, four of whom were part-time employees and one was temporary. We have no unionized employees, nor do we have any collective bargaining agreements.

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

The current global financial crisis and economic slowdown may have an adverse impact on our industry, business, results of operations or financial condition.

The continuation or worsening of the current global financial crisis and economic slowdown could have an adverse effect on the fundamentals of our business, results of operations and/or financial condition and could have a negative impact on the biomedical industry.  There can be no assurance that ReGen will not experience any material adverse effect on its business as a result of the current economic conditions or that the actions of the United States Government, Federal Reserve or other governmental and regulatory bodies for the reported purpose of stabilizing the economy or financial markets will achieve their intended effect.  Additionally, some of these actions may adversely affect financial institutions, capital providers, health care providers or other consumers of our products, or our business, results of operations, financial condition or stock price.

Potential consequences of the current financial crisis and global economic slowdown include:

•
Our ability to borrow capital or to obtain equity capital on terms and conditions that we find acceptable, or at all, may be limited which could limit our ability to successfully launch and market our Menaflex product, fund future operations or operate as a going concern;

•
The financial condition of the consumers of our products, which operate in our industry, may be adversely affected and such consumers  may file for bankruptcy protection or face cash flow issues, which may result in a significant decline in our revenue;

•	Fluctuations in foreign currency exchange rates could adversely affect our profitability and cash flow; and
•	The increased likelihood that any of the risk factors listed below may actually occur.

Index

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability. If we continue to incur losses and are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31, 2008, we had a total stockholders’ deficit of approximately $13.4 million. Historically, our net sales have varied significantly. We need to generate additional revenue to achieve profitability in the future. The Company likely will not achieve profitability, if at all, unless we are able to commercialize our Menaflex device in the U.S, which cannot be assured.  Sales of our Menaflex product in the U.S. are expected to begin in the second quarter of 2009; however, there can be no assurance that we will be ready to launch U.S. sales at that time. If we are unable to achieve profitability, or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue to operate as a going concern, if at all. The Company cannot assure that it will generate additional revenues or achieve profitability.

On December 18, 2008 we received FDA clearance to market our collagen scaffold device, the Menaflex collagen meniscus implant. The Menaflex device was determine to be substantially equivalent to existing Class II devices through the 510(k) process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA with data from our ongoing European post-market study in the first half of 2009. There can be no assurance that we will be successful in obtaining the expansion to the indication for use.

In January and February 2009, the Company completed a two-staged financing for aggregate proceeds of $8.75 million. Based upon current cash and investment balances, including the additional financing received in the first quarter of 2009, and planned spending rates, management estimates that the Company has adequate cash and investments on hand to support ongoing operations through at least June 2009. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our new 510(k) submission to the FDA; (iii) the actual pace of spending associated with commercialization of the Menaflex product; (iv) costs associated with other business objectives; and (v) costs associated with responding to regulatory or legal inquiries; (vi) other developments in our business.   The Company anticipates that additional cash will be required to support operations beyond June 2009. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2009 to support operations. At this time we have received no commitments for additional financing. If we are unable to access sufficient working capital from our operations or through external financings, we will be unable to fund future operations and operate as a going concern.

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

In the future, we will need to raise additional funds through equity or debt financing, collaborative relationships or other methods. There can be no assurances that funds will be available to us by any of these methods. Our future capital requirements depend upon many factors, including:

•	Our ability to increase revenue, which depends on whether we and our distribution partners can increase sales of our products;

•	Our ability to effectively produce our products and adequately control the cost of production;

•	Our ability to obtain FDA clearance of our new 510(k) application relating to an expanded indication of use for the Menaflex device to the lateral meniscus;

•	The extent to which we allocate resources toward development of our existing or new products;

•	The timing of, and extent to which, we are faced with unanticipated marketing or medical challenges or competitive pressures;

•	The amount and timing of leasehold improvements and capital equipment purchases; and

•	The response of competitors to our products.

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

Index

As of December 31, 2008, a total of 6,018,152 shares of the Company’s currently authorized 165,000,000 shares of common stock were issued and outstanding. Additionally, the Company has reserved 400,791 shares of common stock for conversion of outstanding Series A and Series C Preferred Stock, 5,113,334 shares for exercise of stock options and warrants, 1,089,189 shares for conversion of unsecured convertible notes, and 43,750 shares for issuance to vendors as consideration for services.

If we obtain financing through the sale of additional equity or debt securities, this could result in dilution to our stockholders by increasing the number of shares of outstanding stock. We cannot predict the effect this dilution may have on the price of our common stock.

We have limited operating history with which investors can evaluate our business and prospects.

We have no significant operating history and are operating in a new, specialized and highly competitive field. Our ability to successfully provide the guidance and management needed to continue and grow the business on an ongoing basis has not yet been established and cannot be assured. Our business is subject to all of the risks inherent in our type of business, including, but not limited to, potential delays in the development of products, the need for FDA or other regulatory approvals of certain of our products and devices, including the Menaflex device, uncertainties of the healthcare marketplace and reimbursement levels of insurers and similar governmental programs, unanticipated costs and other uncertain market conditions.

Additional product introductions or modifications subject to regulatory approval may be delayed or canceled if we are unable to obtain such approval.

The FDA and numerous other federal, state and foreign governmental authorities rigorously regulate the medical devices we manufacture and market. Our failure to comply with such regulations could lead to the imposition of injunctions, suspensions or loss of regulatory approvals, product recalls, termination of distribution, or product seizures. In the most egregious cases, we could face criminal sanctions or closure of our manufacturing facility. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time-consuming. There can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Act, or PMA approval under Section 515 of the Act, unless an exemption applies. The FDA will clear marketing of a medical device through the 510(k) process if it is demonstrated that the new product is substantially equivalent to other 510(k)-cleared products. We plan to seek expansion of the indication for use of the Menaflex device in the lateral meniscus through a new 510(k) application to be submitted to the FDA in the first half of 2009. Recently we received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex by the FDA in the context of his examination of the relationship between the FDA and product manufacturers. The letter requested the Company to respond and provide information in connection with the approval process. We intend to cooperate fully with this inquiry; however, we have no indication what the outcome of this inquiry will be and if it will continue.  If the inquiry continues, it could adversely affect the approval process of our new 510(k) application for expansion of the indication for use of the Menaflex in the lateral meniscus.

If expansion of the indication for use of the Menaflex in the lateral meniscus cannot be cleared through the 510(k) process, a premarket approval application, or PMA, may be required.  A PMA must be supported with extensive data, typically including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling, to provide to the FDA’s satisfaction a reasonable assurance of safety and effectiveness of the device.  The PMA process is substantially more complex and lengthy than the 510(k) premarket notification process because of the data and information requirements, the scope and duration of the review process, including an FDA advisory panel review, and other regulatory requirements for PMA products.  If our 510(k) application for expansion of the indication for use of the Menaflex in the lateral meniscus is not cleared by the FDA, we could pursue clearance through the PMA process.  However, given the heightened complexity and duration of the PMA process, we currently have no plans to undertake the PMA process if we do not receive 510(k) clearance for expansion of the indication for use.

Commercialization of any products we develop that require regulatory clearance or approval may be delayed. There is no assurance that the FDA will not require that a certain new product or product enhancement go through the lengthy and expensive PMA process. We have limited experience in obtaining clearance of a 510(k) submission or approval of a PMA.

An ongoing risk exists that the FDA’s policies, both formal and informal, may change, or be applied in new ways, or that additional government regulations may be enacted which could prevent or delay regulatory clearance or approval of potential products. In addition, recent safety issues related to certain FDA cleared or approved products already on the market may have increased the FDA’s scrutiny of safety concerns and has caused the FDA to heighten its scrutiny of clinical trial data submitted in support of marketing applications. As a result the Company’s ongoing and future clinical studies may receive increased scrutiny.

Foreign governmental authorities have become increasingly strict and we may be subject to more rigorous regulation by such authorities in the future. Any inability or failure of our foreign independent distributors to comply with the varying regulations or new regulations could restrict such distributors’ ability to sell our products internationally and this could adversely affect our business.

Index

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

We recently received a letter from the office of Senator Charles E. Grassley regarding the 510(k) approval process for the Menaflex, which may have an adverse impact on our business.

On March 6, 2009, we received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex by the FDA in the context of his examination of the relationship between the FDA and product manufacturers.  The letter requested the Company to provide responses and information in connection with the approval process. We intend to cooperate fully with this inquiry; however, we have no indication what the outcome of this inquiry will be and if it will continue.  If the inquiry continues, it could become a distraction to our management, a cost burden to the Company and have an adverse impact on our business.

Our debt level could adversely affect our financial health and affect our ability to run our business.

As of December 31 2008, our debt was approximately $10.55 million, of which $7,000 was non-current liabilities for capital lease obligations. This level of debt could have important consequences to you as a holder of shares. Below are some of the material potential consequences resulting from this significant amount of debt:

•	We may be unable to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes.

•	Our ability to adapt to changing market conditions may be hampered. We may be more vulnerable in a volatile market and at a competitive disadvantage to our competitors that have less debt.

•	Our operating flexibility is more limited due to debt provisions, including restrictions on creating liens on our properties and preemptive and anti-dilution rights.

•	We are subject to the risks that interest rates and our interest expense will increase.

•	Our ability to plan for, or react to, changes in our business is more limited.

•	We may be unable to repay our debt when it comes due.

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

Index

Significant uncertainty exists as to the reimbursement status of newly approved health care products. Third party payers are increasingly attempting to contain the costs of health care products and services by limiting both coverage and the level of reimbursement for new therapeutic products and by refusing, in some cases, to provide coverage for uses of approved products for disease indications for which the FDA has not granted marketing approval. There can be no assurance that third party reimbursement coverage will be available or adequate for any products or services that we develop, including the Menaflex product, even though it was cleared to market by the FDA.

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

Negative publicity or medical research regarding the health effects of the types of materials used in the Menaflex device could affect us.

Since December 2003, the U.S. Department of Agriculture has announced diagnoses of bovine spongiform encephalopathy, also known as mad cow disease, in adult cows in several isolated instances. This could raise public concern about the safety of using certain other animal-derived products, including the bovine tendon based material used in the Menaflex device. The U.S. Department of Agriculture has indicated that human transmission of mad cow disease is limited to nervous system tissue such as the brain, spinal cord, retina, dorsal root ganglia (nervous tissue located near the backbone), distal ileum and the bone marrow. Additionally, the literature indicates that certain steps used in the manufacture of the Menaflex device have a high probability of destroying any of the prions, or protein particles, believed to be responsible for mad cow disease, even if they were present in the tendon tissue. Currently, we obtain our supply of bovine tissue from the achilles tendon of U.S. cows that are 24 months or younger in age and source the tendon material from a third-party supplier. However, we are still subject to risks resulting from public perception that the bovine collagen may be affected by mad cow disease. To date, as a result of concerns about mad cow disease, we do not believe that we have suffered any negative financial results. However, should public concerns about the safety of bovine collagen or other cow-derived substances increase, as a result of further occurrences of mad cow disease or for any other reason, we could suffer a loss of sales, face increased barriers to obtaining FDA clearance or approval of the expansion of the indications for use of our Menaflex product to the lateral meniscus, or risk having our FDA clearance for marketing revoked. This could have a material and adverse effect on our financial results.

To be commercially successful, we will have to convince physicians that using our products to repair damaged menisci is an effective alternative to existing therapies and treatments.

We believe that physicians will not widely adopt our products unless they determine based on experience, clinical data and published peer reviewed journal articles, that the use of the Menaflex device, the SharpShooter or any future products we develop provides an effective alternative to conventional means of treating a damaged meniscus or other injury. Clinical experience may not indicate that treatment with our products provides patients with sustained benefits. In addition, we believe that continued recommendations and support for the use of our products by influential physicians are essential for widespread market acceptance. If our products do not continue to receive support from these physicians or from long-term data, surgeons may not use, and the facilities may not purchase, our products. Moreover, our competitors may develop and successfully commercialize medical devices that directly or indirectly accomplish in a superior and less expensive manner what our products are designed to accomplish. If our competitors’ products prove to be more successful than ours, our products could be rendered obsolete. As a result, we may not be able to produce sufficient sales to obtain or maintain profitability.

We are dependent on a few products.

We anticipate that most of our revenue growth in the future, if any, will come from our tissue growth and repair technology products, including Menaflex device, and other supporting products, including the SharpShooter. We may not be able to successfully increase sales of our current product offering. Additionally, our efforts to develop new products, including enhancements to our existing products may not be successful. If our development efforts are successful, we may not be successful in marketing and selling our new products.

Index

We may face challenges to our patents and proprietary rights.

Our ability to develop and maintain proprietary aspects of our business, including the Menaflex device and the SharpShooter, is critical for our future success. We rely on a combination of confidentiality protections, contractual requirements, trade secret protections, patents, trademarks and copyrights to protect our proprietary intellectual property. Our patent positions and those of other medical device companies are uncertain and involve complex and evolving legal and factual questions. Pending patent applications may not result in issued patents. Patents issued to or licensed by us have limited remaining terms, may be challenged or circumvented by competitors, and such patents may not be found to be valid or sufficiently broad to protect our technology or to provide us with any competitive advantage. Any future litigation, regardless of the outcome, could result in substantial expense and significant diversion of the efforts of our technical and management personnel.

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

Zimmer, the successor-in-interest to Centerpulse, has provided us debt financing pursuant to two credit agreements. The credit agreements provide that the debt will mature on the earlier of 36 months from the date we receive FDA approval for the CMI or December 31, 2009. To secure our obligations under one of the Credit Agreements (the “2000 Credit Agreement”), we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. As of December 31 2008, we owed approximately $8.5 million under these credit facilities, of which approximately $5.6 million is collateralized by a security interest in certain of our intellectual property. If a specified event of default occurs under the 2000 Credit Agreement, Zimmer may exercise its right to foreclose on certain intellectual property used as collateral for the payment of these obligations. Any such default and resulting foreclosure could have a material adverse effect on our financial condition.

Our reliance on Zimmer as a shareholder and lender may allow it to exert control over our actions.

Based on shares outstanding as of December 31, 2008, Zimmer beneficially owns approximately 4.38% of our common stock. Zimmer has also provided us debt financing pursuant to two credit agreements, which mature on December 31, 2009. Accrued interest related to the credit agreements is due upon maturity of the underlying principal. On the due date, the Company may, at its option and subject to certain conditions as stated elsewhere, require any unpaid debt to be converted to equity. If the debt is converted into equity, Zimmer’s ownership interest in the Company would likely increase significantly. As of December 31, 2008, the Company did not have sufficient cash, to satisfy this debt. To secure our obligations under one of the credit agreements, we have granted Zimmer a security interest in certain of our intellectual property and have agreed not to license or sell such intellectual property, other than in the ordinary course of our business. These factors, individually or taken together, may result in Zimmer being able to exercise substantial control over the Company. In many cases, Zimmer’s interests and the Company’s interests are not aligned and Zimmer may exert control in a manner that is inconsistent with the Company’s interests.

We are dependent on a single or a limited number of suppliers and the loss of any of these suppliers could adversely affect our business.

We rely upon our vendors for the supply of raw materials and product components used in the manufacture of our Menaflex and SharpShooter products. Furthermore, in several cases we rely on a single vendor to supply critical materials or components. In the event that we are unable to obtain components for any of our products, or are unable to obtain such components on commercially reasonable terms, we may not be able to manufacture or distribute our products on a timely and competitive basis, or at all. If we experience any delays in product availability, the costs incurred in locating alternative suppliers could have a material adverse effect on our operations.

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

Index

In December 2008 the FDA cleared our collagen scaffold device, the Menaflex collagen meniscus implant for sale in the U.S. We plan to contract with independent third-party sales organizations to market the Menaflex product. There is no guarantee that we will be able to find suitable third parties to effectively distribute the Menaflex product in the U.S. or elsewhere. We may not be successful in entering into distribution arrangements and marketing alliances with other third parties or if we do, we will be subject to a number of risks, including:

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

The Company has created a subsidiary, ReGen AG, to conduct its distribution activities outside the U.S. through local market distributors and a limited number of employees. The Company is in the process of developing a marketing and distribution infrastructure in the U.S. and other markets. Conducting marketing and distribution activities forces us to invest in sales and marketing personnel and related costs. Developing the infrastructure to market and sell products is a difficult, expensive and time-consuming process. We have limited experience developing a sales organization and may be unsuccessful in attempting to do so. Factors that may inhibit our efforts to market our products include our inability to recruit and retain adequate numbers of effective sales and marketing personnel or third party distributors and the inability of sales personnel or third party distributors to obtain access to or persuade adequate numbers of physicians to use our products. If we are unable to develop a sales and marketing operation or if such sales or marketing operation is not successful, we may not be able to increase market awareness and sell our products throughout the world.

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

Our business could be materially and adversely impacted by risks inherent in international markets.

During the years ended December 31, 2008 and 2007, approximately 78% and 66%, respectively, of our revenue from sales was generated by customers outside the U.S. We expect that customers outside the U.S. will continue to account for a significant portion of our revenue in the future, at least until we begin to market the Menaflex device (or other new products) in the U.S. Our international sales subject us to inherent risks related to changes in the economic, political, legal and business environments in the foreign countries in which we do business, including the following:

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

Index

The price of our common stock has been, and will likely continue to be, volatile.

The market price of our common stock, like that of the securities of many other companies that are in, or are just emerging from, the development stage, has fluctuated over a wide range and it is likely that the price of our common stock will fluctuate in the future. Over the past two fiscal years, the closing price of our common stock, as reported by the OTC Bulletin Board, has fluctuated from a low of $0.84 to a high of $10.60 on a post reverse stock split basis and from a low of $0.04 to a high of $0.53 on a pre reverse stock split basis. The market price of our common stock could be impacted by a variety of factors, including:

•	Fluctuations in stock market prices and trading volumes of similar companies or of the markets generally;

•	Our ability to successfully launch, market and earn significant revenue from our Menaflex product;

•	Our ability to obtain additional financing to support our continuing operations;

•
Disclosure of the details and results of regulatory applications and proceedings, including any future disclosure involving the 510(k) clearance process to expand the indication for use of our Menaflex product to the lateral meniscus;

•	Changes in government regulation;

•
The anti-dilution rights held by certain holders of common stock purchased in private placements in January and February 2009 and certain holders of notes purchased in private placements in July and December of 2008;

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

Based on shares outstanding as of December 31, 2008, the following entities beneficially own five percent or more of our common stock: Robert McNeil, Ph.D., a member of our Board of Directors, owns approximately 37.52% (which includes shares owned by Sanderling Ventures); Sanderling Ventures owns approximately 36.57%; Ivy Healthcare Capital II, L.P. owns approximately 17.25%; and Gerald Bisbee, Jr., our CEO and Chairman of our Board of Directors, owns approximately 5.49%. Further, based on shares outstanding as of December 31, 2008, our Board of Directors and executive officers, as a group, beneficially own 50.02% of our common stock (which includes shares owned by Sanderling Ventures). Any of these stockholders, if acting together, have the ability to exert substantial influence over the outcome of corporate actions requiring stockholder approval. This concentration of ownership may also have the effect of delaying or preventing a change in our control.

Index

A substantial number of shares of our common stock are eligible for sale and this could cause our common stock price to decline significantly.

Subject to the requirements of Rule 144, substantially all of the shares of common stock outstanding as of December 31, 2008, and the shares of common stock issuable upon conversion of our Series A and Series C preferred stock are eligible for sale. As a result, there are approximately 6,250,331 shares eligible for sale as of March 19, 2009. Our Series A Stock and our Series C Stock are convertible into common stock on a one-for-twenty basis, and are convertible at any time at the election of the holders. As of December 31, 2008, all shares of Series D and Series E Stock had been converted into common stock. In addition, shares of common stock issuable upon exercise of outstanding warrants and options may become eligible for sale after exercise of the respective warrants and options.

If our stockholders sell, or the market perceives that our stockholders intend to sell for various reasons including the ending of restrictions on resale, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales may also make it more difficult for us to sell equity or equity-related securities in the future at time and price that we deem appropriate.

The subordination of our common stock to our preferred stock could hurt common stockholders.

Our common stock is expressly subordinate to our Series A Stock and Series C Stock in the event of our liquidation, dissolution or winding up. With respect to our Series A Stock and Series C Stock, any merger or sale of substantially all of our assets shall be considered a deemed liquidation. If we were to cease operations and liquidate our assets, we would, as of December 31, 2008, first be required to pay approximately $3.6 million to the holders of our Series A Stock and Series C Stock and there may not be any remaining value available for distribution to the holders of common stock after providing for these liquidation preferences.

The exercise of warrants or options or conversion of notes may depress our stock price and may result in dilution to our common stockholders.

There are a significant number of outstanding warrants and options to purchase our stock and there are a certain number of outstanding notes that are convertible into our common stock. If the market price of our common stock rises above the exercise price of outstanding warrants and options or the conversion price of the outstanding notes, holders of those securities are likely to exercise their warrants and options or convert their notes and sell the common stock acquired upon exercise or conversion of such securities, as applicable, in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants, options, or notes may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options, warrants, or notes exercise those options or warrants or convert those notes, as applicable, our common stockholders will incur dilution.

As of December 31, 2008, warrants to purchase 1,046,152 shares of our common stock at a weighted average exercise price of $9.24 per share were outstanding and exercisable; options to purchase 4,067,182 shares of common stock were outstanding, of which 1,266,786 were exercisable at a weighted average exercise price of $6.51 per share; and notes convertible into 1,089,189 shares of common stock at a conversion price of $3.00 per share were outstanding.

We issue common stock and grant stock options and warrants as payment for services and the issuance of such common stock and the exercise of such options and warrants may result in dilution to our common stockholders.

In the past we have issued common stock and granted stock options and warrants to purchase our common stock as consideration for services and we may continue to do so in the future. During 2008 we issued 83,333 shares of stock valued at approximately $262,500 to certain vendors in partial payment for services. Of the shares issued in 2008, 8,333 shares valued at approximately $15,000 were issued for services rendered during 2007. During 2008, we issued options to our employees, directors and consultants exercisable for an aggregate of 1,550,215 shares of our common stock, with an aggregate estimated grant date fair value of approximately $3,865,000. During 2007 we issued 9,429 shares of stock valued at approximately $71,000 to certain vendors in partial payment for services. Pursuant to a one-year consulting agreement that was effective March 2, 2007, we issued a warrant to Sanderling Ventures Management VI to purchase 2,000 shares of Series D Stock at $42 per share. As a result of the one-for-twenty reverse stock split that was effective November 29, 2008 and mandatory conversion of the Series D Stock, the warrant became exercisable for 10,000 shares of common stock at $8.40 per share. The warrant has a five-year term and an estimated fair value of approximately $69,000. During 2007, we issued options to our employees, directors, and consultants exercisable for an aggregate of 2,000,032 shares to of our common stock, with an aggregate estimated grant date fair value of approximately $3,918,000. To the extent that we issue additional shares of stock or such options or warrants are exercised, our shareholders will incur dilution.

Index

We may not be able to utilize all of our net operating loss carryforwards.

The Company had a net operating loss carryforward at December 31, 2008 of approximately $81.2 million and a research and development tax credit of approximately $295,000. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company, a lack of taxable income in future periods, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

We do not own any real estate. Our corporate headquarters is located in Hackensack, New Jersey, in approximately 2,169 square feet of leased space, and our production facility is located in Redwood City, California in approximately 15,021 square feet of leased space. We also lease 778 square feet of office space in Baar, Switzerland. Our facilities are adequate for present operations.

Item 3.  Legal Proceedings.

In the fourth quarter of 2007 the Company responded to inquiries from the U.S. Internal Revenue Service (the IRS) and the state of California Franchise Tax Board pertaining to options granted where the market price of the Company’s stock was higher than the exercise price of the options. In February 2008 and June 2008, the Company received follow-up inquiries from the IRS, to which it responded in May and June 2008, respectively. In July 2008, the Company received another follow-up inquiry to which the Company responded in August 2008.  In connection with the inquiry the Company paid additional payroll taxes of approximately $26,000, unrelated to options granted where the market price of the Company’s stock was higher than the exercise price of the options. The additional taxes have been included in the Company’s results of operations for 2008. The IRS closed its inquiry in September 2008.

We are a defendant from time to time in lawsuits incidental to our business. We are not currently subject to any material legal proceedings.

Index

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Until February 12, 2001, the Company’s common stock was traded on the Nasdaq SmallCap Market under the symbol AMSI. On February 13, 2001, the Company’s common stock began trading on the OTC Bulletin Board under the symbol AMSI. On July 3, 2001, the ticker was changed to AROS and then on November 20, 2002 the ticker was changed to RGBI. On November 29, 2008, we completed a one-for-twenty reverse stock split, and on December 1, 2008 our stock began to trade on the OTC Bulletin Board under the symbol RGBO. The following table sets forth, for the periods indicated, the range of high and low sale prices for the common stock as reported by the OTC Bulletin Board. All prices have been adjusted for the effect of the one for twenty reverse stock split.

	High	Low
Year Ended December 31, 2008
First Quarter	$3.90	$1.60
Second Quarter	5.20	3.00
Third Quarter	3.60	1.60
Fourth Quarter	5.40	1.60
Year Ended December 31, 2007
First Quarter	$10.60	$7.80
Second Quarter	10.00	6.20
Third Quarter	8.00	1.54
Fourth Quarter	2.40	0.84
__________

As of March 19, 2009, the Company had 234 holders of record of its common stock.

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

Unregistered Sales of Equity Securities and Use of Proceeds

On November 28, 2008 we issued 3,750 shares of our Series E Stock to a vendor in consideration for services rendered during the fourth quarter of 2008. The estimated fair value of these services approximates $77,000. The Series E shares were mandatorily converted into 18,750 shares of common stock as a result of the one-for- twenty reverse stock split which was effected on November 29, 2008, The issuance of the foregoing securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  Selected Financial Data.

Not applicable.

Index

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

Overview

ReGen’s proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. The Company’s first approved product using its collagen matrix technology is the Menaflex collagen meniscus implant device (also known as the CMI), which was cleared for marketing in the U.S. by the FDA in December 2008. The Menaflex device was determined to be substantially equivalent to existing Class II devices through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA during the first half of 2009. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus. Recently, we received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex in the context of his examination of the relationship between the FDA and product manufacturers. The letter requested us to provide responses and information in connection with the approval process. We intend to cooperate fully with the inquiry. U.S. sales of the Menaflex product are expected to begin in the second quarter of 2009; however there can be no assurance that we will be ready to launch U.S. sales at that time. The Menaflex product also is marketed for sale in the EU and the Republic of South Africa.

Our current principal product offerings are the Menaflex device and the SharpShooter. In 2007 we developed the new brand name – Menaflex – for our collagen meniscus implant device.  The CMI name was used during the research and development phase of our collagen meniscus implant device, and it will continue to be seen in numerous scientific publications and clinical references.  Menaflex is a unique brand name that is designed to enhance our product's recognition among patients and surgeons.

The purpose of the Menaflex collagen meniscus implant is to facilitate growth of new tissue to reinforce existing meniscus tissue following partial meniscectomy in the human knee. The SharpShooter is a suturing device used to facilitate the surgical implantation of the Menaflex device, as well as to perform other similar arthroscopic meniscus repair procedures. Both the Menaflex device and SharpShooter are marketed outside the U.S. through ReGen AG, including in Italy, Spain, Andorra, Poland, Turkey, the Republic of South Africa, and the U.K., through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. We have developed a U.S. launch plan which leverages our experience in marketing the Menaflex product in Europe, including surgeon training and surgical technique refinements. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with ConMed Linvatec (“Linvatec”) (NASDAQ: CNMD).

We will need to pursue additional financing in order to support ongoing operations, including U.S. launch of the Menaflex product and meeting our future debt service requirements, at least until our revenue from sales of our products is sufficient to support our operations. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2008, the Company incurred a net loss of $10 million and used $6.78 million cash in operating activities. At December 31, 2008, the Company had cash and cash equivalents of $250,000. In January and February 2009, the Company completed a two-stage financing for gross aggregate proceeds of approximately $8.75 million (see further information below under the heading Equity and Debt Financings). Based on current cash and investment balances, including the proceeds from financings closed in January and February 2009, and planned spending rates, management believes the Company has adequate cash and investments on hand to support ongoing operations through at least June 2009. We anticipate that additional cash will be required to support operations beyond June 2009. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2009 to support operations. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional cash is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

We completed a one-for-twenty reverse stock split of the Company’s common stock effective November 29, 2008. All current and historical share and per share information in this Annual Report on Form 10-K have been adjusted to reflect the results of the reverse stock split. The number of shares of common stock issued and outstanding have been reduced according to the reverse stock split, but the number of authorized shares of common stock and preferred stock and the respective rights and preferences of the shares thereof remained the same. The reverse stock split did not change our financial condition, results from operations, the percentage of ownership of management, the number of our shareholders or other aspects of our business. However, the reverse stock split does increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of outstanding shares of our common stock.

Index

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, whereby revenue is recognized when it is either realized or realizable and earned. Revenue is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) our price to the buyer is fixed and determinable; and (4) collection of such revenue is reasonably assured. In cases where title of product passes to the customers free on board (FOB) origin, we recognize revenue from product sales upon the shipment of such products to our customer. For sales to our South African, Polish, and U.K. distributors, where title passes FOB destination, we recognize revenue upon receipt of goods by the customer (typically four to six business days after shipment). Amounts billed to customers for shipping and handling are included in revenue from sales. Shipping and handling costs incurred by the Company are included in cost of goods sold. Generally, our customers do not have a right to return the product other than for quality issues.

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

Inventory Valuation

Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At December 31, 2008, approximately 10% of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

To date, commercial sales of our products have been inconsistent and our production efforts have been directed primarily toward development. Given the inconsistent and generally low volumes of commercial production to date, estimates and assumptions related to factors such as labor inputs and yields are based on a limited amount of historical data. Actual results may differ significantly from our estimates. We continually review the assumptions and estimates we use to value inventory and expect that our judgments regarding these estimates may change as commercial production volumes increase and additional data are available.

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

For stock issued to vendors for services, we recognize expense based on our stock price at the earlier of the date at which a performance commitment by the vendor exists or the date at which the vendor’s performance is complete. Expense recognized for non-employee options and for warrants issued in connection with a consulting agreement is measured based on management’s estimate of fair value and recognized over the respective service period.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. Management determined that historical realized volatility calculated since the reverse merger is a reasonable indicator of expected volatility and future stock price trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

Income Taxes

The Company had a net operating loss carryforward at December 31, 2008 of approximately $81.2 million and a research and development tax credit of approximately $295,000. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of ReGen, and the effect of the reverse merger and recapitalization completed on June 21, 2002. Based on management’s evaluation of all positive and negative evidence, we have concluded that it is more likely than not that deferred tax assets resulting from future deductible amounts will not be realized. Accordingly, we have established a full valuation allowance for the net deferred tax assets.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Adoption of FIN 48 did not have a significant impact on the Company’s consolidated financial statements. The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2005 to 2008. In addition, the Company’s net operating loss carryforwards that relate to 1994 and forward are subject to adjustment by these tax authorities. At December 31, 2008, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2008 and 2007, the Company did not have any income tax related interest or penalties.

Index

Significant New Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP No. 157-3), which was effective upon issuance. FSP 157-3 clarifies the application of SFAS No. 157 in a market that is not active.  See below for a discussion of SFAS No. 157.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. See below for a discussion of SFAS No. 157.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. There were no gains or losses for the year ended December 31, 2008 included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Adoption of the provisions of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

 Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on its consolidated financial statements.

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5), which provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. We have not yet determined what, if any, effect EITF 07-5 will have on our results of operations or financial condition.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect adoption of FSP No. EITF 03-6-1 to have a significant impact on its consolidated financial statements.

In June 2007, the FASB issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities (EITF 07-3), which states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The provisions of EITF 07-3 are effective for fiscal years beginning after December 15, 2008.  The Company does not expect adoption of EITF 07-3 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of SFAS No. 162 to have a significant impact on its consolidated financial statements.

Index

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (FSP No. APB 14-1), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect adoption of FSP No. APB 14-1 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (SFAS No. 161), which provides disclosure requirements for derivative instruments and hedging activities and applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments) and related hedged items accounted for under Statement 133. It amends and expands the previous disclosure requirements of Statement 133. SFAS No. 161 is effective for interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating what effect, if any, adoption of the provisions of SFAS No. 161 will have on its consolidated financial statements.

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS No. 141(R)), and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards significantly changed the financial accounting and reporting of business combinations and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and, with limited exceptions for certain income tax accounting changes, is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after  December 15, 2008. Early adoption is prohibited. The Company does not expect adoption of SFAS No. 141(R) or SFAS No. 160 to have a material effect on its consolidated financial statements.

RESULTS OF OPERATIONS

REVENUE.  Total revenue for 2008 approximated $1,374,000 compared with approximately $986,000 for 2007. Our revenue from sales of our products approximated $1,326,000 for 2008 compared with $941,000 for 2007, representing an approximate increase of $385,000 (41%). The remainder of our revenue is derived from related royalties, which generally are due under the license agreements when our distributor sells the product to a third party. Royalty revenue increased approximately $3,000 or 7% for 2008. Revenue variances result from varying levels of product sales. Historically, shipments of our products, and therefore revenue to the Company, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Menaflex sales approximated 72% of total revenue from sales for 2008 compared with 59% for 2007. In 2008, 583 Menaflex units were sold at an average selling price of approximately $1,590, compared with 352 units sold in 2007, at an average selling price of $1,570. The first sales of Menaflex for the lateral meniscus occurred in the first quarter of 2007 and represented approximately 38% and 34% of total Menaflex units sold in 2008 and 2007, respectively. SharpShooter sales approximated 28% of total 2008 revenue from sales compared with 41% for 2007.

Both the Menaflex and SharpShooter products are marketed outside the U.S. through ReGen AG, including in Italy, Spain, Andorra, Poland, Turkey, the U.K., and the Republic of South Africa through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. During 2008 and 2007, sales to ReGen AG customers represented 100% of our Menaflex product sales. ReGen AG’s selling price for Menaflex ranges between approximately $1,050 and $2,600 per unit. In December 2008, the FDA cleared the Menaflex device for sale in the U.S., with an indication for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. U.S. sales of the Menaflex product are expected to begin in the second quarter of 2009; however there can be no assurance that we will be ready to launch U.S. sales at that time.

The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec. SharpShooter sales to Linvatec approximated 78% of total 2008 SharpShooter sales, compared with 82% for 2007. SharpShooter sales decreased approximately $6,000 (2%) between 2007 and 2008, primarily as a result of decreased sales to Linvatec. SharpShooter sales to ReGen AG customers approximated 22% of total 2008 SharpShooter sales, compared with 18% of total SharpShooter sales for 2007. During the fourth quarter of 2007, we selected a new vendor for assembly of our SharpShooter device. Due to delays in the transition to the new vendor, we did not have product available for sale until late in the second quarter of 2008, which negatively impacted sales for the year.

Index

COST OF GOODS SOLD.  Cost of goods sold approximated $693,000 for 2008 compared with $465,000 for 2007. Menaflex costs approximated $332,000 for 2008 compared with $173,000 for 2007, an increase of approximately $159,000 or 92%. All Menaflex units sold in 2008 and 2007 had been carried at cost, which was lower than market.  SharpShooter costs approximated $343,000 for 2008 compared with $277,000 for 2007. The approximate $66,000 (24%) increase in SharpShooter costs results primarily from the change in supplier for SharpShooter components that occurred in 2008. The percentage of inventory valued at below the Company’s cost at December 31, 2008, and 2007, approximated 10% and 1%, respectively. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The remainder of the variance in cost of goods sold (approximately $3,000) relates to increased SharpShooter royalty costs.

RESEARCH AND DEVELOPMENT.  Research and development expenses approximated $4.0 million for each of the years ended December 31, 2008 and 2007.

Our research and development spending is primarily for clinical and regulatory activities and maintenance of patents and other intellectual property. During 2008 and 2007, our research and development was focused largely on obtaining U.S. regulatory clearance for the Menaflex device, the conduct of our CMI MCT in the U.S., and conduct of our European post-market study of the lateral Menaflex device, In 2007, European regulatory authorities accepted an expanded CE to include both the medial and lateral configurations. In December 2008, we obtained FDA clearance of the Menaflex collagen meniscus implant, which is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus.  In 2009, we expect to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA during the first half of 2009 and to conduct other limited product development activities. Lastly, we continue to conduct early research on potential extended applications of our collagen matrix technology.

We believe that our proprietary collagen matrix technology has the potential to be used for the treatment of various injuries and degeneration of other tissue structures, as well as use as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. We plan to continue to use outside resources for product research. We may, in the future, hire additional research and development employees. Our ability to continue our research and development activities is subject to the constraints posed by our liquidity position and need for outside financing. See Liquidity and Capital Resources below.

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE.  Business development, general and administrative expenses approximated $5.8 million for 2008 compared with $6.9 million for 2007, an approximate net decrease of $1.1 million, or 16%. The decrease resulted primarily from decreased spending for development of our worldwide marketing and distribution network. For 2009, while we intend to continue controls over discretionary costs to conserve current cash and investments, we expect spending in this category to increase as a result of U.S. launch of our Menaflex product and costs associated with development of a marketing and business management infrastructure needed to support U.S. launch.

NON-OPERATING INCOME (EXPENSE).  Non-operating income (expense) consists of interest and other income and interest and other expense. Interest and other income approximated $59,000 in 2008 compared with $366,000 for 2007. The approximate decrease of $307,000 was primarily related to earnings on lower average cash and cash equivalents and investment balances during 2008 compared with 2007. For 2008 and 2007 interest and other expense includes (i) foreign currency transaction (gains)/losses approximating ($14,000) and $13,000, respectively and (ii) interest expense approximating $883,000 and $429,000, respectively. The increase in interest expense of $454,000 or 106% was due primarily to interest, including amortization of discount and financing costs, related to convertible debt issued during 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and liquid investments that meet our classification criteria for cash and cash equivalents.

Cash and cash equivalents at December 31, 2008 approximated $250,000, compared with cash and cash equivalents and investments of approximately $4.1 million as of December 31, 2007. The net decrease in cash and cash equivalents and investments results from cash used to support our normal operations, for property and equipment purchases, and for repayment of capital lease obligations, offset by the approximate $3.0 million net proceeds from the issuance of convertible notes and warrants in 2008.

At December 31, 2008, approximately 10% of our cash and cash equivalents balances were held in foreign currencies. The effect on our 2008 consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Index

Cash flows

The following table sets forth our sources and uses of cash for the years ended December 31, 2008 and 2007.

	Fiscal Year
	2008	2007
	(In thousands)
Net cash used in operations	$(6,775)	$(9,158)
Net cash provided by investing activities	71	377
Net cash provided by financing activities	2,889	5,546
Effect of exchange rate changes on cash	57	(25)
Net decrease in cash and cash equivalents	$(3,758)	$(3,260)

Cash used in operating activities during the year ended December 31, 2008 approximated $6.8 million, which resulted from the net loss of $10.0 million, adjusted to account for a net increase in accounts receivables, inventory and other assets of approximately $333,000, a net increase in accounts payable, accrued expenses and other liabilities of $1.3 million, together with adjustments of $2.3 million for non-cash items, including depreciation, stock-based compensation, amortization of the debt discount for warrant and beneficial conversion feature, amortization of deferred financing costs and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

During the year ended December 31, 2008, we used approximately $100,000 from our investments to fund operations; invested approximately $29,000 in property and equipment; issued convertible notes and warrants for approximate proceeds of $2,904,000, net of deferred financing costs; and repaid $15,000 of our capital lease obligations.

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. In December 2008 we received FDA clearance to market the Menaflex collagen meniscus implant in the U.S. The Menaflex device was cleared through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries on the medial meniscus. Sales of the Menaflex product in the U.S. are expected to begin in the second quarter of 2009; however there can be no assurance that we will be ready to launch U.S. sales at that time. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA in the first half of 2009. There can be no assurance that such clearance will be granted on a timely basis, if at all. Currently the Menaflex device is marketed for sale and distributed in the EU and the Republic of South Africa for both medial and lateral meniscus indications.

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

The Company’s convertible notes payable with a face value of approximately $3 million mature in 2008 and all of the Company’s notes payable to a related party (balance of approximately $8.5 million at December 31, 2008) become due and payable on December 31, 2009. Also, the Company’s Series A and C redeemable convertible Preferred Stock (liquidation preference of $892,000 and $2.7 million, respectively) become redeemable in one-third annual increments at the option of not less than a majority of the holders beginning in June 2009 and September 2010, respectively.

We will need to pursue additional financing in order to support ongoing operations, including launching sales of the Menaflex device in the U.S. and meeting our future debt service requirements. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In January and February 2009, the Company completed a two-staged common stock financing for aggregate proceeds of $8.75 million (see Equity Financings below for further information). Based upon current cash and cash equivalent balances, including proceeds from financings in the first quarter of 2009, and planned spending rates for 2009 management believes that the Company has adequate cash and cash equivalents on hand to support ongoing operations through at least June 2009. Our estimate may change, however, if actual results differ significantly from our expectations.

Index

Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our new 510(k) submission to the FDA; (iii) the actual pace of spending associated with commercialization of the Menaflex product; (iv) costs associated with other business objectives; (v) costs associated with responding to regulatory or legal inquiries; and (vi) other developments in our business. The timing of the 510(k) process is subject to inherent uncertainty. We anticipate that additional cash will be required to support operations beyond June 2009. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2009 to support operations. At this time we have received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Equity and Debt Financings

On January 16, 2009 and February 13, 2009, we closed the private placements of approximately 2,015,000 and 495,000 shares, respectively, of the Company’s common stock at $3.50 per share, for aggregated gross proceeds of approximately $8.75 million.  The investors in these offerings have certain terminable anti-dilution rights if the Company consummates a subsequent financing below $3.20 per share of common stock.  In connection with the offerings, the Company issued an aggregate of 376,474 warrants to investors to purchase additional shares of common stock at an exercise price of $1.20 per share. The warrants expire five years after the date of issuance.  The Company has agreed to use commercially reasonable efforts to register the common stock sold in the private placements as well as the common stock issuable upon exercise of the warrants on a registration statement to be filed with the Securities and Exchange Commission.

On July 24, 2008 we completed the private placement of $2,520,500 aggregate principal amount of unsecured convertible notes (the “July 2008 Notes”). The July 2008 Notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009. At the option of the holders, the Notes initially were convertible into the Company’s Series F Convertible Preferred Stock, par value $0.01 per share (“Series F Stock”) at a price of $15 per share. After the one-for twenty reverse stock split of the Company’s common stock that was effective November 29, 2009, and mandatory conversion of the Series F Stock, the July 2008 Notes became convertible into the Company’s common stock (based on the original terms of the financing) at an initial conversion price of $3.00 per share.  In connection with this financing, the Company issued warrants that initially were exercisable for 42,310 shares of Series F Stock, at a price of $1.00 per share of Series F Stock. After the one-for twenty reverse stock split of the Company’s common stock and mandatory conversion of the Series F Stock, the warrants became exercisable for 211,615 shares of common stock, at a price of $0.20 per share (based on the original terms of the financing). The warrants expire five years from the date of issuance.

In connection with the July 24, 2008 financing, on July 21, 2008, the Company’s Board of Directors authorized the filing of a Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock (the “Series F Certificate”) with the Secretary of State of the State of Delaware to designate and establish 270,000 shares of Series F Stock.  The Series F Certificate was filed on July 23, 2008 and was effective upon filing.  The Series F Certificate provides, among other things, that each share of Series F Stock is mandatorily convertible into 100 shares, initially (prior to the impact of the reverse stock split), of Common Stock immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of Common Stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Common Stock such that there are a sufficient number of shares of Common Stock available to effect the conversion, in both situations after taking into account all other shares of Common Stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company.  Either of such corporate actions was subject to the approval of the Company’s shareholders before they may be executed. At the 2008 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fourteen, one-for-sixteen, one-for-eighteen or one-for-twenty reverse stock split, subject to the discretion of the Company’s Board of Directors before November 30, 2008. On November 29, 2008, the Company invoked a one-for-twenty reverse stock split of its common stock and each share of Series F Stock mandatorily converted into five shares of common stock. No shares of Series F Stock were issued or outstanding at the time of mandatory conversion.

The holders of the July 2008 Notes have certain terminable preemptive rights to purchase a pro rata share in a subsequent qualified financing by the Company.  The conversion rate of the July 2008 Notes is subject to the anti-dilution rights of the holders of each.  The Company has agreed to use commercially reasonable efforts to register the common stock into which the July 2008 Notes and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors.

On December 4, 2008 the Company completed the private placement of $499,400 aggregate principal amount of unsecured convertible notes (the “December 2008 Notes”). The December 2008 Notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009. At the option of the holders, the December 2008 Notes may be converted into the Company’s common stock at a price of $3.00 per share. In connection with the financing, the Company issued warrants to purchase 41,628 shares of common stock, exercisable at a price of $0.20 per share. The warrants expire five years after issuance. The conversion rate of the December 2008 Notes is subject to the anti-dilution rights of the holders. The Company has agreed to use commercially reasonable efforts to register the Common Stock into which the December 2008 Notes and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors.

Index

The January 16, 2009 offering effectively terminated all rights of first offer held by those investors who also held July 2008 Notes.  In addition, the investors in the January 16, 2009 offering converted an aggregate of approximately $3 million of July 2008 and December 2008 Notes held by such investors into approximately 989,000 shares of the Company’s common stock in accordance with the terms of such Notes.

On March 2, 2007, March 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D convertible preferred stock, par value $0.01 per share (Series D Stock), resulting in aggregate proceeds net of issuance costs approximating $5.6 million (the Series D financing). On November 29, 2008, the Company invoked a one-for-twenty reverse stock split of its common stock and each share of Series D Stock mandatorily converted into five shares of common stock.

In connection with the Series D financing, the Company issued to the investors warrants to purchase 40,714 shares of the Company’s Series D Stock at an initial exercise price of $63 per share. As a result of the one-for-twenty reverse stock split and mandatory conversion of the Series D Stock, the warrants became exercisable for 203,570 shares of the Company’s common stock at an initial exercise price of $12.60 per share (based on the original terms of the financing). The warrants expire five years after issuance. Also in connection with the Series D financing, the Company issued to the investors options to purchase up to 135,715 shares of the Company’s Series D Stock, exercisable for cash at $42 per share. As a result of the one-for-twenty reverse stock split and mandatory conversion of the Series D Stock, the options became exercisable for 678,575 shares of the Company’s common stock at $8.40 per share (based on the original terms of the financing). Initially, the options were exercisable for 15 days following public announcement of FDA clearance of the Company’s Collagen Scaffold device as a class II device and expired at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007. In October 2007, the Company extended the expiration date of the options to December 31, 2008 (see Note 14 to our consolidated financial statements). All of the options have expired unexercised. As of December 31, 2008, the warrants meet the criteria of EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, for classification as equity in the Company’s consolidated balance sheet.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock with the warrant having a five-year term and an exercise price of $42 per share. As a result of the one-for-twenty reverse stock split and mandatory conversion of the Series D Stock, the options became exercisable for 10,000 shares of the Company’s common stock at $8.40 per common share. Using the Black Scholes model, the Company has estimated the fair value of the warrant to be approximately $69,000, which was expensed in its 2007 results of operations.

During 2008, holders of 492,785 and 557,991 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to 24,639 and 27,896 shares of common stock, respectively.  During 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares to an equal number of shares of common stock. Pursuant to the one-for-twenty reverse stock split effective November 29, 2009, the common shares into which the Series A and Series C Stock were converted in 2007 were adjusted to 538,845 and 223,164 common shares, respectively. As a result of the Series C Stock conversions, $11,000 and $173,000 of unamortized issuance costs associated with the Series C Stock was recognized during 2008 and 2007, respectively, as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. Subsequent to December 31, 2008, holders of 4,643,556 shares of Series C Stock exercised their right to convert their shares into 232,179 shares of the Company’s common stock.

Debt Arrangements

We have obtained debt financing from Zimmer, the successor-in-interest to Centerpulse, a shareholder, pursuant to two credit agreements. As of December 31, 2008, we owed approximately $8.5 million under these credit facilities. The credit agreements provide that the debt will mature on December 31, 2009. On the due date, we may, at our option require any unpaid debt to be converted into equity provided that (i) the Company’s shares are publicly traded, (ii) there is reasonable liquidity in the trading of the Company’s shares, and (iii) the debt is converted into registered shares. The conversion price per share is equal to 75% of the then current market price of our common stock. Accrued interest under these credit facilities is due upon maturity of the underlying principal. As of December 31, 2008, the Company did not have sufficient cash to satisfy this debt. As of December 31, 2008, accrued interest on the credit facilities was approximately $2.5 million. The weighted average interest rate on the credit facilities was 4.27% and 5.28% for the years ended December 31, 2008 and 2007, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Index

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: Board of Directors
ReGen Biologics, Inc.

We have audited the accompanying consolidated balance sheets of ReGen Biologics, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and Series A and Series C redeemable convertible preferred stock, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred  to above present fairly, in all material respects, the consolidated financial position of ReGen Biologics, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and requires additional capital to fund its operations and satisfy its obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 2.  The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland
March 25, 2009

Index

REGEN BIOLOGICS, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$250	$4,008
Short-term investments	—	100
Trade receivables, net of allowance for doubtful accounts of $20 and $3, as of December 31, 2008 and December 31, 2007, respectively	233	236
Inventory	400	311
Prepaid expenses and other current assets	895	336
Deferred financing costs	82	—
Total current assets	1,860	4,991
Property and equipment, net	328	402
Other assets	103	109
Total assets	$2,291	$5,502
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$720	$220
Accounts payable to related party	9	4
Accrued expenses	731	352
Other current liabilities	15	79
Convertible notes payable, face value $3,039, less unamortized discount of $1,125, and including accrued interest of $92	2,006	—
Current portion of notes payable to related party, including accrued interest of $2,479 at December 31, 2008	8,522	—
Total current liabilities	12,003	655
Other liabilities	189	204
Long-term portion of capital leases	7	22
Long-term portion of notes payable to related party, including accrued interest of $2,122 at December 31, 2007	—	8,165
Total liabilities	12,199	9,046
Series A redeemable convertible preferred stock, $0.01 par value; 15,309,822 shares authorized; issued and outstanding 1,990,331 shares at liquidation preference of $892 at December 31, 2008; 2,483,116 shares at liquidation preference of $1,113 at December 31, 2007	892	1,113
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 6,025,437 shares at liquidation preference of $2,700 at December 31, 2008; 6,583,348 shares at liquidation preference of $2,950 at December 31, 2007	2,586	2,757
Stockholders’ equity (deficit):
Series D contingently convertible preferred stock, options and warrants; preferred stock , $.01 par value; 500,000 shares authorized; issued and outstanding 135,715 shares at liquidation preference of $5,700 as of December 31, 2007	—	5,560
Common stock, $0.01 par value; 165,000,000 shares authorized; issued and outstanding, 6,018,152 shares at December 31, 2008; issued 5,206,735 shares and 3,026 shares in treasury December 31, 2007	59	51
Additional paid-in capital	92,041	82,431
Accumulated deficit	(105,486)	(95,456)
Total stockholders’ deficit	(13,386)	(7,414)
Total liabilities and stockholders’ deficit	$2,291	$5,502

See accompanying Notes to Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2008	2007
Revenue:
Sales	$1,326	$941
Royalties	48	45
Total revenue	1,374	986
Expenses:
Costs of goods sold	693	465
Research and development	4,025	3,965
Business development, general and administrative	5,797	6,857
Total expenses	10,515	11,287
Operating loss	(9,141)	(10,301)
Interest and other income	59	366
Interest and other expense	(869)	(442)
Net loss	(9,951)	(10,377)
Amortization of issuance costs related to Series C Preferred Stock	(79)	(245)
Deemed dividend to Series D Preferred Stockholders upon satisfaction of contingencies related to beneficial conversion	(2,637)	—
Deemed dividend to stockholders for amendment of financing options and issuance of warrants	(42)	(115)
Net loss attributable to common stockholders	$(12,709)	$(10,737)
Basic and diluted net loss per share attributable to common stockholders	$(2.41)	$(2.07)
Weighted average number of shares used for calculation of net loss per share (basic and diluted)	5,278,212	5,176,350

See accompanying Notes to Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 31, 2006 to December 31, 2008
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Series B, Series D, Series E, and Series F Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2006	13,260,025	$5,942	11,046,637	$4,512	—	$0	4,432,271	$44	74,192	$(84,834)	$(10,598)
Stock-based compensation expense	—	—	—	—	—	—	—	—	1,262	—	1,262
Accretion of Series C Stock issuance cost	—	—	—	245	—	—	—	—	—	(245)	(245)
Valuation of issuance of warrants and amendment of options	—	—	—	—	—	—	—	—	115	—	115
Deemed dividend to stockholders for issuance of warrants and extension of financing options	—	—	—	—	—	—	—	—	(115)	—	(115)
Conversion of Series A preferred stock	(10,776,909)	(4,829)	—	—	—	—	538,845	5	4,824	—	4,829
Conversion of Series C preferred stock	—	—	(4,463,289)	(2,000)	—	—	223,164	2	1,998	—	2,000
Issuance of Series D preferred stock and preferred stock options and warrants, net of issuance costs	—	—	—	—	135,715	5,560	—	—	69	—	5,629
Issuance of Common Stock - work completed	—	—	—	—	—	—	9,429	—	86	—	86
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	(10,377)	(10,377)
Balance at December 31, 2007	2,483,116	$1,113	6,583,348	$2,757	135,715	$5,560	5,203,709	$51	$82,431	$(95,456)	$(7,414)

See accompanying Notes to Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
Period from December 31, 2006 to December 31, 2008
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Series B, Series D, Series E, and Series F Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2007(brought forward)	2,483,116	$1,113	6,583,348	$2,757	135,715	$5,560	5,203,709	$51	$82,431	$(95,456)	$(7,414)
Stock-based compensation expense									1,838		1,838
Accretion of Series C Stock issuance cost				79						(79)	(79)
Issuance of Common Stock-- work completed							8,333	—	—		—
Issuance of Series E preferred stock-- work completed					15,000	248					248
Issuance of Series F preferred warrants-- offering						580					580
Issuance of Common Stock warrants-- offering						—		—	157		157
Valuation of beneficial conversion associated with convertible debt issuances									764		764
Valuation of beneficial conversion associated with Series D Preferred Stock						(2,637)			2,637		—
Accretion of beneficial conversion feature of Series D Preferred Stock upon mandatory conversion						2,637			(2,637)		—
Valuation for amendment of financing options									42		42
Deemed dividend to stockholders for amendment of financing options									(42)		(42)
Mandatory conversion of Series D , E and F into common stock as a result of reverse stock split					(150,715)	(6,388)	753,575	8	6,380		—
Conversion of Series A Preferred Stock	(492,785)	(221)					24,639	—	221		221
Conversion of Series C Preferred Stock			(557,911)	(250)			27,896	—	250		250
Net loss and comprehensive loss										(9,951)	(9,951)
Balance at December 31, 2008	1,990,331	$892	6,025,437	$2,586	—	$—	6,018,152	$59	$92,041	$(105,486)	$(13,386)

See accompanying Notes to Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Operating Activities
Net loss	$(9,951)	$(10,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,781	1,436
Amortization of debt discount for warrants and beneficial conversion feature	429	—
Depreciation and amortization	102	90
Exchange (gain) loss	(57)	25
Changes in operating assets and liabilities:
Other current assets and receivables	(250)	(158)
Inventory	(89)	(91)
Other assets	6	32
Accounts payable and accrued expenses	1,334	(275)
Other liabilities	(80)	160
Net cash used in operating activities	(6,775)	(9,158)
Investing Activities
Purchases of property and equipment	(29)	(171)
Changes in investments	100	548
Net cash provided by investing activities	71	377
Financing Activities
Proceeds from issuance of convertible preferred stock and preferred stock options and warrants, net of issuance costs paid in cash	—	5,560
Issuance of convertible notes and warrants	3,032	—
Payment of deferred financing costs	(128)	—
Repayment on capital lease obligations	(15)	(14)
Net cash provided by financing activities	2,889	5,546
Effect of exchange rate changes on cash	57	(25)
Net decrease in cash and cash equivalents	(3,758)	(3,260)
Cash and cash equivalents at beginning of period	4,008	7,268
Cash and cash equivalents at end of period	$250	$4,008
Supplemental disclosure of cash flow information
Non-cash disclosure:
Deemed dividend to stockholders for amendment of financing options and issuance of warrants	$42	$115
Mandatory conversion of Series D , E and F Preferred Stock into common stock as a result of reverse stock split	2,637	—
Warrants associated with consulting services	—	69
Conversion of Series A redeemable convertible preferred stock	221	4,829
Conversion of Series C redeemable convertible preferred stock	250	2,000
Issuance of stock for services rendered	248	86
Cash disclosure:
Cash paid for interest	6	8

See accompanying Notes to Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
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

On November 29, 2008, the Company completed a one-for-twenty reverse stock split of its common stock. All current and historical share and per share information in these consolidated financial statements (including, without limitation, all share and share related numbers in Notes 3, 9, 15 and 18) reflects the results of the reverse stock split. The number of shares of common stock issued and outstanding has been reduced according to the reverse stock split. In addition, as a result of the reverse stock split the Company’s Series D, Series E, and Series F Preferred Stock mandatorily converted into common stock. The rights and preferences of the shares of our common stock and preferred stock have remained the same. The reverse stock split did not change our financial condition, results from operations, the percentage of ownership of management, the number of our shareholders, or other aspects of our business. However, the reverse stock split does increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of outstanding shares of our common stock.

In December 2008 the Company received U.S. Food and Drug Administration (FDA) clearance to market the Company’s collagen scaffold device, the Menaflex™ collagen meniscus implant. Also in 2008, revenue from sales of the Company’s products exceeded $1,000. Accordingly, management has determined that the Company has emerged from being a development stage enterprise. However, the Company has yet to generate a positive internal cash flow and until revenues increase from the sale of its products, the Company will be dependent upon the availability of future debt and equity funding. ReGen will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. See Note 2 for further information.

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

(2)  NATURE OF BUSINESS AND LIQUIDITY

Background

ReGen Biologics, Inc., a Delaware corporation, was incorporated as APACHE Medical Systems, Inc. (“APACHE”) on September 1, 1987. APACHE was a provider of clinically based decision support information systems and consulting services to the healthcare industry. The Company sold or discontinued the APACHE business and changed the Company’s name to Aros Corporation in 2001. In June 2002, Aros acquired RBio, formerly ReGen Biologics, Inc., as a wholly-owned subsidiary. Effective November 12, 2002, Aros Corporation changed its name to ReGen Biologics, Inc. and began trading under the ticker symbol “RGBI”, effective November 20, 2002. On November 29, 2008, the Company effected a one-for-twenty reverse stock split of its outstanding common stock and began trading on the OTC Bulletin Board under the new ticker symbol “RGBO” on December 1, 2008.

The Company designs, develops, manufactures and markets medical devices for the repair and generation of soft tissue in humans primarily for orthopedic applications. The Company operates an ISO 13485 certified manufacturing and research facility in Redwood City, California. In March 2005, the Company created ReGen AG, its wholly-owned subsidiary located in Baar Switzerland, to conduct its distribution activities outside the U.S. through local market distributors and a limited number of employees. The Company’s corporate management and clinical and regulatory affairs are based in Hackensack, New Jersey.

Index

Through RBio, the Company developed a proprietary type I bovine collagen matrix material into which the body’s own cells migrate, adhere, and use the scaffold as a template to generate new tissue designed to reinforce existing soft tissue structures. The Company’s proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. On December 18, 2008 the Company received FDA clearance to market the Company’s collagen scaffold device, the Menaflex collagen meniscus implant in the U.S. The Menaflex device was determined to be substantially equivalent through the premarket notification 510(k) process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. The Company plans to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA in the first half of 2009. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus. Recently, the Company received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex in the context of his examination of the relationship between the FDA and product manufacturers.  The letter requested us to provide responses and information in connection with the approval process. The Company intends to cooperate fully with this inquiry. The Company markets the Menaflex implant for both the medial and lateral meniscus indications in the European Union (EU) and Republic of South Africa.

The Menaflex collagen meniscus implant (also known as the CMI) is the Company’s initial application using its collagen matrix technology. Menaflex is a new brand name ReGen recently developed for its collagen meniscus implant device. The CMI name was used during the research and development phase, and it will continue to be seen in numerous scientific publications and clinical references. The Menaflex device is intended to facilitate growth of new tissue to reinforce the remaining meniscus. Meniscus tissue loss typically occurs through an arthroscopic partial meniscectomy procedure performed to address meniscus tears or other irreparable damage resulting from acute injury or long-term wear. The surgeon sutures the Menaflex device into the rim of the meniscus remaining after partial meniscectomy. Once implanted, the Menaflex device’s highly porous matrix guides the growth of new tissue from the patient’s own cells. By providing a scaffold for growth of new meniscus-like tissue, the Menaflex procedure provides the potential for certain clinical benefits, including restoration of patient activity. The Company estimates that in 2008 there were approximately 1.3 million partial meniscectomy procedures performed worldwide.

The Company has also developed and markets the SharpShooter® Tissue Repair System (“SharpShooter”), a suturing device used to facilitate the surgical implantation of the Menaflex device, as well as to perform other similar arthroscopic meniscus repair procedures.

In 2000, the CMI and SharpShooter each received the CE Mark for distribution in the European Economic Community and the SharpShooter received marketing clearance by the FDA for sale in the United States. The CMI has been the subject of a controlled, randomized, pivotal multicenter clinical trial, or MCT, the results of which have been reported in “Comparison of the Collagen Meniscus Implant with Partial Meniscectomy,” an article published in the July 2008 issue of The Journal of Bone and Joint Surgery.

Risks and Going Concern Uncertainties

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. Recently, we received FDA clearance to market the Menaflex collagen meniscus implant in the U.S. The Menaflex device was determined to be substantially equivalent through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA during the first half of 2009. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus. Recently, the Company received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex in the context of his examination of the relationship between the FDA and product manufacturers.  The letter requested us to provide responses and information in connection with the approval process. The Company intends to cooperate fully with this inquiry. However, the Company has no indication what the outcome of this inquiry will be or if it will continue. The Menaflex product is marketed in the EU and the Republic of South Africa for both the medial and lateral meniscus indications.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including, for example, establishing distribution channels and identifying third party reimbursement provisions for the surgeons and facilities that would be responsible for implanting the Menaflex device. Management has developed a U.S. launch plan which leverages the Company’s experience in marketing the Menaflex product in the EU.  The Company has initiated recruitment of independent sports medicine focused distributors and has conducted an analysis to implement a viable reimbursement strategy. While the Company is actively working to address distribution and third-party reimbursement issues, there is no guarantee that the Company will be successful or able to effectively address these or other challenges in any given time frame.  U.S. sales of the Meneflex are expected to begin in the second quarter of 2009; however, there can be no assurance that the Company will be ready to launch U.S. sales at that time.

Index

As further discussed in Note 10, all of the Company’s notes payable to a related party (balance of $8,522 at December 31, 2008) become due and payable on December 31, 2009.  As further discussed in Note 15, the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preference at December 31, 2008, of $892 and $2,700, respectively) become redeemable in one-third annual increments at the option of not less than a majority of the holders in June 2009 and September 2010, respectively.

The Company will need to pursue additional financing in order to support ongoing operations, including U.S. launch of the Menaflex product and meeting our future debt service and preferred stock redemption requirements. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In 2008, the Company incurred a net loss of $9,951 and used $6,775 of cash in operating activities. Beginning in the fourth quarter of 2007, the Company implemented measures to control costs that are within management’s discretion, including (but not limited to) costs such as consulting, advertising and promotion, personnel, other administrative costs and/or capital expenditures. At December 31, 2008, the Company had cash and short-term investments of $250 and net working capital of $(10,143). In January and February 2009, the Company completed a two-staged common stock financing for aggregate proceeds of $8,770  (see Note 18 for further information). Based upon current cash and investment balances, including proceeds from financings in the first quarter of 2009, and planned spending rates for 2009, management believes that the Company has adequate cash and investments on hand to support ongoing operations through at least June 2009. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our new 510(k) submission to the FDA; (iii) the actual pace of spending associated with commercialization of the Menaflex product; (iv) costs associated with other business objectives; (v) costs associated with responding to regulatory or legal inquiries; and (vi) other developments in our business. The timing of the 510(k) process is subject to inherent uncertainty. Management anticipates that additional cash will be required to support operations beyond June 2009. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2009 to support operations. We have received no commitments for additional financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $182 and $1,245 in a money market account and $10 and $902 in a sweep account as of December 31, 2008 and 2007, respectively. At December 31, 2007, the Company also held cash equivalents in commercial paper of $955 and in federal agency mortgage-backed securities of $495. At December 31, 2008 and 2007, respectively, the Company held cash of $28 and $308 in foreign accounts.

All investments are debt securities classified as held to maturity, and, accordingly, are carried at amortized cost, which approximates fair value. The cost of securities sold is based on the specific identification method, when applicable. At December 31, 2007, the Company had invested $100 in commercial paper. The Company did not have any material realized or unrealized gains or losses at December 31, 2008 and 2007, or for the years then ended.

Inventories

Inventories are valued at the lower of actual cost or market, using the first-in, first-out (FIFO) method. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage and historical yields reduced by estimated usage for quality control testing. Abnormal amounts of idle facility expense, freight, handling costs, and spoilage are recognized as current-period charges and allocation of fixed production overhead to the costs of conversion is based on management’s estimate of the normal capacity of the Company’s production facility.

Index

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

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2005 to 2007. In addition, the Company’s net operating loss carryforwards that relate to 1994 and forward are subject to adjustment by these tax authorities. At December 31, 2008, the Company has no unrecognized tax benefits requiring disclosure under FIN 48. The Company recognizes accrued interest related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the years ended December 31, 2008 and 2007, the Company did not have any income tax related interest or penalties.

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

Index

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG has cash accounts denominated in Swiss francs (CHF), Euros and USD and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction (gains)/losses included in the consolidated results of operations for the years ended December 31, 2008 and 2007, approximated $(14) and $14, respectively.

Advertising Costs

All advertising costs are expensed as incurred. During the years ended December 31, 2008 and 2007, the Company expensed approximately $102 and $268, respectively, as advertising costs.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity during a period except those resulting from investments by owners and distributions to owners.

Accounts Receivable

Accounts receivable are carried at net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $20 and $3 at December 31, 2008 and 2007, respectively.

Fair Value of Financial Instruments

The fair value of the Company’s fixed and variable rate debt carried at $10,528 as of December 31, 2008, is estimated to be approximately $7,914. The fair value is estimated based on the Company’s effective borrowing rate from recent financings in 2008.  The carrying amounts of the Company’s cash and cash equivalents, held-to-maturity debt securities, trade receivables, accounts payable and accrued expenses approximate fair value due to their short-term nature.

Concentrations

The Company currently markets and sells two products. Our primary product, the Menaflex collagen meniscus implant, is a type I collagen implant designed to facilitate growth of new tissue to reinforce the existing meniscus tissue remaining after a partial meniscectomy procedure in the human knee. We also sell the SharpShooter, a suturing device used to facilitate the surgical implantation of the Company’s collagen matrix products, as well as to perform other similar arthroscopic meniscal repair procedures.

Both the Menaflex and SharpShooter products are marketed in the EU and the Republic of South Africa. through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

The Company has entered into distributorship agreements whereby each distributor has been granted exclusive distribution rights to market the Menaflex product and non-exclusive rights to market other ReGen products in specified geographic locations. See Note 12, License Agreements, for a list territories covered by current agreements with distributors and the respective expiration dates of such agreements.

Index

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers. There were no customers that individually represented greater than 10% of the total receivables balance as of December 31, 2008 or, except for Linvatec, greater than 10% of sales revenue for the year ended December 31, 2008.  Concentrations of receivables and revenue by customer as of and for the years ended December 31, 2008 and 2007 are as follows:

	Years Ended December 31,
	2008	2007
Receivables:(*)
U.S. (Linvatec)	7%	28%
Germany (direct, various)	58%	48%
Italy (one distributor)	0%	13%
Spain (two distributors)	0%	0%
Austria (direct, various)	12%	0%
U.K. (one distributor)	9%	0%
Poland (one distributor)	8%	3%
Republic of South Africa (one distributor)	1%	2%
Switzerland (direct, various)	1%	5%
Belgium (direct, various)	4%	1%
Sales revenue:
U.S. (Linvatec)	22%	34%
Germany (direct, various)	47%	46%
Italy (one distributor)	6%	9%
Spain (two distributors)	4%	2%
Austria (direct, various)	7%	1%
U.K. (one distributor)	3%	0%
Poland (one distributor)	3%	1%
Republic of South Africa (one distributor)	3%	4%
Switzerland (direct, various)	4%	3%
Belgium (direct, various)	1%	(**)
Royalties:
U.S. (Linvatec)	100%	100%
__________

(*)	Receivable amounts are reflective of year-end balances
(**)	Less than 1%

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained from alternative suppliers, subject to the time and other resources required to establish new vendor relationships.

At December 31, 2008 and 2007 approximately 10% of the Company’s cash and cash equivalents balance was held in foreign currencies and 1% and 16% of current liabilities related to unsettled obligations denominated in foreign currencies. For the years ended December 31, 2008 and 2007, 18% and 19%, respectively, of the Company’s operating expenses resulted from transactions denominated in foreign currencies.

Stock-Based Compensation

Upon occurrence of the reverse split of the Company’s common stock, the Company’s Series D, Series E, and Series F Preferred Stock mandatorily converted into shares of common stock and warrants and options exercisable for Series D, Series E, and Series F Preferred Stock became exercisable for common stock.

On January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes compensation cost for all share-based payments (a) granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company recognizes these compensation costs only for those shares expected to vest, over the requisite service period of the awards, generally, the option vesting term of four years. For performance-based awards, the Company recognizes the estimated expense based on the accelerated attribution method. For all awards for which vesting is based only on service conditions, the expense is recorded based on the straight-line attribution method.

Index

Total compensation expense related to the Company’s stock option plans and non-plan option awards (each more fully described in Note 15)  was $1,533 and $1,282 for the years ended December 31, 2008 and 2007, respectively, of which $106 and $50, respectively, related to options awarded to non-employees. No tax benefit was recognized related to share-based compensation expense since the Company has incurred operating losses and has established a full valuation allowance to offset all the potential tax benefits associated with the Company’s deferred tax assets.

The Company uses the Black-Scholes model to estimate grant date fair value. As part of its SFAS No. 123R adoption, the Company evaluated the model input assumptions used in estimating grant date fair value. The Company concluded that its historical realized volatility, calculated using historical stock prices of the Company since June 2002, is an appropriate measure of expected volatility. In addition, the Company also examined its historical pattern of option exercises in an effort to identify a discernable pattern and concluded that there was not sufficient data on which to base an estimate of expected term. Consequently, the Company has decided to use the “short cut” approach described in SAB 107 to estimate the expected term for options awarded after January 1, 2006. Given the contractual term of 10 years and vesting period of four years, the expected term for options awarded in 2007 and 2008 has been estimated to be seven years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During 2008, the Company granted employees and directors options to purchase an aggregate of 286,559 shares of Series E Stock (1,432,795 shares of common stock as a result of the reverse stock split and mandatory conversion of the Series E Stock) with an estimated weighted average grant date fair value of $2.48 per share of common stock (on an as converted basis). Included with these grants were performance-based options to purchase 276,261 shares of Series E Stock (1,381,395 shares of common stock as a result of the reverse stock split and mandatory conversion of the Series E Stock), with vesting that was contingent and began vesting upon FDA clearance of the Company’s collagen scaffold device, which occurred on December 18, 2008.

During 2008, the Company granted options to non-employee consultants to purchase 20,734 shares of Series E Stock (103,670 shares of common stock as a result of the reverse stock split and mandatory conversion of the Series E Stock) and options to purchase 13,750 shares of common stock, with an estimated weighted average grant date fair value of $2.61 per share of common stock (on an as converted basis). Included with these grants were performance-based options to purchase 12,774 shares of Series E Stock (63,870 shares of common stock as a result of the reverse stock split and mandatory conversion of the Series E Stock) and 11,250 shares of common stock, with vesting that was contingent and began vesting upon FDA clearance of the Company’s collagen scaffold device.

During 2007, the Company granted employees and directors options to purchase 218,782 shares of the Company’s common stock and 350,500 shares of Series E Stock (1,752,500 shares of common stock as a result of the reverse stock split and mandatory conversion of the Series E Stock) with an estimated weighted average grant date fair value of $1.96 per share of common stock. In the fourth quarter of 2007, the Company cancelled options to purchase 41,712 shares of common stock at exercises prices ranging between $3.80 per share and $18.40 per share and replaced them with options to purchase an equivalent number of shares of common at an exercise price of $1.80 per share, which equaled the market price of the Company’s stock on the new grant date. For each of the replacement options, all other terms (e.g., vesting, expiration date, etc.) remained the same as in the respective original grants.

During 2007, the Company granted non-employee consultants options to purchase 7,500 shares of the Company’s common stock and 4,250 shares of Series E Stock (21,250 shares of common stock as a result of the reverse stock split and mandatory conversion of the Series E Stock) with an estimated weighted average grant date fair values of $1.67 per share of common stock.

Index

The fair value of options granted during the years ended December 31, 2008 and 2007, respectively, was estimated using the Black Scholes option pricing model with the following assumptions and weighted average fair values as follows:

	Year Ended
	December 31, 2008		December 31, 2007
	Employee & Director	Non- Employee	Employee & Director	Non- Employee
Weighted average fair value of grants (*)	$2.48	$2.61	$1.96	$1.67
Risk free interest rate	3.02%	1.62 - 3.50%	4.17 - 4.70%	3.63 - 4.97%
Dividend yield	0%	0%	0%	0%
Expected lives	7 years	5.00 - 6.88 years	1 - 7 years	2.50 - 7 years
Expected volatility	93.03% - 101.24%	92.67% - 102.76%	73.89% - 81.78%	72.17% - 88.75%

(*)
Information for Series E options is included based on the per-share common stock option value on an as converted basis. The Company used the common stock option value on as converted basis as the best estimate of the Series E option value. On November 29, 2008, ReGen completed a one-for-twenty reverse stock split of its common stock, and all current and historical share and per share information has been adjusted to reflect this reverse stock split. As a result of the reverse stock split, the Company’s Series E Stock mandatorily converted into common stock and the Series E options became exercisable for common stock (based on the original option terms).

In connection with services rendered during 2008, the Company issued to a vendor 15,000 shares of Series E Stock. As a result of the one-for-twenty reverse stock split, the Series E shares were mandatorily converted into 75,000 shares of restricted common stock. The Company included the aggregate estimated fair value of $248 in its 2008 results of operations related to these issuances.

In connection with services rendered during 2007, the Company issued to vendors 9,428 shares of restricted common stock in 2007 and 8,333 shares of restricted common stock in 2008. The Company included the aggregate estimated fair value of $86 in its 2007 results of operations related to these issuances.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Preferred Stock at an exercise price of $42.00 per share of Series D Preferred Stock. After the one-for-twenty reverse stock split of the Company’s common stock, the Series D Preferred Stock mandatorily converted into common stock and the warrants became exercisable for 10,000 shares of common stock at an exercise price of $8.40 per share. The warrant expires five years from the issuance date. The Company included the aggregate estimated fair value of $69 in its 2007 results of operations related to these warrants.

Adoption of New Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157), which provides enhanced guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

There were no gains or losses for the year ended December 31, 2008 included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical securities. Adoption of the provisions of SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP No. 157-3), which was effective upon issuance. FSP No. 157-3 clarifies the application of SFAS No. 157, in a market that is not active.  See above for a discussion of SFAS No. 157.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP No. 157-2), which was effective upon issuance and delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. See above for a discussion of SFAS No. 157.

Index

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159), which allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on its consolidated financial statements.

Accounting Principles Issued But Not Yet Adopted

In June 2008, the FASB issued EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5), which provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities, and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The Company has not yet determined what, if any, effect adoption of EITF 07-5 will have on its results of operations or financial condition.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP No. EITF 03-6-1), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP shall be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company does not expect adoption of FSP No. EITF 03-6-1 to have a significant impact on its consolidated financial statements.

In June 2007, the FASB issued EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities (EITF 07-3), which states that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized.  Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed.  Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered.  If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense.  The provisions of EITF 07-3 are effective for fiscal years beginning after December 15, 2008.  The Company does not expect adoption of EITF 07-3 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of SFAS No. 162 to have a significant impact on its consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement (FSP No. APB 14-1), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect adoption of FSP No. APB 14-1 to have a material effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (SFAS No. 161), which provides disclosure requirements for derivative instruments and hedging activities and applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments) and related hedged items accounted for under Statement 133. It amends and expands the previous disclosure requirements of Statement 133. SFAS No.161 is effective for interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating what effect, if any, adoption of the provisions of SFAS No. 161 will have on its consolidated financial statements.

Index

In December 2007, the FASB issued Statement No. 141(R), Business Combinations (SFAS No. 141(R)), and Statement No. 160, Accounting and Reporting of Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards significantly changed the financial accounting and reporting of business combinations and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and, with limited exceptions for certain income tax accounting changes, is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after  December 15, 2008. Early adoption is prohibited. The Company does not expect adoption of SFAS No. 141(R) or SFAS No. 160 to have a material effect on its consolidated financial statements.

(4)  FINANCIAL INSTRUMENTS

The Company did not hold any investments at December 31, 2008. At December 31, 2007, all of the Company’s investments were commercial paper, classified as held-to-maturity, and due to mature within 1 year.

(5)  PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
	December 31,
	2008	2007
	(In thousands)
Computer equipment	$99	$116
Office and other equipment	176	166
Manufacturing equipment	702	701
Leasehold improvements	195	195
	1,172	1,178
Less accumulated depreciation and amortization	(844)	(776)
	$328	$402

The Company has financed the purchase of certain of its computer and office equipment under capital lease arrangements (see Note 11, Capital Leases). Depreciation and amortization of property and equipment was $102 and $90 during 2008 and 2007, respectively.

(6)  INVENTORY

Inventory consists of the following:
	December 31,
	2008	2007
	(In thousands)
Raw material	$31	$24
Work in process	41	37
Finished goods	328	250
	$400	$311

Inventory was adjusted down $9 and $3 during 2008 and 2007, respectively, to reflect values at the lower of cost or market. At December 31, 2008 and 2007, respectively, 10% and 1% of total inventory is valued at below the Company’s cost. The Company estimates market value of inventory based upon sales activity within its various distribution channels. The Company’s production process has a high degree of fixed costs and due to the early stage of market acceptance for its products, sales and production volumes may vary significantly from one period to another. Consequently, in some periods sales and production volumes are not adequate to provide for per unit costs that are lower than the current market price for the Company’s products.

(7)  OTHER ASSETS

Prepaid expenses and other current assets consist of the following:
	December 31,
	2008	2007
	(In thousands)
Prepaid expenses	$553	$299
Escrow deposit	304	—
Interest and other receivables	33	32
Security deposit	5	5
	$895	$336

Index
The escrow deposit was established to provide for payment of six months’ salary and benefits and related payroll taxes for three of the Company’s executive officers under certain termination scenarios. In accordance with the escrow agreement, any escrow funds not disbursed by December 31, 2009 will revert to the Company. The escrow deposits also include amounts to cover estimated escrow administration fees. See Note 13 for further information about the escrow arrangement and related commitments.

(8)  ACCRUED EXPENSES

Accrued expenses consist of the following:

	December 31,
	2008	2007
	(In thousands)
Accrued professional fees	$278	$238
Accrued wages and vacation	375	89
Accrued printing cost	29	15
Other accrued cost	49	10
	$731	$352

(9) CONVERTIBLE NOTES PAYABLE

On December 4, 2008, the Company completed the private placement of $499 aggregate principal amount of unsecured convertible notes (the “December 2008 Notes”), which accrue interest at an annual rate of 8% and become due and payable on July 24, 2009. At the option of the holders, the December 2008 Notes may be converted into the Company’s common stock at a price of $3.00 per share. In connection with the financing, the Company issued warrants to purchase 41,628 shares of common stock at an exercise price of $0.20 per share. The warrants are immediately exercisable and expire five years after the issuance date. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

The December 2008 Notes have been recorded net of a discount of $464 related to the estimated relative fair value of the warrants ($157) and the intrinsic value of the beneficial conversion feature associated with the December 2008 Notes ($307). The total discount is being amortized as additional interest over the term of the December 2008 Notes. Amortization of the discount was $14 for the year ended December 31, 2008.

The December 2008 Notes were issued with a beneficial conversion feature, having an estimated intrinsic value of approximately $307. The intrinsic value of the beneficial conversion feature was determined under EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, by comparing the effective conversion price of the December 2008 Notes to the estimated fair value of the common stock at December 4, 2008.  The effective conversion price of the December 2008 Notes was determined by assigning the proceeds of the offering between the December 2008 Notes and the warrants on a relative fair value basis.

On July 24, 2008, the Company completed the private placement of $2,539 aggregate principal amount of the Company’s unsecured convertible notes (the “July 2008 Notes”), which accrue interest at an annual rate of 8% and become due and payable on July 24, 2009.  At the option of the holders, the July 2008 Notes initially were convertible into the Company’s Series F Convertible Preferred Stock, par value $0.01 per share (“Series F Stock”) at a price of $15 per share. As a result of the one-for-twenty reverse stock split of the Company’s common stock and resulting mandatory conversion of the Series F Stock the July 2008 Notes became convertible into common stock at an initial conversion price of $3.00 per share.  In connection with the financing, the Company issued warrants to purchase 42,310 shares of Series F Stock at an exercise price of $1.00 per share. The warrants expire five years after the issuance date. As a result of the one-for-twenty reverse stock split of the Company’s common stock and resulting mandatory conversion of the Series F Stock the warrants became exercisable for 211,615 shares of common stock at a price of $0.20 per share. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

The July 2008 Notes have been recorded net of a discount of $1,037 related to the estimated relative fair value of the warrants ($580) and the intrinsic value of the beneficial conversion feature associated with the July 2008 Notes ($457). The total discount is being amortized as additional interest over the term of the July 2008 Notes.  Amortization of the discount was $369 for the year ended December 31, 2008.

Index

The July 2008 Notes were issued with a beneficial conversion feature, having an estimated intrinsic value of approximately $457. The intrinsic value of the beneficial conversion feature was determined under EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, by comparing the effective conversion price of the July 2008 Notes to the estimated fair value of the Series F Stock at July 24, 2008.  The effective conversion price of the July 2008 Notes was determined by assigning the proceeds of the offering between the July 2008 Notes and the warrants on a relative fair value basis. The Company estimated the fair values of the Series F Stock and the warrants, neither of which are exchange-traded, utilizing an option pricing model. The option pricing method considers all relevant terms of the stockholders’ agreement on the date of the financing transaction, including the level of seniority among the securities, dividend policy, conversion ratios and redemption rights, upon liquidation of the enterprise, as of an estimated liquidation date.

The terms of the offering that closed on January 16, 2009 effectively terminated all rights of first offer held by those investors who also held July 2008 Notes.  In addition, the investors in the January 16, 2009 offering converted an aggregate of approximately $3 million of July 2008 and December 2008 Notes held by such investors into approximately 989,000 shares of the Company’s common stock in accordance with the terms of such Notes. See Note 18 for further information.

(10)  NOTES PAYABLE TO RELATED PARTY

Credit Agreements

Zimmer, the successor-in-interest to Centerpulse, a shareholder of the Company, has provided debt financing to the Company pursuant to two credit agreements. During 2002, the credit agreements were amended to extend the maturity dates effectively to December 31, 2009. Accrued interest related to the credit agreements is due upon maturity of the underlying principal. On the due date, the Company may, at its option and subject to certain conditions, require any unpaid debt to be converted to equity. As of December 31, 2008, the Company would not be able to issue common stock, nor would the company have sufficient cash, to satisfy this debt. As of December 31, 2008, aggregate accrued interest under the credit agreements approximated $2,479. The weighted average interest rate for the credit agreements for the years ended December 31, 2008 and 2007 was 4.27% and 5.28%, respectively.

The first of the two credit agreements was entered into on November 30, 1998, and provided for financing tranches of up to $2,043. As of December 31, 2008 and 2007 the Company had drawn the entire amount available. The outstanding balance bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 2.09% to 5.25% and from 4.35% to 5.47% during 2008 and 2007, respectively.

The second of the two credit agreements was entered into on March 15, 2000, and provided for financing tranches of up to $4,000. As of December 31, 2008 and 2007, the Company had drawn the entire amount available. The interest rate on $350 of the financing is fixed at 7% compounded annually. The remaining $3,650 bears interest that compounds annually, at LIBOR, adjusted annually by tranche, ranging from 2.51% to 5.46% and from 4.64% to 5.69% during 2008 and 2007, respectively. In connection with this credit agreement, the lender has obtained a security interest in certain of the Company’s intellectual properties.

(11)  CAPITAL LEASES

Future payments under capital lease obligations at December 31, 2008 are as follows:

(In thousands)
2009	$16
2010	8
2011	—
24
Amounts representing interest	(2)
$22

Property and equipment under capital leases at December 31, 2008 and 2007, is $17 and $31, respectively, net of accumulated amortization of $49 and $36, respectively. Amortization of assets recorded under capital leases is included in the Company’s depreciation and amortization expense.

(12)  LICENSE AGREEMENTS

Product Distribution License Agreements

The Company has entered into distributorship agreements whereby the Company granted each distributor exclusive distribution rights to market the Menaflex product and non-exclusive rights to market other ReGen products in specified geographic locations. The territories covered by the Company’s current agreements with distributors and the respective expirations dates of such agreements are as follows:

Index

•	Italy, through June 30, 2009;

•	all of Spain except Catalonia territory, through December 31, 2009;

•	Catalonia, Spain (Barcelona, Tarragona, Lleida, Gerona, Islas Baleares) and Andorra, through December 31, 2009;

•	The Republic of South Africa, through December 31, 2010;

•	Poland, through December 31, 2010;

•	Turkey, through December 31, 2009; and

•	U.K., through December 31, 2010.

The Company has a non-exclusive distribution agreement with Linvatec to sell the SharpShooter product throughout the world. Pursuant to the agreement, Linvatec is obligated to pay the Company a royalty on net sales of products sold by Linvatec to end users at rates between 10% and 12%. For the years ended December 31, 2008 and 2007, the amount of royalty income under this agreement was $48 and $45, respectively.

Technology License Agreements

In April 1997, the Company entered into an agreement with Dr. J. Richard Steadman, a member of its Board of Directors and Modified Polymer Components, Inc. (MPC) to obtain an exclusive license to certain patent rights used in connection with the SharpShooter. The Company is required to pay an aggregate royalty of up to 6% (up to 4.8% to the member of the Board of Directors and up to 1.2% to an assignee of MPC) on net sales of products that incorporate the licensed technology. In 2000, MPC assigned its rights to this royalty contract to a third-party. The Company’s obligation under the agreement to pay royalties ceases in the year 2010. The remainder of the agreement expires ten years after the first commercial sale of a SharpShooter. The agreement may not be terminated except by mutual agreement of all of the parties. For the years ended December 31, 2008 and 2007, royalty expense under this agreement approximated $18 and $15, respectively, of which approximately $14 and $12, respectively, was for royalties due to Dr. Steadman and $4 and $3, respectively, for royalties due to MPC’s assignee. Royalty expense is reported as cost of goods sold in the Company’s consolidated statements of operations.

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

(13)  COMMITMENTS AND CONTINGENCIES

The Company leases its corporate headquarters in Hackensack, New Jersey under a non-cancelable operating lease that expires on July 31, 2009. Base monthly rent under this lease agreement approximates $5. The Company leases its manufacturing facility in Redwood City, California, under a non-cancelable operating lease that expires on January 31, 2013. In 2009, the base annual rent is $388, with scheduled annual increases. The Company had an operating lease for its Vail office that expired January 2008 and was not renewed. In May 2006, the Company entered into an operating lease agreement for office space in Baar, Switzerland. The lease may be terminated upon six months notice to be given at the end of March, June or September each year. The lease provides for base monthly rent approximating $1. Total rent expense included in the results of operations approximated $560 and $575 for the years ended December 31, 2008 and 2007, respectively.

Future minimum lease payments under the foregoing non-cancelable operating leases are as follows at December 31, 2008:
(In thousands)
2009	$440
2010	401
2011	414
2012	426
2013	35
2014 and thereafter	—
$1,716

Index

The Company has an employment agreement with an officer of the Company providing for minimum aggregate annual compensation of approximately $354. The contract provides for consecutive one year terms of employment which may be terminated by either party upon a ninety-day prior written notice. Additionally, the employment agreement provides for various incentive compensation payments as determined by the Company’s Board of Directors. The officer is entitled to certain benefits if his employment is terminated without cause or due to a change in control (with “cause” and change in control both as defined in the agreement).

The Company has entered into an employment agreement with another officer of the Company providing for minimum aggregate annual compensation of approximately $236. The contract provides for consecutive one year terms of employment which may be terminated by either party upon a ninety-day prior written notice. The officer is entitled to certain benefits if his employment is terminated without cause or due to a change in control (with “cause” and change in control both as defined in the agreement). Approximately $120 has been included in the escrow arrangement that was effective June 27, 2008 (see below) to cover a portion of the Company’s potential obligation to pay termination benefits to the officer under this agreement.

The Company has entered into employment agreements with three individual employees of ReGen AG, that provide for aggregate annual base salaries approximating $470. The respective agreements may be terminated by either party upon written notice, with notice periods that range between four and nine months. In each case, if employment terminates due to a change in ownership, then the Company is obligated to pay the employee’s salary for a period of nine months. Additionally, the employment agreements provide for incentive compensation as determined by the Company’s Board of Directors.

Effective June 27, 2008, management entered into an escrow arrangement to provide for payment of six months salary and benefit continuation and related payroll taxes for three of the Company’s executive officers (approximately $300). In accordance with the escrow agreement, any funds not disbursed by December 31, 2009, will revert to the Company. The executive salaries and benefits will be continued in the event employment is terminated without cause (with “cause” defined as a material violation of Company policy as outlined in the Company’s employee handbook) or upon the failure of the Company to pay in full the regularly scheduled salary, withholding taxes and benefits of the designated executives as services are rendered by such executives.

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

The Company’s operations are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. Our manufacturing facility and our products are subject to continual review and periodic inspection by regulatory agencies. In the first quarter of 2007, the FDA initiated a re-inspection of the Company’s records relating to the CMI clinical trial and issued a Form 483 notice listing the investigators’ observations. The inspection resulted in one observation regarding the monitoring of the clinical trial and timely notification of FDA. Prior to the close of the inspection, the Company initiated corrective action on specific items identified and, subsequently, has provided a complete written response to the observation in the Form 483 which was accepted by the FDA. Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution,  enforcement actions, injunctions, and/or criminal prosecution.

(14)  RELATED PARTY TRANSACTIONS

At December 31, 2008 accounts payable due to related parties represent amounts due to an individual who is a shareholder and director for royalty payments. At December 31, 2008, approximately $1,359 of the aggregate face value of the Company’s unsecured convertible notes payable was held by directors and officers of the Company or their affiliates.

Index

The Company’s consolidated statements of operations include the following amounts paid to or on behalf of related parties:

	Years Ended December 31,
	2008	2007
Royalties	$14	$12
Surgeon training program development	14	—
Donations	11	8
Reimbursable expenses	—	8
Legal fees	5	19

Royalty payments were made to an individual who is a stockholder and director of the Company. Donations were made to support orthopedic research conducted by a foundation, for which the same individual is a director and to a private foundation affiliated with the Company’s CEO. Surgeon training program development services were provided by and reimbursable expenses and legal fees were incurred in connection with the same private foundation affiliated with the Company’s CEO.

The Company’s 2007 results of operations include $13 recognized in other income for website design services provided to affiliates of the Company’s CEO.

(15)  STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As stated in Note 1, on November, 29, 2008, the Company completed a one-for-twenty reverse stock split of its outstanding common stock. As of December 31, 2008, the Company has 165,000,000 authorized shares of common stock, of which 6,018,152 shares of common stock were outstanding, 400,791 shares of common stock were reserved for conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A Stock”) and Series C Redeemable Convertible Preferred Stock (“Series C Stock”); 5,113,334 shares of common stock were reserved for exercise of stock options and warrants; 1,089,189 shares of common stock were reserved for conversion of convertible notes; and 43,750 shares of common stock were reserved for issuance to vendors for services.

During 2008, holders of 492,785 and 557,911 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares into 24,639 and 27,896 shares of common stock, respectively. During 2007, holders of 10,776,909 and 4,463,289 shares of Series A Stock and Series C Stock, respectively, exercised their right to convert their shares into 538,845 and 223,164 shares of common stock, respectively. As a result of the Series C Stock conversions, $11 and $173 of unamortized issuance costs associated with the Series C Stock was recognized in the year ended December 31, 2008 and December 31, 2007, respectively, as a deemed dividend to preferred stockholders for purposes of determining net loss attributable to common stockholders. Subsequent to December 31, 2008, holders of 4,643,556 shares of Series C Stock exercised their right to convert their shares into 232,179 shares of the Company’s common stock.

As of December 31, 2008, the Company had designated 500,000 shares of its authorized preferred stock as Series D Convertible Preferred Stock (“Series D Stock”), 500,000 shares as Series E Convertible Preferred Stock (“Series E Stock”), and 270,000 shares as Series F Convertible Preferred Stock (“Series F Stock”). As a result of the reverse stock split that occurred on November 29, 2008, all of the Company’s outstanding shares of Series D Stock and Series E Stock mandatorily converted into common stock. There were no outstanding shares of Series F Stock at the time of the reverse stock split. At December 31, 2008, there were no issued or outstanding shares of Series D Stock, Series E Stock, or Series F Stock.

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

Index

At the option of the Series A and Series C preferred stockholders, the Series A and Series C Stock is convertible into common stock on a one-for-twenty basis, subject to adjustment for stock splits and similar adjustments of the Series A and Series C Stock and adjustments to the Company’s common stock. The Series A Stock will automatically convert into common stock concurrent with the closing of a qualified public offering of common stock under the Securities Act of 1933 in which the Company receives at least $5,000 in gross proceeds at a valuation of at least $25,000. The Series C Stock will automatically convert into common stock concurrent with the closing of a qualified public offering of common stock under the Securities Act of 1933 in which the Company receives at least $10,000 in gross proceeds at a valuation of at least $50,000.

Beginning on the 7th anniversary of the issuance and delivery of the Series A and Series C Stock, June 21, 2009 for the Series A Stock and September 29, 2010 for the Series C Stock, the Series A and Series C Stock is subject to redemption at the option of not less than a majority of the holders of the respective Series A Stock and Series C Stock, at a per share redemption price equal to the liquidation preference of the respective Series A Stock or Series C Stock at the time of redemption. The Company shall redeem not less than all of the Series A or Series C Stock at the respective redemption price, pro-rata among all of the respective holders of the Series A or Series C Stock, in one-third (1/3) increments on each of the respective 7th, 8th and 9th anniversaries of the issuance and delivery of the Series A or Series C Stock.

The Series A and Series C Stock is subject to Registration Rights Agreements entered into in September 2003 whereby the Series A and Series C preferred stockholders have, in certain circumstances, the right to require the Company to use commercially reasonable efforts to register the common shares into which the Series A and Series C Stock is convertible. The shares of common stock issuable upon the conversion of shares of Series A and Series C Stock are not currently registered pursuant to an effective registration statement.

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

The combined aggregate amount of contingent redemption requirements for the Series A and C issues for the five years following December 31, 2008, are as follows:

(In thousands)
2009	$298
2010	1,197
2011	1,197
2012	900
2013	—
$3,592

Contingently Convertible Preferred Stock

At the 2008 annual meeting the Company’s shareholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to effect a one-for-fourteen, one-for-sixteen, one-for-eighteen or one-for-twenty reverse stock split, subject to the discretion of the Company’s Board of Directors. The Board invoked a one-for-twenty reverse stock split on November 29, 2008. As a result of the reverse stock split discussed above, all outstanding shares of contingently convertible preferred stock mandatorily converted into shares of common stock at a conversion rate of five for one. At December 31, 2008, there were no shares issued and outstanding of contingently convertible preferred stock.

In connection with the issuance of the July 2008 Notes (see Note 9), the Company designated 270,000 shares of Series F Convertible Preferred Stock (“Series F Stock”).  Each share of Series F Stock was mandatorily convertible into 100 shares of common stock (5 shares after the reverse stock split) immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock or (ii) the effectiveness of a reverse stock split of the common stock, in either case, such that there were a sufficient number of shares of common stock available to effect the conversion, after taking into account all other shares of common stock outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company.  Either of such corporate actions was subject to the approval of the Company’s shareholders before they could be executed. The holders of Series F Stock each had one vote for each full share of common stock into which the shares of Series F Stock were convertible on the record date for the vote.  Holders of the Series F Stock did not have a contractual obligation to share in the losses of the Company.  In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series F Stock were entitled to receive a liquidation preference of $15 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations or similar events involving the Series F Stock. There were no issued or outstanding shares of Series F Stock at December 31, 2008.

Index

On March 2, 2007, March 30, 2007 and April 5, 2007, the Company completed the private placement of 71,429 shares, 47,619 shares, and 16,667 shares, respectively, of Series D Stock, resulting in aggregate proceeds net of issuance costs approximating $5,600 (the Series D financing). Each share of Series D Stock was mandatorily convertible into 100 shares of the Company’s common stock (5 shares after the reverse stock split), subject to adjustment for splits or other changes to the Company’s common stock, immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there were a sufficient number of common shares available to effect the conversion, in both situations after taking into account all other common shares outstanding or required to be issued upon the conversion of any preferred stock of the Company or the exercise of any options or warrants authorized by the Company. Either of such corporate actions was subject to the approval of our shareholders before they could be executed. The holders of Series D Stock each had one vote for each full share of common stock into which their shares of preferred stock were convertible on the record date for the vote. Holders of the Series D Stock did not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series D Stock were entitled to receive a liquidation preference of $42 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series D Stock. Since the Series D Stock was mandatorily convertible upon the occurrence of certain corporate actions, the Series D Stock was issued with a contingent beneficial conversion feature that was recognized as a reduction of net income attributable to common stockholders upon occurrence of the triggering event. The aggregate intrinsic value of the contingent beneficial conversion feature on the dates of issue was approximately $2,637.  The contingency was resolved upon the occurrence of the reverse stock split discussed in Note 1, which caused the full conversion of the Series D Stock to common stock, and the beneficial conversion was recognized as a deemed dividend to the Series D shareholders in 2008.

On October 19, 2007, the Company designated and established 500,000 shares of Series E Convertible Preferred Stock, par value $0.01 per share (“Series E Stock”). Each share of Series E Stock was mandatorily convertible into 100 shares of common stock of the Company immediately upon either (i) amendment of the Company’s certificate of incorporation to increase the number of authorized shares of common stock sufficient to effect the conversion or (ii) the effectiveness of a reverse stock split of the Company’s common stock such that there were a sufficient number of common shares available to effect the conversion, in both situations after taking into account all other common shares outstanding or required to be issued upon the conversion of any preferred stock of the Company or exercise of any options or warrants authorized by the Company. Either of such corporate actions was subject to the approval of our shareholders before they could be executed. The holders of Series E Stock each had one vote for each full share of common stock into which the shares of Series E Stock were convertible on the record date for the vote. Holders of the Series E Stock did not have a contractual obligation to share in the losses of the Company. In the event of any liquidation, dissolution, or winding up of the Company, the holders of Series E Stock were entitled to receive a liquidation preference of $9 per share, plus any declared but unpaid dividends, and subject to adjustment for stock splits, combinations, or similar events involving the Series E Stock. The Series E Stock was mandatorily converted into common stock upon the occurrence of the reverse stock split, discussed in Note 1.

Stock Options

In the third quarter of 2006, the Company determined that incorrect measurement dates had been used when accounting for certain of its stock options granted between July 2002 and January 2006. In each case where a change of measurement date was required, the market price of the Company’s stock on the new measurement date was higher than the original exercise price of the option.

Due to the provisions of IRC §409A, which became effective December 31, 2007 for non-qualified options granted to individuals who are not directors or officers, any deferred income related to non-qualified stock options issued with an exercise price less than the market value of the underlying stock on the grant date is taxable as ordinary income over the period the options vest. Because of the required changes in measurement dates, certain of the Company’s options granted between July 2002 and January 2006 to consultants and employees would be subject to the requirements of §409A. As a result, the Company’s Board decided to cancel the affected options and replace them with options to purchase an equivalent number of shares at an exercise price equal to the market price of the Company’s stock on the replacement grant date. Accordingly, on October 18, 2007, the Company cancelled options to purchase 41,712 shares of common stock at exercises prices ranging between $3.80 per share and $18.40 per share and replaced them with options to purchase an equivalent number of common shares at an exercise price of $1.80 per share, which equaled the market price of the Company’s stock on the new grant date. For each of the replacement options, all other terms (e.g., vesting, expiration date, etc.) remained the same as in the respective original grants. In addition, the Company modified options to purchase 2,313 shares of common stock at prices ranging between $1.80 and $9.60 per share to extend the exercise period of the options from three months after termination of employment to twelve months after termination of employment. This modification was effective October 19, 2007. The estimated incremental fair value associated with these modifications, recognized as expense over the remaining estimated service period, was approximately $16, estimated using the Black Scholes model with inputs similar to those disclosed in Note (3) under the heading, Stock-Based Compensation. There were ten employees and three consultants affected by these modifications.

Following are descriptions of the Company’s stock option plans and stock options granted under such plans. Also discussed below are stock options the Company has issued outside of these plans.

Index

Employee Stock Option Plan

The Company has an Employee Stock Option Plan (the Plan) that provides for options to purchase up to 472,500 shares of the Company’s common stock to be issued to employees and non-employees of the Company. All options are subject to forfeiture until vested and unexercised options expire on the tenth anniversary of the date of grant. Vesting is generally over four years. Upon the occurrence of a Change of Control, as defined in the Plan, all outstanding unvested options under the Plan immediately vest. At December 31, 2008, options for 453,267 shares were outstanding and options for 12,929 shares were available for grant under the Plan. The Company has reserved 466,197 shares of common stock for issuance under the Plan. During 2008 the Company did not issue grants under this Plan.  During 2007 the Company granted options to purchase 123,782 shares at exercise prices ranging between $9.20 and $10.00 per share, of which 5,000 shares were granted to non-employees at an exercise price of $10.00 per share. Each exercise price equaled the market price of the Company’s stock on the respective grant dates.

In October 2007, the Company cancelled options issued under this plan to purchase 41,712 shares of common stock at exercises prices ranging between $3.80 per share and $18.40 per share and replaced them with options to purchase an equivalent number of common shares at an exercise price of $1.80 per share, which equaled the market price of the Company’s stock on the grant date. The cancelled options had been issued to consultants and employees between July 2002 and January 2006 at prices that were less than the market price of the Company’s stock on the respective grant dates. For each of the replacement options, all terms other than the exercise price (e.g., vesting, expiration date, etc.) remained the same as in the respective original grants.

Non-Employee Director Option Plan

In April 1996, the Company adopted its Non-Employee Director Option Plan (the Director Option Plan), which was amended and restated effective April 1, 2004. The Director Option Plan is administered by a Committee composed of the Chairman of the Company’s Board of Directors and such other employee members of the Board who may be selected by the Chairman. The timing of grants and exercise price of options granted under the Director Option Plan are at the discretion of the Committee. Vesting requirements and expiration periods are specified at the time options are granted. Stock options granted under the Director Option Plan may not be transferred other than by will or by the laws of descent and distribution. The Board of Directors may terminate the Director Option Plan at any time. Upon the occurrence of a Change of Control, as defined in the Director Option Plan, all outstanding unvested options under the Director Option Plan immediately vest. Aggregate grants under the Director Option Plan are limited to 125,000 shares subject to adjustment for stock splits and similar events. As of December 31, 2008, options for 124,499 shares were outstanding and options for 251 shares were available for grant. The Company has reserved 124,750 shares of common stock for issuance under the Director Option Plan.

During 2008 the Company did not grant options under this plan. During 2007 the Company granted options under this plan to purchase 18,500 shares at an exercise price of $9.20 per share, which was equal to the market price of the Company’s stock on the date of the grant.

Non-Employee Director Supplemental Stock Option Plan

The Company has a Non-Employee Director Supplemental Stock Option Plan (the Director Supplemental Option Plan), that provides for options to purchase up to 25,000 shares of the Company’s common stock to be issued to the Directors of the Company. The exercise price of such options shall not be less than the fair market value of the Company’s common stock on the date of grant. The Board of Directors may terminate the Director Supplemental Option Plan at any time. Upon occurrence of a Change in Control as defined in the Director Supplemental Option Plan, all outstanding unvested options under the Director Supplemental Option Plan vest immediately. As of December 31, 2008 options for 21,020 shares were outstanding and options for 230 shares were available for grant. The Company has reserved 21,250 shares of common stock for issuance under the Director Supplemental Option Plan. During 2008 the Company did not grant options under this plan. During 2007, the Company granted options to purchase 16,000 shares at an exercise price of $9.20 per share, which was equal to the market price of the Company’s stock on the date of the grant.

RBio Plans

The Company has outstanding options to purchase its common stock pursuant to certain RBio plans that were closed in conjunction with the merger between the Company and RBio on June 21, 2002. Pursuant to the merger the Company assumed RBio options to purchase an aggregate of 409,674 shares of the Company’s common stock, at a weighted average exercise price of $7.60 per share and with exercise prices ranging from $2.60 to $10.60 per share. All options assumed from RBio were fully vested upon the effective date of the merger. During 2008, options granted under RBio plans to purchase 157,046 shares of the Company’s stock expired. During 2007, options granted under RBio plans to purchase 14,023 shares of the Company’s stock expired. At December 31, 2008, options to purchase an aggregate of 153,936 shares remained outstanding and were fully exercisable.

Index

2006 and 2007 Financing Options

On October 15, 2007, the Company extended the expiration dates of options to purchase 938,742 shares of the Company’s common stock for cash at $7.40 per share and options to purchase 135,715 shares of the Company’s Series D Stock for cash at $42 per share of Series D Stock. As a result of the one-for-twenty reverse stock split of the Company’s common stock, which was effective November 29, 2008, and the mandatory conversion of the Company’s Series D Stock, the Series D options became exercisable for 678,575 shares of common stock at an exercise price of $8.40 per share.  These options were issued to investors in connection with financing transactions in 2006 and 2007, were exercisable for 15 days following public announcement of FDA clearance of the Company’s collagen scaffold device as a class II device, and were to expire, originally, at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2007.  The amended options were to expire at the earliest of the 15th day after such public announcement, partial exercise of the option, or December 31, 2008. The change in the estimated fair value of the options as a result of the expiration date extension ($51) was recognized as a deemed dividend to stockholders for the purpose of determining 2007 net loss attributable to common stockholders. Effective December 23, 2008, the Company and certain investors agreed to amend options to purchase 26,527 shares of common stock at an exercise price of $7.40 per share. As amended, investors received options to purchase 52,563 shares of common stock at $3.73 per share. The options were exercisable for five days following January 16, 2009. The change in the estimated fair value of the amended options ($42) was recognized as a deemed dividend to stockholders for the purpose of determining 2008 net loss attributable to common stockholders. The amended options expired unexercised on January 21, 2009. The remainder of the 2006 and 2007 Financing Options expired unexercised on December 31, 2008.

Other Non Plan Grants

In addition to the grants made pursuant to the forgoing financing and stock option plans, the Company has granted non-plan options.

On April 5, 2008 the Company granted its non-employee directors, its employees, and certain consultants options to purchase a total of 116,550 shares of Series E Stock at an exercise price of $16 per share. For one of the grants, to a consultant for 2,000 shares of Series E Stock, 500 shares of Series E Stock were immediately vested at the grant date; the remainder vest quarterly, subject to continued service during each such quarter, on June 30, September 30, and December 31, 2008. Options granted to employees and to a consultant to purchase an aggregate of 15,200 shares of Series E Stock vest ratably over four years from the grant date. Options granted to employees, directors, and consultants to purchase an aggregated of 99,350 shares of Series E Stock vest ratably over four years beginning upon FDA clearance of the Company’s collagen scaffold device. As a result of the one-for-twenty reverse stock split of the Company’s common stock on November 29, 2008, and mandatory conversion of the Company’s Series E Stock, these options became exercisable for 582,750 shares of common stock at $3.20 per share, which equaled the market price of the Company’s common stock on the grant date.

Also on April 5, 2008, the Company granted a consultant an option to purchase 5,000 shares of common stock at an exercise price of $3.20 per share, which equaled the market price of the Company’s stock on the grant date. One-half of the shares were immediately vested (and expensed) at the grant date and the remainder vested upon FDA clearance of the collagen scaffold device.

On May 30, 2008, the Company granted a consultant an option to purchase 960 shares of Series E Stock at an exercise price of $17.50 per share. For this grant, 2,300 shares were immediately vested at the grant date; the remainder vest ratably over four years from the grant date. As a result of the reverse stock split of the Company’s common stock on November 29, 2008, these options became exercisable for 4,800 shares of common stock at $3.50 per share, which equaled the market price of the Company’s common stock on the grant date.

On September 6, 2008, the Company granted a consultant an option to purchase 3,750 shares of common stock at an exercise price of $3.20 per share, which equaled the market price of the Company’s stock on the grant date. These options became fully vested upon receipt of FDA clearance of the Company’s collagen scaffold device.

On November 19, 2008 the Company granted its non-employee directors, its employees, and certain consultants options to purchase a total of 189,783 shares of Series E Stock at an exercise price of $14.50 per share. All of these grants vest ratably over four years beginning upon FDA clearance of the Company’s collagen scaffold device.  As a result of the one-for-twenty reverse stock split of the Company’s common stock on November 29, 2008, and mandatory conversion of the Company’s Series E Stock, these options became exercisable for 948,915 shares of common stock at $2.90 per share, which equaled the market price of the Company’s common stock on the grant date. Also on November 19, 2008, the Company granted a consultant an option to purchase 5,000 shares of common stock at an exercise price of $2.90 per share which was fully vested (and expensed) upon FDA clearance of the Company’s collagen scaffold device.

Index

In the fourth quarter of 2007, the Company granted its non-employee directors and certain of its employees and consultants options to purchase a total of 354,750 shares of the Series E Stock at an exercise price of $9 per share. Of these, options to purchase 2,250 shares of Series E Stock were fully vested at December 31, 2007. The remainder vest ratably over a period of four years from the date of grant. All of the options expire 10 years after the grant date. As a result of the one-for-twenty reverse stock split of the Company’s common stock on November 29, 2008, and the mandatory conversion of the Company’s Series E Stock, these options became exercisable for 1,773,750 shares of common stock at $1.80 per share, which equaled the market price of the Company’s common stock on the grant date.

Also in the fourth quarter of 2007, in connection with a consulting agreement, the Company granted a vendor an option to purchase 2,500 shares of common stock at an exercise price of $1.80 per share, which equaled the market value of the Company’s common stock on the grant date. The option was exercisable upon issuance and expires on September 30, 2012.

In the first quarter of 2007, the Company granted its non-employee directors options to purchase 65,500 shares of common stock at an exercise price of $9.20 per share, which equaled the market price of the Company’s common stock on the grant date. The options vest ratable over a period of four years from the date of grant and expire 10 years after the grant date.

As of December 31, 2008, 3,274,522 of the non-plan options granted in 2007 and 2008 were outstanding and options to purchase 602,289 shares were vested and exercisable.

All of the foregoing non-plan options are included in the table below.

Option Activity

Option activity under the foregoing stock option plans and non-plan grants, excluding the financing options, as of December 31, 2008, and changes during the years ended December 31, 2008 and 2007 were as follows:

	Options Outstanding
	Number of Shares(*)	Price Per Share(*)	Weighted- Average Price Per Share(*)
Balance at December 31, 2006	785,795	$1.60 – $155.00	$12.20
Options granted	2,041,744	$1.80 – $10.00	$2.61
Options canceled	(41,808)	$3.80 – $18.60	$13.61
Options expired	(22,060)	$3.80 – $155.00	$59.72
Balance at December 31, 2007	2,763,671	$1.60 – $34.60	$4.80
Options granted	1,550,215	$2.90 – $3.50	$3.02
Options canceled	(126,471)	$1.80 – $9.20	$2.33
Options expired	(160,171)	$2.55 – $28.80	$8.89
Balance at December 31, 2008	4,027,244	$1.60 – $34.60	$3.97

(*)         All share and per share amounts have been adjusted to reflect the effect of the reverse stock split of the Company’s common stock that occurred on November 29, 2008, including the mandatory conversion of the Company’s Series E Stock (and the options thereon) as a result of the reverse stock split.

During 2008, the Company granted options to purchase 1,550,215 shares with a per share weighted average fair value of $2.49 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3. During 2007, excluding the financing options discussed above, the Company granted options to purchase 2,041,744 shares with a per share weighted average fair value of $1.94 estimated using the Black-Scholes option valuation model under the assumptions outlined earlier in Note 3.

The following table summarizes information about options at December 31, 2008:

Options Outstanding*				Options Exercisable*
Total Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)	Total Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value (In thousands)
4,027,244	$3.97	8.35	$5,344,380	1,266,786	$6.51	6.43	$1,348,646

(*)
All share and per share amounts have been adjusted to reflect the effect of the reverse stock split of the Company’s common stock that occurred on November 29, 2008, including the mandatory conversion of the Company’s Series E Stock (and the options thereon)  as a result of the reverse stock split.

Index

Nonvested stock awards, as of December 31, 2008 and changes during the year ended December 31, 2008 were as follows:

	Nonvested*
	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2007	1,879,684	1.40
Granted	1,550,215	2.49
Canceled	(126,471)	1.77
Vested	(542,970)	2.56
Balance at December 31, 2008	2,760,458	2.26

(*)
All share and per share amounts have been adjusted to reflect the effect of the reverse stock split of the Company’s common stock that occurred on November 29, 2008, including the mandatory conversion of the Company’s Series E Stock as a result of the reverse stock split.

As of December 31, 2008, unrecognized share based compensation cost associated with non-vested employee and non-employee options approximated $5,923 and $325, respectively, which is expected to be recognized over weighted average periods of 3.36 years and 3.65 years, respectively.

Warrants

In connection with the July 24, 2008 convertible notes financing, the Company issued warrants to purchase 42,310 shares of Series F Stock, exercisable at a price of $1.00 per share. As a result of the reverse stock split of the Company’s common stock on November 29, 2008, these warrants became exercisable (based on their original terms) for 211,615 shares of common stock at $0.20 per share. The warrants expire five years after the issuance date. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock. The estimated fair value of these warrants ($580) was accounted for as a discount from the convertible notes.

In connection with the December 4, 2008 convertible notes financing, the Company issued warrants to purchase 41,628 shares of common stock at an exercisable price of $0.20 per share. The warrants expire five years after the issuance date. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock. The estimated fair value of these warrants ($157) was accounted for as a discount from the convertible notes.

On October 15, 2007, the Company issued warrants to purchase 20,209 shares of Series D Stock at $45 per share and warrants to purchase 2,301 shares of Series D Stock at $53 per share. As a result of the reverse stock split of the Company’s common stock on November 29, 2008, the warrants became exercisable (based on their original terms) for 101,045 shares of common stock at $9 per share and 11,505 shares of common stock at $10.60 per share, respectively. The warrants were issued to replace warrants to purchase 101,056 shares of common stock at $9.00 per share that expired on June 21, 2007 and warrants to purchase 11,499 shares of common stock at $10.60 per share that expired on August 29, 2007. The new warrants expire five years after the respective expiration dates of the original warrants. The estimated fair value of the warrants ($64) was recognized as a deemed dividend to stockholders for the purpose of determining 2007 net loss attributable to common stockholders.

In connection with the Series D financings the Company issued to the investors warrants to purchase 40,714 shares of the Company’s Series D Stock at an initial exercise price of $63 per share. As a result of the reverse stock split of the Company’s common stock on November 29, 2008, the warrants became exercisable (based on their original terms) for 203,570 shares of common stock at $12.60 per share. The warrants were exercisable upon issuance and expire five years after issuance. The number of shares of stock to be issued upon exercise and the respective exercise prices are subject to adjustment for changes such as stock dividends, stock splits, and similar changes.

Effective March 2, 2007, the Company entered into a one year consulting agreement to retain the financial advisory services of Sanderling Ventures Management VI (Sanderling), affiliates of whom together beneficially own in excess of five percent of the Company’s common stock. In consideration for such services, the Company issued to Sanderling a warrant to purchase 2,000 shares of Series D Stock at an exercise price of $42 per share. As a result of the reverse stock split of the Company’s common stock on November 29, 2008, the warrants became exercisable for (based on their original terms) 10,000 shares of common stock at $8.40 per share. The warrants expire five years after the issuance date. Using the Black Scholes model, the Company has estimated the fair value of the warrant to be approximately $69, which has been included in its 2007 results of operations. The warrants were exercisable upon issuance.

Index

In connection with a private placement in 2006, the Company issued to investors warrants to purchase 281,638 shares of the Company’s common stock at an exercise price of $11.10 per share, subject to adjustment for stock dividends, split-ups, recapitalizations, reclassifications, reorganizations, liquidations, consolidation, acquisition of the Company, and similar events. The warrants were exercisable upon issuance and will expire five years after issuance.

In connection with a private placement in July 2005, the Company issued to investors warrants to purchase 175,152 shares of the Company’s common stock at an initial exercise price of $20.00, subject to adjustment for a period of three years from the date of closing of the financing (July 14, 2008). As a result of private placements in 2006 and 2007, the exercise price of these warrants was adjusted to $15.60 per share. These warrants are exercisable for a period of five years from the date of issuance.

In connection with the 2003 private placement of its Series C Stock, the Company issued to placement agents warrants to purchase 10,000 shares of common stock, exercisable through September 23, 2009 at $9.00 per share. The warrants issued to the placement agents were valued at $97 using the Black-Scholes valuation model.

In October 2003, as consideration for advisory services, the Company issued warrants to purchase 25,000 shares of common stock to a stockholder of the Company at an exercise price of $9 per share. The warrants expired on October 1, 2008. The value of the warrants was estimated at $258 using the Black-Scholes method.

As of December 31, 2008, warrants to purchase 1,046,152 shares of our common stock at a weighted average exercise price of $9.24 per share were outstanding and exercisable.

(16)  INCOME TAXES

The Company has differences in reporting expenses for financial statement purposes and income tax purposes. The provision for income taxes consists of:

	Years Ended December 31,
	2008	2007
	(In thousands)
Current	$—	$—
Deferred	(3,383)	(3,035)
Valuation allowance	3,383	3,035
	$—	$—

The provision for income taxes can be reconciled to the income tax that would result from applying the statutory rate to the net loss before income taxes as follows:

	Years Ended December 31,
	2008	2007
	(In thousands)
Tax at statutory rate	$(3,490)	$(3,596)
State taxes	(520)	(498)
Permanent items	176	228
R&D tax credit and net operating loss carryforward expiration	642	635
Effective rate change	(311)	—
Difference between U.S. and Swiss rates	203	216
Other	(83)	(20)
Increase in valuation allowance	3,383	3,035
	$—	$—

Net loss related to the Company’s foreign operations approximated $1,130 and $1,185 for the years ended December 31, 2008 and 2007, respectively.

Index

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)
Deferred tax assets (liabilities):
Net operating loss carryforward	$32,088	$29,685
Convertible notes	(229)	—
Accrued expenses	853	570
Stock-based compensation	3,621	2,966
Other, net	23	13
R&D credit carryforward	295	341
	36,651	33,575
Valuation allowances	(36,651)	(33,575)
	$—	$—

The net operating loss carryforward as of December 31, 2008 and 2007 approximated $81,240  and $75,388 , respectively. The research and development tax credit as of December 31, 2008 and 2007 approximated $295 and $341, respectively. The federal and state net operating loss carryforwards began to expire in 2005. The federal and state research and development credit carryforwards began to expire in 2006. The utilization of net operating loss carryforwards may be limited due to changes in the ownership of the Company and its subsidiaries, and the effect of the reverse merger and recapitalization completed on June 21, 2002.

A valuation allowance is required when it is more likely than not that a deferred tax asset will not be realized. As a result of evaluating all positive and negative evidence, a full valuation allowance has been established for the net deferred tax assets.

(17)  BASIC AND DILUTED LOSS PER SHARE

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

On November, 29, 2008, the Company completed a one-for-twenty reverse stock split. All current and historical share and per share information in these consolidated financial statements reflects the results of the reverse stock split. The number of shares of common stock issued and outstanding has been reduced according to the reverse stock split, but the rights and preferences of the shares of our common stock have remained the same. The reverse stock split did not change our financial condition, results from operations, the percentage of ownership of management, the number of our shareholders or other aspects of our business. However, the reverse stock split does increase our net income or loss per share and net book value per share as a direct result of the reduction in the number of outstanding shares of our common stock.

(18)  SUBSEQUENT EVENTS

On January 16, 2009 and February 13, 2009, the Company closed the private placements of approximately 2,015,000 and 495,000 shares, respectively, of the Company’s common stock at $3.50 per share, for aggregated gross proceeds of approximately $8,770.  The investors in these offerings have certain terminable anti-dilution rights if the Company consummates a subsequent financing below $3.20 per share of common stock.  In connection with the offerings, the Company issued an aggregate of 376,474 warrants to investors to purchase additional shares of common stock at an exercise price of $1.20 per share. The warrants expire five years after the date of issuance.  The Company has agreed to use commercially reasonable efforts to register the common stock sold in the private placements as well as the common stock issuable upon exercise of the warrants on a registration statement to be filed with the Securities and Exchange Commission. The January 16, 2009 offering effectively terminated all rights of first offer granted to investors who hold July 2008 Notes. In addition, the investors in the January 16, 2009 offering converted an aggregate of approximately $3,000 of July 2008 and December 2008 Notes held by such investors into approximately 989,000 shares of the Company’s common stock in accordance with the terms of such Notes.

On January 22, 2009, the Company granted an officer an option to purchase 110,000 shares of the Company’s common stock at an exercise price of $3.45 per share, which equaled the market price of the Company’s stock on the grant date. On March 16, 2009, the Company granted another officer an option to purchase 75,000 shares of common stock at $2.50 per share, which equaled the market price of the Company’s stock on the grant date. Each of these options vests over a period of four years from the respective grant date and expires 10 years from the respective grant date.

Index

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

None.

PART III

Certain information required in Part III is omitted from this Report but is incorporated herein by reference from our Proxy Statement for the 2009 Annual Meeting of Shareholders to be filed with the SEC, which we refer to as the Proxy Statement.

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

Index

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) The following consolidated financial statements of ReGen Biologics, Inc. and subsidiaries are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Consolidated balance sheets — December 31, 2008 and 2007 (page 47)

Consolidated statements of operations — Years ended December 31, 2008 and 2007 (page 48)

Consolidated statements of changes in stockholders’ equity (deficit) and Series A and Series C Redeemable Convertible Preferred Stock — Period from December 31, 2006 to December 31, 2008 (page 49)

Consolidated statements of cash flows — Years ended December 31, 2008 and 2007 (page 55)

Notes to consolidated financial statements — December 31, 2008 (pages 56 to 79)

(a)(2) All financial schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

The following Exhibits are filed herewith and made a part hereof:

Number	Description

3.1	Amended and Restated Certificate of Incorporation (as amended)(24)

3.2	Second Amended and Restated By-Laws (as adopted on September 21, 2007)(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(21)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(4)

4.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(5)

4.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (6)

Index
Number	Description

4.6	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (7)

4.7*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective April 1, 2004(8)

4.8*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective April 1, 2004(8)

4.9*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(9)

4.10*	Form of Employee Incentive Stock Option Agreement for the Employee Stock Option Plan(1)

4.11*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement for the Employee Stock Option Plan(1)

4.12*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Stock Option Plan(1)

4.13*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Supplemental Stock Option Plan(1)

4.14*	Form of Nonqualified Employee or Consultant Stock Option Agreement(21)

4.15*	Form of Nonqualified Non-Employee Director Stock Option Agreement(21)

4.16	Second Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of August 23, 2007(10)

4.17	Amended and Restated Registration Rights Agreement between the Company and the Investors listed therein(4)

4.18	Common Stock Registration Rights Agreement by and among the Company and the stockholders named therein, dated as of April 19, 2004(11)

4.19	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006 and December 1, 2006 (12)

4.20	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of March 2, March 30, and April 5 2007(5),(13)

4.21	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of July 24, 2008 (7)

4.22	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of January 16, 2009(22)

4.23	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of February 13, 2009(23)

4.24	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 14, 2005(14)

4.25	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of November 30 and December 1, 2006(12)

4.26	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007(5),(13)

Index
Number	Description

4.27	Warrant Certificate by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

4.28	Form of Warrant to Purchase Common Stock by and between the Company and Individual named therein, dated October 1, 2003(21)

4.29	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Harris Nesbitt Gerard, Inc.(4)

4.30	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Vail Securities Investment, Inc.(4)

4.31	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(21)

4.32	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(21)

4.33	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 24, 2008 (7)

4.34	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated January 21, 2009(22)

4.35	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated February 13, 2009 (23)

4.36	Form of Option Agreement by and between the Company and the Individuals named therein dated as of November 30, and December 1, 2006(12)

4.37	Form of Option Agreement by and between ReGen Biologics, Inc. and the Individuals named therein dated as of March 2, March 30, and April 5, 2007(5),(13)

10.1	Form of Indemnification Agreement(15)

10.2*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated March 23, 2004(16)

10.3*	Second Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated November 28, 2008(24)

10.4*	Employment Agreement by and between Brion D. Umidi and the Company dated March 23, 2004(17)

10.5*	First Amendment to Employment Agreement by and between Brion D. Umidi and the Company dated November 28 2008(24)

10.6	License Agreement by and between the Company and Linvatec Corporation dated April 7, 2000(17)

10.7	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li dated August 24, 1995(17)

10.8*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(17)

10.9	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated November 30, 1998(18)

10.10	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated March 14, 2000(17)

Index

Number	Description

10.11	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company dated February 20, 2001(17)

10.12	Letter Agreement by and between the Company and Sulzer Orthopedics AG, dated January 18, 2002(17)

10.13	Distributor Agreement by and between the Company and XMedica effective as of October 24, 2005(19)

10.14	Agreement by and between the Company and MedWork AG dated as of January 1, 2005(20)

10.15	Consulting Agreement by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

21.1	Subsidiaries of the Registrant(24)

23.1	Consent of Ernst & Young LLP(24)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated March 26, 2009(24)

31.2	Section 302 Certification from Brion Umidi, dated March 26 2009(24)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated March 26, 2009(24)

32.2	Section 906 Certification from Brion Umidi, dated March 26, 2009(24)
__________

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 24, 2007 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 19, 2007 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 30, 2008 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2004 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 24, 2007 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 22, 2004 (File No. 333-114867).

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

Index

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(17)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2007 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 22, 2009 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on February 18, 2009 (File No. 000-20805).

(24)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

(b) Exhibits.  The exhibits required by this Item are listed under Item 15(a)(3).

(c) Financial Statement Schedule.   All schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2009.

REGEN BIOLOGICS, INC.

By:	/s/ Gerald E. Bisbee, Jr., Ph.D.
Gerald E. Bisbee, Jr., Ph.D.
President,
Chief Executive Officer
and Chairman of the Board

Index

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 26, 2009 by the following persons on behalf of the Registrant in the capacities indicated. Each person whose signature appears below hereby constitutes and appoints each of Gerald E. Bisbee, Jr., Ph.D. and Brion D. Umidi as his attorney-in-fact and agent, with full power of substitution and re-substitution for him in any and all capacities, to sign any or all amendments to this Report and to file same, with exhibits thereto and other documents in connection therewith, granting unto such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary in connection with such matters and hereby ratifying and confirming all that such attorney-in-fact and agent or his substitutes may do or cause to be done by virtue hereof.

Signature	Capacity
/s/ GERALD E. BISBEE, Jr., Ph.D.	Chief Executive Officer, President, Director and Chairman of the Board (Principal Executive Officer)
Gerald E. Bisbee, Jr., Ph.D.

/s/ BRION D. UMIDI	Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Financial and Accounting Officer)
Brion D. Umidi

/s/ ABHI ACHARYA, Ph.D.	Director
Abhi Acharya, Ph.D.

/s/ ALAN W. BALDWIN	Director
Alan W. Baldwin

/s/ ROBERT G. MCNEIL, Ph.D.	Director
Robert G. McNeil, Ph.D.

/s/ J. RICHARD STEADMAN, M.D.	Director
J. Richard Steadman, M.D.

/s/ WILLIAM R. TIMKEN	Director
William R. Timken