Form 10-Q
period 2009-03-31
REGEN BIOLOGICS INC
filed 2009-05-11
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(201) 651-5140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

The number of outstanding shares of the registrant’s common stock as of May 4, 2009 was 9,774,252

REGEN BIOLOGICS, INC.

INDEX

Page No.

PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements.	3
Condensed Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)	4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and Series A & Series C Redeemable Convertible Preferred Stock for the Three Months Ended March 31, 2009 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	24
Item 4T. Controls and Procedures.	24
PART II — OTHER INFORMATION	24
Item 1. Legal Proceedings.	24
Item 1A. Risk Factors.	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3. Defaults Upon Senior Securities.	25
Item 4. Submission of Matters to a Vote of Security Holders.	25
Item 5. Other Information.	25
Item 6. Exhibits.	25
Signatures	29
Certification

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

REGEN BIOLOGICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$6,115	$250
Trade receivables, net of allowance for doubtful accounts of $40 and $20, at March 31, 2009 and December 31, 2008, respectively	181	233
Inventory	464	400
Prepaid expenses and other current assets	736	895
Deferred financing costs	2	82
Total current assets	7,498	1,860
Property and equipment, net	347	328
Other assets	103	103
Total assets	$7,948	$2,291
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$878	$720
Accounts payable to related party	28	9
Accrued expenses	724	731
Other current liabilities	15	15
Convertible notes payable, face value $171, less unamortized discount of $31, and including accrued interest of $2 at March 31, 2009; face value $3,039, less unamortized discount of $1,125, and including accrued interest of $92 at December 31, 2008	142	2,006
Current portion of notes payable to related party, including accrued interest of $2,547 and $2,479 as of March 31, 2009 and December 31, 2008, respectively	8,590	8,522
Total current liabilities	10,377	12,003
Other liabilities	257	189
Long-term portion of capital leases	3	7
Total liabilities	10,637	12,199
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 1,990,331 shares at liquidation preference of $892 at March 31, 2009 and December 31, 2008	892	892
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 1,381,881 shares at liquidation preference of $619 at March 31, 2009, and 6,025,437 shares at liquidation preference of $2,700 at December 31, 2008	597	2,586
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued and outstanding 9,774,252 shares at March 31, 2009, and 6,018,152 shares at December 31, 2008	98	59
Additional paid-in capital	106,676	92,041
Accumulated deficit	(110,952)	(105,486)
Total stockholders’ deficit	(4,178)	(13,386)
Total liabilities and stockholders’ deficit	$7,948	$2,291
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Revenue:
Sales	$288	$334
Royalties	9	9
Total revenue	297	343
Expenses:
Costs of goods sold	135	143
Research and development	1,403	998
Business development, general and administrative	2,877	1,469
Total expenses	4,415	2,610
Operating loss	(4,118)	(2,267)
Interest and other income	7	32
Interest and other expense	(1,263)	(78)
Net loss	(5,374)	(2,313)
Accretion of issuance costs on Series C Preferred Stock	(92)	(17)
Net loss attributable to common stockholders	$(5,466)	$(2,330)
Basic and diluted net loss per share attributable to common stockholders	$(0.64)	$(0.45)
Weighted average number of shares used for calculation of net loss per share	8,556,600	5,208,562
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
(Unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2008	1,990,331	$892	6,025,437	$2,586	6,018,152	$59	$92,041	$(105,486)	$(13,386)
Stock-based compensation expense							903		903
Accretion of Series C Stock issuance cost				92				(92)	(92)
Issuance of Common Stock-- work completed					4,688	—	12		12
Issuance of common stock - common stock offering					2,509,673	26	8,648		8,674
Issuance of common stock - conversion of debt					988,597	10	2,956		2,966
Issuance of common stock - options exercised					20,962	—	38		38
Conversion of Series C Preferred Stock			(4,643,556)	(2,081)	232,180	3	2,078		2,081
Net loss and comprehensive loss								(5,374)	(5,374)
Balance at March 31, 2009	1,990,331	$892	1,381,881	$597	9,774,252	$98	$106,676	$(110,952)	$(4,178)

See accompanying Notes to Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net loss	$(5,374)	$(2,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,052	435
Amortization of debt discount for warrants and beneficial conversion feature	1,168	—
Depreciation and amortization	23	26
Exchange loss (gain)	14	(60)
Changes in operating assets and liabilities:
Other current assets and receivables	75	51
Inventory	(64)	32
Other assets	—	2
Accounts payable and accrued expenses	251	243
Other liabilities	68	(39)
Net cash used in operating activities	(2,787)	(1,623)
Investing Activities
Purchases of property and equipment	(42)	—
Changes in investments	—	100
Net cash (used in) provided by investing activities	(42)	100
Financing Activities
Proceeds from issuance of common stock	8,712	—
Repayment of capital lease obligations	(4)	(3)
Net cash provided by (used in) financing activities	8,708	(3)
Effect of exchange rate changes on cash	(14)	60
Net increase (decrease) in cash and cash equivalents	5,865	(1,466)
Cash and cash equivalents at beginning of period	250	4,008
Cash and cash equivalents at end of period	$6,115	$2,542
Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Conversion of bridge notes to equity	$2,966	$—
Conversion of Series C Preferred Stock	2,081	—
Issuance of stock for services rendered	12	58
Cash disclosure:
Cash paid for interest	0	2
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per unit and per share data)

(1) ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of ReGen Biologics, Inc. (“ReGen” or the “Company”) include accounts of the Company and its wholly-owned subsidiaries, RBio, Inc. (“RBio”) and ReGen Biologics AG (“ReGen AG”). Intercompany transactions and balances are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form10-Q and, as permitted by such instructions, do not include all the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position and the results of operations for the periods presented.

To date the Company has not generated a positive internal cash flow and until revenues increase from the sale of its products, the Company will be dependent upon the availability of future debt and equity funding. ReGen will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. See “Risks and Going Concern Uncertainties” below, for further information.

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

For further information, refer to the audited consolidated financial statements and notes included in ReGen’s Annual Report on Form 10-K for the year ended December 31, 2008.

Risks and Going Concern Uncertainties

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. In December 2008, we received U.S. Food and Drug Administration, or FDA, clearance to market the MenaflexTM collagen meniscus implant in the U.S. The Menaflex device was determined to be substantially equivalent to existing Class II devices through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. In the first quarter of 2009 we initiated U.S. marketing of our Menaflex product for the medial meniscus indication. We market the Menaflex product in the European Union (the “EU”) and the Republic of South Africa for both the medial and lateral meniscus indications. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA during the second quarter of 2009. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus or the time frame to complete the 510(k) process.

In March 2009, the Company received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex in the context of his examination of the relationship between the FDA and product manufacturers.  The letter requested us to provide responses and information in connection with the 510(k) approval process. The Company is cooperating fully with this inquiry. However, the Company has no indication what the outcome of this inquiry will be or if it will continue.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including, for example, establishing distribution channels and assisting in establishment of third party reimbursement for the surgeons and facilities that would be responsible for implanting the Menaflex device. Management has developed a U.S. launch plan which leverages the Company’s experience in marketing the Menaflex product in the EU.  The Company has initiated recruitment of independent sports medicine focused distributors and has begun to implement reimbursement support strategies. While the Company is actively working to address distribution, third-party reimbursement, and other operational issues, there is no guarantee that the Company will be successful or able to effectively address these challenges in any given time frame.  On April 15, 2009, the first commercial surgery in the U.S. utilizing the Menaflex was completed, and as of March 31, 2009, the Company has trained 45 sports medicine surgeons and over 30 sales representatives in the use of the Menaflex.

Index

All of the Company’s notes payable to a related party (balance of $8,590 at March 31, 2009) become due and payable on December 31, 2009, and the Company’s Series A and Series C redeemable convertible preferred stock (liquidation preference at March 31, 2009, of $892 and $619, respectively) become redeemable in one-third annual increments at the option of not less than a majority of the holders in June 2009 and September 2010, respectively. In addition, the Company's convertible notes, with aggregate face value plus accrued interest of $173 at March 31, 2009, will be come due July 24, 2009, if not converted at the options of the holders.

The Company will need to pursue additional financing in order to support ongoing operations, including U.S. launch of the Menaflex product and meeting future debt service and preferred stock redemption requirements. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In the three months ended March 31, 2009, the Company incurred a net loss of $5,374 and used $2,787 of cash in operating activities. At March 31, 2009, the Company had cash, cash equivalents and short-term investments of $6,115 and net working capital of $(2,879). In January and February 2009, the Company completed a two-staged common stock financing for aggregate proceeds of $8,674 (see Note 6 for further information). Based upon current cash and investment balances, including proceeds from financings in the first quarter of 2009, and planned spending rates for 2009, management believes that the Company has adequate cash and investments on hand to support ongoing operations through June 2009. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (but are not limited to) (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our new 510(k) submission to the FDA; (iii) the actual pace of spending associated with commercialization of the Menaflex product; (iv) costs associated with other business objectives; (v) costs associated with responding to regulatory or legal inquiries; and (vi) other developments in our business.  Management anticipates that additional cash will be required to support operations beyond June 2009. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2009 to support operations. The Company continues to seek financing opportunities in order to support operations and continue as a going concern. We have received no commitments for additional financing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Adoption of New Accounting Pronouncements

Effective January 1, 2009, the Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s convertible debt instruments cannot be settled in cash upon conversion. The adoption of FSP No. APB 14-1 did not have a material effect on its consolidated financial statements.

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which provides disclosure requirements for derivative instruments and hedging activities and applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments) and related hedged items accounted for under Statement No. 133. It amends and expands the previous disclosure requirements of Statement 133. SFAS No.161 is effective for interim periods beginning after November 15, 2008. The adoption of the provisions of SFAS No. 161 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB Statement No. 141(R), Business Combinations (SFAS No. 141(R)), and Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (SFAS No. 160). These new standards significantly changed the financial accounting and reporting of business combinations and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and, with limited exceptions for certain income tax accounting changes, is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 141(R)-1 (FSP FAS 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 has the same effective date as SFAS No. 141(R). The adoption of FSP FAS 141 (R)-1 did not have a material effect on the Company’s consolidated financial statements.

Index

Effective January 1, 2009, the Company adopted FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP No. EITF 03-6-1 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5), which provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS 133, Accounting For Derivative Instruments and Hedging Activities, and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial statements.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which was effective upon issuance and which delayed the effectiveness of SFAS No. 157, Fair Value Measurements (SFAS No. 157), for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted SFAS No. 157 as it applies to its financial instruments, effective January 1, 2008, and adopted FSP FAS 157-2 as it applies to its non-financial assets and liabilities, effective January 1, 2009. There were no gains or losses for the three month period ended March 31, 2009 included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Adoption of the provisions of SFAS No. 157 and FSP FAS 157-2 did not have a material effect on the Company’s consolidated financial statements.

Accounting Principles Issued But Not Yet Adopted

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company has not yet determined what, if any, effect adoption of FSP FAS 157-4 will have on its results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company has not yet determined what, if any, effect adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP FAS 107-1 and APB 28-1 only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company has not yet determined what, if any, effect adoption of FSP FAS 107-1 and APB 28-1 will have on its results of operations or financial condition.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $5,653 and $182, in a money market account and $256 and $10 in a sweep account as of March 31, 2009 and December 31, 2008, respectively. At March 31, 2009 and December 31, 2008, respectively, the Company held cash of $65 and $28 in a foreign account.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $40 and $20 at March 31, 2009 and December 31, 2008, respectively.

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

Inventory consists of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Raw material	$39	$31
Work in process	137	41
Finished goods	288	328
	$464	$400

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$375	$553
Escrow deposit	304	304
Interest and other receivables	52	33
Security deposit	5	5
	$736	$895

Index

The escrow deposit was established to provide for payment of up to six months salary and benefits and related payroll taxes for three of the Company’s executive officers under certain termination scenarios. In accordance with the escrow agreement, any escrow funds not disbursed by December 31, 2009 will revert to the Company. The escrow deposits also include amounts to cover estimated escrow administration fees. See Note 2 for further information about the escrow arrangement and related commitments.

Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
	(In thousands)
Accrued professional fees	$603	$278
Accrued wages and vacation	95	375
Accrued printing cost	16	29
Other accrued cost	10	49
	$724	$731

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG has cash accounts denominated in Swiss francs (CHF), Euros and USD and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of the ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction (gains) or losses included in the consolidated results of operations for the three months ended March 31, 2009 and 2008 approximated $13 and $(24), respectively.

Basic and Diluted Net Loss Per Share

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

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest, generally, on a straight-line basis over the requisite service period of the award, usually the option vesting term of four years. For performance-based awards, the Company recognizes the estimated expense based on the accelerated attribution method. For all awards for which vesting is based only on service conditions, the expense is recorded based on the straight-line attribution method.

The Company uses the Black-Scholes model to estimate grant date fair value. For expected volatility, the Company uses its historical realized volatility, calculated using historical stock prices of the Company. To estimate the expected term of options awarded after January 1, 2006, the Company uses the “short cut” approach described in SAB 107, usually seven years, given the customary contractual term of 10 years and vesting period of four years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

During the three months ended March 31, 2009, the Company granted options to two employees to purchase an aggregate of 185,000 shares of its common stock, with an estimated weighted average grant date fair value of $2.56 per share. During the three months ended March 31, 2008, the Company did not grant any options

In March 2009, for services rendered during 2009, the Company issued to a vendor 4,688 shares of its restricted common stock. Related to this issuance the Company included the estimated fair value of $12 in its results of operations for the first quarter of 2009.

Index

In March 2008, for services rendered during 2008, the Company issued to a vendor 3,750 shares of Series E Stock (18,750 shares of common stock as a result of the reverse stock split and mandatory conversion of the Series E Stock that was effective November 29, 2008). Related to this issuance the Company included the estimated fair value of $58 in its results of operations for the first quarter of 2008.

(2) COMMITMENTS AND CONTINGENCIES

From time to time the Company may be a defendant in lawsuits incidental to the Company’s business. Further, the nature of the Company’s operations subjects it to the inherent business risk of financial exposure to product liability claims. Currently, the Company is not a party to any material legal proceedings.

Effective June 27, 2008, management entered into an escrow arrangement to provide for payment of up to six months salary and benefit continuation and related payroll taxes for three of the Company’s executive officers (approximately $300). In accordance with the escrow agreement, any funds not disbursed by December 31, 2009, will revert to the Company. The executive salaries and benefits will be continued in the event employment is terminated without cause or upon the failure of the Company to pay in full the regularly scheduled salary, withholding taxes and benefits of the designated executives as services are rendered by such executives. For purposes of the escrow agreement “cause” is defined as the employee’s (i) commission of an action having a material adverse effect on ReGen which constitutes an act of fraud, dishonesty, or moral turpitude, or which, if proven in a court of law, would constitute a violation of a criminal code or other law; (ii) divulging ReGen’s confidential information in a manner that has a material adverse effect on it; or (ii) material breach of any material duty or obligation imposed upon the employee by ReGen.

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

In April 2009, the Company entered into an employment agreement with an officer of the Company providing for minimum aggregate annual compensation of approximately $230, a signing bonus of $40, an initial stock option grant of 110,000 shares of the Company’s common stock and a grant of 20,000 restricted shares of the Company’s common stock. The signing bonus was paid upon commencement of the officer’s employment with the Company, which occurred in February 2009, and the stock option grant was made in the first quarter of 2009 (see Stock Based Compensation for further information). The grant of restricted stock is expected to be made in the second quarter of 2009. The officer is also eligible for an annual performance bonus of up to 25% of his annual base salary. The employment agreement provides for consecutive one year terms of employment which may be terminated by either party upon ninety days prior written notice. The officer is entitled to certain benefits if his employment is terminated without cause or due to a change in control (with “cause” and change in control both as defined in the agreement). Also in April, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with this officer, pursuant to which, the officer will be indemnified by the Company to the fullest extent permissible under applicable law for the expenses and liabilities described in such Indemnification Agreement. The terms of this Indemnification Agreement are the same as those of similar agreements between the Company and its directors and other senior officers.

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

Both the Menaflex and SharpShooter products are marketed in the EU and the Republic of South Africa through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD). The SharpShooter is cleared for sale in the U.S., the EU, Canada, Chile, the Republic of South Africa and Japan.
The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which we do business. The Company does not require collateral from its customers. Concentrations of receivables and revenue by geographic location as of and for the three month periods ended March 31, 2009 and 2008 are as follows:

Index

	Three Months Ended March 31,
	2009	2008
Receivables:
U.S. (Linvatec)	6%	10%
Krankenhaus Norderney (direct, Germany)	11%	—
Germany (direct, various other)	34%	48%
Hospital Innovations, Ltd. (distributor, U.K.)	15%	3%
Italy (one distributor)	0%	13%
Spain (two distributors)	0%	12%
Austria (direct, various)	12%	6%
Poland (one distributor)	2%	3%
Republic of South Africa (one distributor)	7%	2%
Switzerland (direct, various)	7%	3%
Belgium (direct, various)	6%	0%
Sales revenue:
U.S. (Linvatec)	24%	5%
Krankenhaus Norderney (direct, Germany)	4%	—
Germany (direct, various other)	39%	56%
Hospital Innovations, Ltd. (distributor, U.K.)	11%	3%
Italy (one distributor)	4%	9%
Spain (two distributors)	0%	9%
Austria (direct, various)	7%	7%
Poland (one distributor)	0%	3%
Republic of South Africa (one distributor)	4%	2%
Switzerland (direct, various)	6%	6%
Belgium (direct, various)	1%	0%
Royalties:
U.S. (Linvatec)	100%	100%

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained from alternative suppliers, subject to the time and other resources required to establish new vendor relationships.

At March 31, 2009 and December 31, 2008, 1% and 10%, respectively, of the Company’s cash and cash equivalents balance was held in foreign currencies and 2% and 1%, respectively, of current liabilities related to unsettled obligations denominated in foreign currencies. For the three month periods ended March 31, 2009 and 2008, 15% and 19%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies.

(4) RELATED PARTY TRANSACTIONS

The Company’s consolidated balance sheets include the following amounts due to related parties:

	March 31, 2009	December 31, 2008
	(In thousands)
Surgeon training	$25	$—
Royalties	3	9
	$28	$9

The Company’s condensed consolidated statements of operations include the following amounts paid to or on behalf of related parties:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Surgeon training	$72	$—
Royalties	3	2
	$75	$2

Index

Royalties are paid to an individual who is a shareholder and director of the Company.  Surgeon training has been provided by a clinic owned by the same individual who is a shareholder and director of the Company ($19 due at March 31, 2009 and included in results of operations for the quarter ended March 31, 2009) and by a private foundation affiliated with the Company’s CEO ($6 due at March 31, 2009 and $53 included in results of operations for the quarter ended March 31, 2009).

(5) CONVERTIBLE NOTES PAYABLE

On July 24, 2008, the Company completed the private placement of $2,539 aggregate principal amount of the Company’s unsecured convertible notes (the “July 2008 Notes”), which accrue interest at an annual rate of 8% and become due and payable on July 24, 2009.  At the option of the holders, the July 2008 Notes may be converted into common stock at an initial conversion price of $3.00 per share. If exercised, the conversion must be settled fully in shares of the Company’s common stock. In connection with the financing, the Company issued warrants to purchase 211,615 shares of common stock at a price of $0.20 per share. The warrants were immediately exercisable and expire five years after the issuance date. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

The July 2008 Notes were issued with a beneficial conversion feature, having an estimated intrinsic value of approximately $457. The intrinsic value of the beneficial conversion feature was determined under EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, by comparing the effective conversion price of the July 2008 Notes to the estimated fair value of the Series F Stock, into which the notes were initially convertible at July 24, 2008 (prior to the one-for-twenty reverse stock split of the Company’s common stock that was effective November 29, 2008, and the resulting mandatory conversion of the Series F Stock into common stock).  The effective conversion price of the July 2008 Notes was determined by assigning the proceeds of the offering between the July 2008 Notes and the warrants on a relative fair value basis.

The July 2008 Notes were recorded net of a discount of $1,037 related to the estimated relative fair value of the warrants ($580) and the intrinsic value of the beneficial conversion feature associated with the July 2008 Notes ($457). The total discount is being amortized as additional interest over the term of the July 2008 Notes.  The balance of the unamortized discount was $668 at December 31, 2008. As a result of the conversions concurrent with the January 16, 2009 offering (see below), $555 of the discount was recognized as additional interest expense in the Company’s results of operations for the three months ended March 31, 2009. Total amortization of the discount was $650 for the three months ended March 31, 2009.

On December 4, 2008, the Company completed the private placement of $499 aggregate principal amount of unsecured convertible notes (the “December 2008 Notes”), which accrue interest at an annual rate of 8% and become due and payable on July 24, 2009. At the option of the holders, the December 2008 Notes may be converted into the Company’s common stock at a price of $3.00 per share. If exercised, the conversion must be settled fully in shares of the Company’s common stock. In connection with the financing, the Company issued warrants to purchase 41,628 shares of common stock at an exercise price of $0.20 per share. The warrants were immediately exercisable and expire five years after the issuance date. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

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

The December 2008 Notes were recorded net of a discount of $464 related to the estimated relative fair value of the warrants ($157) and the intrinsic value of the beneficial conversion feature associated with the December 2008 Notes ($307). The total discount is being amortized as additional interest over the term of the December 2008 Notes. The balance of the discount was $450 at December 31, 2008. As a result of the conversions concurrent with the January 16, 2009 offering (see below), $416 of the discount was recognized as additional interest expense in the Company’s results of operations for the three months ended March 31, 2009. Total amortization of the discount was $438 for the three months ended March 31, 2009.

The terms of the offering that closed on January 16, 2009 (See Note 6) effectively terminated all rights of first offer held by investors who held or who continue to hold July 2008 Notes.  In addition, the investors in the January 16, 2009 offering converted an aggregate face value of approximately $3 million of July 2008 and December 2008 Notes held by such investors into approximately 989,000 shares of the Company’s common stock in accordance with the terms of such Notes.

(6) STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of March 31, 2009, the Company has 165,000,000 authorized shares of common stock, of which 9,774,255 shares of common stock were outstanding, 168,612 shares of common stock were reserved for conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A Stock”) and Series C Redeemable Convertible Preferred Stock (“Series C Stock”); 5,621,351 shares of common stock were reserved for exercise of stock options and warrants; 60,213 shares of common stock were reserved for conversion of convertible notes; and 64,062 shares of common stock were reserved for issuance to vendors for services.

Index

Equity Financings

On January 16, 2009 and February 13, 2009, the Company closed the private placements of approximately 2,015,000 and 495,000 shares, respectively, of the Company’s common stock at $3.50 per share, for aggregate gross proceeds of approximately $8,770.  The investors in these offerings have certain terminable anti-dilution rights if the Company consummates a subsequent financing below $3.20 per share of common stock.  In connection with the offerings, the Company issued an aggregate of 376,474 warrants to investors to purchase additional shares of common stock at an exercise price of $1.20 per share. The warrants were immediately exercisable and expire five years after the date of issuance.  The Company has agreed to use commercially reasonable efforts to register the common stock sold in the private placements as well as the common stock issuable upon exercise of the warrants on a registration statement to be filed with the Securities and Exchange Commission. There are no liquidated damages for a failed registration and the warrants may be settled in unregistered shares. The January 16, 2009 offering effectively terminated all rights of first offer granted to investors who held or who continue to hold July 2008 Notes (see Note 5). In addition, the investors in the January 16, 2009 offering converted an aggregate face value of approximately $3,000 of July 2008 and December 2008 Notes (see Note 5) held by such investors into approximately 989,000 shares of the Company’s common stock in accordance with the terms of such Notes.

Redeemable Convertible Preferred Stock

During the first quarter of 2009, holders of 4,643,556 shares of Series C Stock exercised their right to convert their shares into 232,180 shares of common stock. As a result of the Series C Stock conversions, $80 of unamortized issuance cost associated with the Series C Stock was recognized in the three months ended March 31, 2009 as deemed dividends to preferred stockholders for purposes of determining net loss attributable to common stockholders. During the first quarter of 2008 there were no conversions of Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per unit and share data).

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q and the more detailed information contained in our Annual Report on Form 10-K for the year ended December 31, 2008. This section of the Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements about our plans, objectives, expectations and intentions. We use words such as “anticipate,” “believe,” “expect,” “future” and “intend” and similar expressions to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-Q.

Business

We are an orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. ReGen’s Menaflex collagen meniscus implant employs proprietary biological collagen scaffold technology to facilitate tissue growth, thereby reinforcing and repairing the damaged meniscus of the knee. Our Menaflex device (also known as the CMI®) is marketed for sale in the U.S., European Union (the “EU”), and the Republic of South Africa. We aim to improve the standard of surgical care through the use of our unique collagen scaffold technology and strong commitment to evidence-based medicine and surgeon training.

In December 2008, we received U.S. Food and Drug Administration, or FDA, clearance to market our collagen scaffold device, the Menaflex collagen meniscus implant, in the U.S. The Menaflex device was determined to be substantially equivalent to existing Class II devices through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. In the first quarter of 2009 we initiated U.S. marketing of the Menaflex product for the medial indication. We market the Menaflex product in the EU and the Republic of South Africa for both the medial and lateral indications. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA during the second quarter of 2009. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus or the time frame to complete the 510(k) process.

On March 6, 2009, we received a letter from the office of Senator Charles E. Grassley, a member of the Senate Committee on Finance, regarding the approval process of the Menaflex device in the context of his examination of the relationship between the FDA and product manufacturers. The letter requested us to provide responses and information in connection with the approval process. We are cooperating fully with this inquiry; however, we have no indication what the outcome of this inquiry will be and if it will continue.

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

Index

Our current strategic priorities are to: (i) effectively commercialize the Menaflex product through development of specialized distribution, marketing, and training programs in the U.S. and other markets and (ii) further advance selected product development opportunities. Our long-term strategy is to capitalize on our proven collagen matrix technology by continuing to design, develop, manufacture and market our own products, as well as partner with others to develop and market products in targeted therapeutic areas. However, our ability to pursue these strategic priorities is subject to the constraints of our current liquidity position. See Liquidity and Capital Resources.

ReGen has exclusive worldwide rights to market the Menaflex device subject to relevant regulatory clearance in each market. Our wholly-owned subsidiary, ReGen AG, conducts our distribution activities outside the U.S. through local market distributors and a limited number of employees. Currently, we have distributorship agreements with independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, Andorra, Poland, Turkey, the United Kingdom (U.K.), and the Republic of South Africa.

During 2008, our international priority was market penetration in Italy, Spain, and Germany and opening new markets in other countries, such as the U.K. In the first quarter of 2009 we began to implement our U.S. launch plan to market our Menaflex and other products in the U.S. During the first quarter of 2009, we trained 45 sports medicine surgeons in the use of our Menaflex device and over 30 sales representatives. Training programs have been held in New York City, Minneapolis, San Diego, and Vail, Colorado. Trainers include the Company’s own research team, along with experienced surgeons from Europe and the U.S.  Surgeons trained include key thought leaders and sports medicine surgeons from across the U.S., including surgeons who cover professional and prominent university sports teams and those who were investigators in the original multi-center clinical trial for the Menaflex device. We have also trained seven sports medicine fellows who will begin their practices later this year. The sales representatives who were trained will provide ongoing sales and customer support functions as part of the Company’s independent U.S. product distribution network.  Limited U.S. sales of the Menaflex product have begun in the second quarter of 2009.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, when we value work in process inventory we use estimates to determine, among other factors, the number of units that will be successfully converted to finished goods. This and other estimates we make are often based on complex judgments, probabilities and assumptions that we believe to be reasonable, but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgments to the same facts and circumstances, could develop and support a range of alternative estimated amounts. We also are subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the healthcare environment, competition, foreign exchange, litigation, legislation and regulation. These and other risks and uncertainties are discussed in the section entitled “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. All of these could significantly and adversely affect our business, prospects, financial condition or results of operations.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three months ended March 31, 2009, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. For further discussion of our accounting policies see Note 1 “Organization and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

STOCK-BASED COMPENSATION EXPENSE: Under the fair value recognition provisions of SFAS No. 123R, we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest, generally on a straight-line basis over the requisite service period of the award, usually the option vesting term of four years. For performance-based awards, the Company recognizes the estimated expense based on the accelerated attribution method. For all awards for which vesting is based only on service conditions, the expense is recorded based on the straight-line attribution method.

For stock issued to vendors for services, we recognize expense based on our stock price at the earlier of the date at which a performance commitment by the vendor exists or the date at which the vendor’s performance is complete. Expense recognized for non-employee options is measured based on management’s estimate of fair value and recognized over the respective service period.

Index

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

The Company uses the Black-Scholes model to estimate grant date fair value. For expected volatility, the Company uses its historical realized volatility, calculated using historical stock prices of the Company. The expected term of options granted after January 1, 2006, is generally estimated to be seven years, given the contractual term of ten years and vesting period of four years. The interest rate used in the pricing model is based on the U.S. Treasury yield curve in effect at the time of the grant on issues with remaining terms equal to the estimated expected term used in the model. In addition, the Company has estimated a forfeiture rate based on historical data and current assumptions.

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

INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At March 31, 2009 and December 31, 2008, 8% and 10%, of our inventory was carried at market, respectively. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

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

Significant New Accounting Pronouncements

Effective January 1, 2009, the Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP No. APB 14-1), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP No. APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP No. APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s convertible debt instruments cannot be settled in cash upon conversion. The adoption of FSP No. APB 14-1 did not have a material effect on its consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company has not yet determined what, if any, effect adoption of FSP FAS 157-4 will have on its results of operations or financial condition.

Index

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2), which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company has not yet determined what, if any, effect adoption of FSP FAS 115-2 and FAS 124-2 will have on its results of operations or financial condition.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt FSP FAS 107-1 and APB 28-1only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company has not yet determined what, if any, effect adoption of FSP FAS 107-1 and APB 28-1 will have on its results of operations or financial condition.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of SFAS No. 162 to have a significant impact on its consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

REVENUE. Total revenue for the first quarter of 2009 decreased by $46 (13%) over the same period in 2008. The Company’s revenue from sales of our products approximated $288 for the three months ended March 31, 2009, compared with $342 for the same period in 2008. The approximate net decrease of $55 or 16% resulted from decreased sales of our Menaflex product, partially offset by increased sales of our SharpShooter products. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue for the three months ended March 31, 2009 was consistent with revenue for the same period in 2008. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. For some of our distributors, title of our product passes to the distributors FOB destination. For the remainder of our distributors and all of our direct customers outside the U.S., title of our product passes to our customers FOB origin. We expect that, for U.S. direct customers, title of our product will pass to those customers FOB destination. Our customers do not have a right to return the product other than for product defect issues.

For the three months ended March 31, 2009, Menaflex sales approximated $193, compared to approximately $307 for the same period in 2008, a decrease of approximately $114 (37%). Selling prices for the Menaflex ranged from $1,050 to $2,600 per unit. Menaflex sales approximated 67% of total sales for the period ended March 31, 2009 compared with approximately 92% for the same period ended 2008. In the first quarter of 2009 we sold 125 Menaflex units at an average selling price of $1,523 each compared with 193 units sold in the first quarter of 2008 at an average selling price of $1,566 each. Menaflex sales to both distributors and direct customers were lower in the first quarter of 2009, compared with the first quarter of 2008.

SharpShooter sales in the three months ended March 31, 2009, approximated $95, compared with approximately $26 for the same period in 2008, representing an increase of approximately $69 (265%). Sales of SharpShooter to Linvatec accounted for approximately 74% and 64% of total SharpShooter sales for the three months ended March 31, 2009 and 2008, respectively. For the first quarter of 2009 compared with the first quarter of 2008, sales to Linvatec increased by approximately $53 (317%) while SharpShooter sales to ReGen AG customers increased $16 (167%). In the first quarter of 2008, the Company initiated a transition to a new vendor for assembly of a component of its SharpShooter product, which resulted in a shortage of supply for this component and negatively affected sales in the first quarter of 2008.

As noted above, historically, sales of our products have been inconsistent and, given the relatively low volume of sales, the timing of orders can have a significant impact on quarterly results. The stocking of our products by our distributors and certain larger direct sales customers can have a significant impact on comparative quarterly sales. We expect that sales of our Menaflex and other products will increase throughout 2009 due to the introduction of these products to the U.S. market and longer-term trends in the EU and other markets. Resource constraints in 2008 and earlier years have limited our ability to significantly grow sales. In addition, we continue to support efforts outside the U.S. that are directed toward the evaluation and assignment of adequate levels of reimburstment for the Menaflex product.

Index

COST OF GOODS SOLD. For the three months ended March 31, 2009, cost of goods sold approximated $135 compared with approximately $143 for the same period in 2008, representing a decrease of approximately $8 (6%). The decrease primarily relates to lower shipping costs as a result of lower sales volumes for our Menaflex product. Menaflex cost of goods sold for the first quarter of 2009 approximated $91 compared with approximately $122 for the first quarter of 2008, a decrease of approximately $30 (25%). The average per unit cost of Menaflex units sold in the first quarter of 2009 approximated $732 compared with approximately $509 for the first quarter of 2008. The higher average per unit cost in 2009 is due to varying production volumes and manufacturing costs in the respective periods when the units were produced. At March 31, 2009 and 2008 all Menaflex units in inventory, as well as the Menaflex units sold during the first quarter of 2009 and 2008, were valued at cost, which was lower than market.

For the three months ended March 31, 2009, approximately $40 of cost of goods sold related to SharpShooter units sold compared with approximately $20 for the same period in 2008, representing an increase of approximately $20 (105%). The increase is related to the higher volume of SharpShooter sales in the first quarter of 2009.

Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first three months of 2009 may not be indicative of a future trend.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 2009 approximated $1,403, compared with approximately $998, for the same period in 2008. Significant factors contributing to the net increase of $405 (41%) for the comparative three month periods include: (i) approximately $236 increase in fees for professional services related to clinical and regulatory matters, including maintenance of patents and other intellectual property, preparation of our 510(k) application to expand the indication of use for the Menaflex device in the lateral meniscus, and responses to Senator Grassley’s inquiry; (ii) approximately $167 increase in non-cash compensation expense related to stock options granted to employees and non employees; (iii) approximately $60 increase in compensation expense related to new hires and planned salary increases; partially offset by (iv) approximately $58 decrease in costs associated with development projects, including the cost of conducting our European post-market study of the lateral Menaflex device.

Our research and development spending is primarily for clinical and regulatory activities and maintenance of patents and other intellectual property. During 2008, our research and development was focused largely on obtaining U.S. regulatory clearance for the Menaflex device, the conduct of our CMI Multicenter Clinical Trial in the U.S., and conduct of our European post-market study of the lateral Menaflex device. In December 2008, we obtained FDA clearance of the Menaflex collagen meniscus implant, which is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. In 2009 we expect to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA during the second quarter of 2009 and to conduct other limited product development activities. There is no assurance that the expanded indication for use in the lateral meniscus will be received. We continue to conduct early research on potential extended applications of our collagen matrix technology. Lastly, we continue to make substantial progress in our collagen matrix manufacturing, focused on the increase in capacity to meet additional market demands.

We believe that our proprietary collagen matrix technology has the potential to be used for the treatment of various injuries and degeneration of other tissue structures, as well as use as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth. These applications are in various stages of development from concept development to preparation for submission to the FDA. We plan to continue to use outside resources for product research. We may, in the future, hire additional research and development employees. Our ability to continue our research and development activities is subject to the constraints posed by our liquidity position and need for outside financing. See “Liquidity and Capital Resources.”

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three months ended March 31, 2009 approximated $2,877, compared with approximately $1,469 for the same period in 2008. Significant factors contributing to the approximately $1,408 (96%) increase for the comparative three month periods include: (i) approximately $765 increase in costs associated with our worldwide marketing and distribution initiatives, including consulting, advertising and promotion, and costs associated with programs to train surgeons and sales representatives, primarily in connection with U.S. launch of our Menaflex device; (ii) approximately $448 increase in non-cash compensation expense related to stock options granted to employees and non employees and restricted stock issued to a vendor; (iii) approximately $195 increase in other general and administrative costs associated with development of a marketing and business management infrastructure to support the U.S. launch of our Menaflex device (such costs include professional service fees, compensation, and travel). While we expect to continue controls over discretionary costs to conserve current cash, we expect spending in this category to increase as a result of U.S. launch of our Menaflex product and costs associated with development of the marketing and business management infrastructure needed to support U.S. launch.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income and interest and other expense. Interest and other income approximated $7 and $32 for the three months ended March 31, 2009 and March 31, 2008, respectively, a decrease of approximately $25 (78%), primarily related to lower cash and cash equivalent balances during the first quarter of 2009 compared to 2008. For the periods ended March 31, 2009 and 2008 interest and other expense included foreign currency transaction losses approximating $13 and gains approximating $24, respectively. Interest expense approximated $1,250 for the three months ended March 31, 2009 compared with approximately $102 for the same period in 2008. Increased interest expense is due to issuance of convertible notes in July and December 2008 (including subsequent conversion of approximately 95% of such notes in January 2009) and higher interest rates and compounding of interest on notes payable to a related party.

Index

Liquidity and Capital Resources

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts and a sweep account. At March 31, 2009 approximately 1% of our cash and cash equivalents balance is held in foreign currencies. The effect on our 2009 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash and cash equivalents and investments approximated $6,115 as of March 31, 2009 compared with approximately $250 as of December 31, 2008. The net increase in cash and cash equivalents and investments is a result of the January and February equity financings (further discussed below), partially offset by cash used for operations, for equipment purchases, and for repayment of capital lease obligations.

Cash flows

The following table sets forth our sources and uses of cash for the quarters ended March 31, 2009 and 2008.

	March 31,
	2009	2008
	(In thousands)
Net cash used in operations	$(2,787)	$(1,623)
Net cash (used in) provided by investing activities	(42)	100
Net cash provided by (used in) financing activities	8,708	(3)
Effect of exchange rate changes on cash	(14)	60
Net increase (decrease) in cash and cash equivalents	$5,865	$(1,466)

Cash used in operating activities during the three months ended March 31, 2009 approximated $2,787, which resulted from the net loss of $5,374, adjusted to account for a net decrease in accounts receivable, inventory and other assets of approximately $11, a net increase in accounts payable, accrued expenses and other liabilities of $319, together with adjustments of $2,257 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

During the three months ended March 31, 2009, we invested $42 in property and equipment, and repaid approximately $4 of our capital lease obligations.

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. In December 2008 we received FDA clearance to market the Menaflex collagen meniscus implant in the U.S. The Menaflex device was cleared through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. In the first quarter of 2009 we initiated U.S. marketing of our Menaflex product for the medial meniscus indication. Limited sales of the Menaflex product in the U.S. have begun in the second quarter of 2009. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application to be submitted to the FDA in the second quarter of 2009. There can be no assurance that such clearance will be granted on a timely basis, if at all. We market the Menaflex device for sale and distribution in the EU and the Republic of South Africa for both medial and lateral meniscus indications.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including for example, establishing distribution channels and assisting in establishment of third party reimbursement for the surgeons and facilities that would be responsible for implanting the Menaflex device. Management has developed a U.S. launch plan which leverages the Company’s experience in marketing the Menaflex product in the EU.  The Company has initiated recruitment of independent sports medicine focused distributors and has begun to implement reimbursement support strategies. While the Company is actively working to address distribution, third-party reimbursement, and other operational issues, there is no guarantee that the Company will be successful or able to effectively address these challenges in any given time frame.

Index

All of the Company’s notes payable to a related party (balance of approximately $8,590 at March 31, 2009) become due and payable on December 31, 2009. Also, the Company’s Series A and C redeemable convertible Preferred Stock (liquidation preference of $892 and $619, respectively) become redeemable in one-third annual increments at the option of not less than a majority of the holders beginning in June 2009 and September 2010, respectively. In addition, the Company’s convertible notes, with aggregate face value plus accrued interest of $173 at March 31, 2009, will become due July 24, 2009, if not converted at the option of the holders.

We will need to pursue additional financing in order to support ongoing operations, including launching sales of the Menaflex device in the U.S. and meeting our future debt service requirements. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In January and February 2009, the Company completed a two-staged common stock financing for aggregate proceeds of approximately $8,760 (see Equity Financings below for further information). Based upon current cash and cash equivalent balances, including proceeds from financings in the first quarter of 2009, and planned spending rates for the remainder of 2009 management believes that the Company has adequate cash and cash equivalents on hand to support ongoing operations through at least June 2009. Our estimate may change, however, if actual results differ significantly from our expectations.

Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our new 510(k) submission to the FDA; (iii) the actual pace of spending associated with commercialization of the Menaflex product; (iv) costs associated with other business objectives; (v) costs associated with responding to regulatory or legal inquiries; and (vi) other developments in our business. The timing of the 510(k) process is subject to inherent uncertainty. We anticipate that additional cash will be required to support operations beyond June 2009. However, if unforeseen events occur, it is possible that additional cash may be needed before June 2009 to support operations. The Company continues to seek financing in order to support operations and continue as a going concern. At this time we have received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Equity and Debt Financings

On January 16, 2009 and February 13, 2009, we closed the private placements of approximately 2,015,000 and 495,000 shares, respectively, of the Company’s common stock at $3.50 per share, for aggregate gross proceeds of approximately $8,760.  The investors in these offerings have certain terminable anti-dilution rights if the Company consummates a subsequent financing below $3.20 per share of common stock.  In connection with the offerings, the Company issued an aggregate of 376,474 warrants to investors to purchase additional shares of common stock at an exercise price of $1.20 per share. The warrants were immediately exercisable and expire five years after the date of issuance.  The Company has agreed to use commercially reasonable efforts to register the common stock sold in the private placements as well as the common stock issuable upon exercise of the warrants on a registration statement to be filed with the Securities and Exchange Commission. There are no liquidated damages for a failed registration and the warrants may be settled in unregistered shares.

On July 24, 2008 we completed the private placement of $2,520 aggregate principal amount of unsecured convertible notes (the “July 2008 Notes”). The July 2008 Notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009. At the option of the holders, the Notes are convertible into shares of the Company’s common stock at an initial conversion price of $3.00 per share.  In connection with this financing, the Company issued detachable warrants that initially were exercisable for 211,615 shares of common stock, at a price of $0.20 per share. The warrants were immediately exercisable and expire five years from the date of issuance. The conversion rate of the July 2008 Notes is subject to the anti-dilution rights of the holders of each.  The Company has agreed to use commercially reasonable efforts to register the common stock into which the July 2008 Notes and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors. There are no liquidated damages for a failed registration and the warrants may be settled in unregistered shares.

Index

On December 4, 2008 the Company completed the private placement of $499 aggregate principal amount of unsecured convertible notes (the “December 2008 Notes”). The December 2008 Notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009. At the option of the holders, the December 2008 Notes may be converted into the Company’s common stock at a price of $3.00 per share. In connection with the financing, the Company issued detachable warrants to purchase 41,628 shares of common stock, exercisable at a price of $0.20 per share. The warrants were immediately exercisable and expire five years after issuance. The conversion rate of the December 2008 Notes is subject to the anti-dilution rights of the holders. The Company has agreed to use commercially reasonable efforts to register the Common Stock into which the December 2008 Notes and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors. There are no liquidated damages for a failed registration and the warrants may be settled in unregistered shares.

The January 16, 2009 offering effectively terminated all rights of first offer held by those investors who held or continue to hold July 2008 Notes.  In addition, the investors in the January 16, 2009 offering converted an aggregate face value of approximately $3,000 of July 2008 and December 2008 Notes held by such investors into approximately 989,000 shares of the Company’s common stock in accordance with the terms of such Notes.

During the first quarter of 2009, holders of 4,643,556 shares of Series C Stock exercised their right to convert their shares into 232,180 shares of common stock.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION.

Item 1. Legal Proceedings.

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

Index

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data).

On March 31, 2009, we issued 4,688 shares of our restricted common stock to a vendor in consideration for services rendered during the first quarter of 2009. The estimated fair value of these services is $12. The issuance of the foregoing securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

The following Exhibits are filed herewith and made a part hereof:

Number	Description

3.1	Amended and Restated Certificate of Incorporation (as amended)(25)

3.2	Second Amended and Restated By-Laws (as adopted on September 21, 2007)(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(21)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(4)

4.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(5)

4.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (6)

4.6	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (7)

4.7*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective April 1, 2004(8)

4.8*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective April 1, 2004(8)

4.9*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(9)

4.10*	Form of Employee Incentive Stock Option Agreement for the Employee Stock Option Plan(1)

4.11*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement for the Employee Stock Option Plan(1)

Index

4.12*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Stock Option Plan(1)

4.13*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Supplemental Stock Option Plan(1)

4.14*	Form of Nonqualified Employee or Consultant Stock Option Agreement(21)

4.15*	Form of Nonqualified Non-Employee Director Stock Option Agreement(21)

4.16	Second Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of August 23, 2007(10)

4.17	Amended and Restated Registration Rights Agreement between the Company and the Investors listed therein(4)

4.18	Common Stock Registration Rights Agreement by and among the Company and the stockholders named therein, dated as of April 19, 2004(11)

4.19	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006 and December 1, 2006 (12)

4.20	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of March 2, March 30, and April 5 2007(5),(13)

4.21	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of July 24, 2008 (7)

4.22	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of December 4, 2008 (22)

4.23	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of January 16, 2009(23)

4.24	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of February 13, 2009(24)

4.25	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 14, 2005(14)

4.26	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of November 30 and December 1, 2006(12)

4.27	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007(5),(13)

4.28	Warrant Certificate by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

4.29	Form of Warrant to Purchase Common Stock by and between the Company and Individual named therein, dated October 1, 2003(21)

4.30	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Harris Nesbitt Gerard, Inc.(4)

4.31	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Vail Securities Investment, Inc.(4)

4.32	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(21)

4.33	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(21)

Index

4.34	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 24, 2008 (7)

4.35	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated December 4, 2008 (22)

4.36	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated January 21, 2009(23)

4.37	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated February 13, 2009 (24)

10.1	Form of Indemnification Agreement(15)

10.2*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated March 23, 2004(16)

10.3*	Second Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated November 28, 2008(25)

10.4*	Employment Agreement by and between Brion D. Umidi and the Company dated March 23, 2004(17)

10.5*	First Amendment to Employment Agreement by and between Brion D. Umidi and the Company dated November 28, 2008(25)

10.6*	Employment Agreement by and between James Flounlacker and the Company dated April 30, 2009(26)

10.7	License Agreement by and between the Company and Linvatec Corporation dated April 7, 2000(17)

10.8	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li dated August 24, 1995(17)

10.9*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(17)

10.10	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated November 30, 1998(18)

10.11	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated March 14, 2000(17)

10.12	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company dated February 20, 2001(17)

10.13	Letter Agreement by and between the Company and Sulzer Orthopedics AG, dated January 18, 2002(17)

10.14	Distributor Agreement by and between the Company and XMedica effective as of October 24, 2005(19)

10.15	Agreement by and between the Company and MedWork AG dated as of January 1, 2005(20)

10.16	Consulting Agreement by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

21.1	Subsidiaries of the Registrant(25)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated May 11, 2009(26)

31.2	Section 302 Certification from Brion D. Umidi, dated May 11, 2009(26)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated May 11, 2009(26)

32.2	Section 906 Certification from Brion D. Umidi, dated May 11, 2009(26)
____________

Index

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 24, 2007 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 19, 2007 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 30, 2008 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2004 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 24, 2007 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 22, 2004 (File No. 333-114867).

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(17)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2007 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 8, 2008 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 22, 2009 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on February 18, 2009 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2008 (File No. 000-20805).

(26)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2009.

REGEN BIOLOGICS, INC.

By:	/s/ Brion D. Umidi
Brion D. Umidi
Senior Vice President and
Chief Financial Officer