Form 10-Q
period 2009-06-30
REGEN BIOLOGICS INC
filed 2009-08-11
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of outstanding shares of the registrant’s common stock as of August 3, 2009 was 9,778,940

REGEN BIOLOGICS, INC.

INDEX

Page No.
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.	3
Condensed Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3
Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2009 (unaudited) and 2008 (unaudited), and the Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)	4
Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Series A and Series C Redeemable Convertible Preferred Stock for the Six Months Ended June 30, 2009 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk.	26
Item 4T. Controls and Procedures.	26
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.	27
Item 1A. Risk Factors.	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3. Defaults Upon Senior Securities.	27
Item 4. Submission of Matters to a Vote of Security Holders.	28
Item 5. Other Information.	28
Item 6. Exhibits.	28
Signatures	33
Certification

Index

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

REGEN BIOLOGICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,474	$250
Trade receivables, net of allowance for doubtful accounts of $19 and $20, at June 30, 2009 and December 31, 2008, respectively	260	233
Inventory	803	400
Prepaid expenses and other current assets	668	895
Deferred financing costs	—	82
Total current assets	4,205	1,860
Property and equipment, net	336	328
Other assets	106	103
Total assets	$4,647	$2,291
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$928	$720
Accounts payable to related party	6	9
Accrued expenses	644	731
Other current liabilities	14	15
Convertible notes payable, face value $171, less unamortized discount of $4, and including accrued interest of $6 at June 30, 2009; face value $3,039, less unamortized discount of $1,125, and including accrued interest of $92 at December 31, 2008	173	2,006
Current portion of notes payable to related party, including accrued interest of $2,615 and $2,479 as of June 30, 2009 and December 31, 2008, respectively	8,657	8,522
Total current liabilities	10,422	12,003
Other liabilities	240	189
Long-term portion of capital leases	1	7
Total liabilities	10,663	12,199
Series A redeemable convertible preferred stock, $.01 par value; 15,309,822 shares authorized; issued and outstanding 1,990,331 shares at liquidation preference of $892 at June 30, 2009 and December 31, 2008	892	892
Series C redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; issued and outstanding 1,381,881 shares at liquidation preference of $619 at June 30, 2009, and 6,025,437 shares at liquidation preference of $2,700 at December 31, 2008	601	2,586
Stockholders’ equity (deficit):
Common stock, $.01 par value; 165,000,000 shares authorized; issued and outstanding 9,778,940 shares at June 30, 2009, and 6,018,152 shares at December 31, 2008	98	59
Additional paid-in capital	107,513	92,041
Accumulated deficit	(115,120)	(105,486)
Total stockholders’ deficit	(7,509)	(13,386)
Total liabilities and stockholders’ deficit	$4,647	$2,291
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Sales	$401	$222	$689	$556
Royalties	8	14	17	23
Total revenue	409	236	706	579
Expenses:
Cost of goods sold	179	137	314	280
Research and development	1,459	1,005	2,862	2,003
Business development, general and administrative	2,842	1,313	5,719	2,782
Total expenses	4,480	2,455	8,895	5,065
Operating loss	(4,071)	(2,219)	(8,189)	(4,486)
Interest and other income	5	13	12	45
Interest and other expense	(98)	(110)	(1,361)	(188)
Net loss	(4,164)	(2,316)	(9,538)	(4,629)
Accretion of Series C Stock issuance cost	(4)	(17)	(96)	(34)
Net loss attributable to common stockholders	$(4,168)	$(2,333)	$(9,634)	$(4,663)
Basic and diluted net loss per share attributable to common stockholders	$(0.43)	$(0.45)	$(1.13)	$(0.89)
Weighted average number of shares used for calculation of net loss per share	9,774,304	5,212,042	8,548,470	5,210,302
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

ReGen Biologics, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) AND SERIES
A AND SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK
(Unaudited)
(Dollars in thousands, except per share data)

	Series A		Series C		Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock		Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2008	1,990,331	$892	6,025,437	$2,586	6,018,152	$59	$92,041	$(105,486)	$(13,386)
Stock-based compensation expense							1,699		1,699
Accretion of Series C Stock issuance cost				96				(96)	(96)
Issuance of Common Stock-- services rendered					9,376	—	43		43
Issuance of common stock - common stock offering					2,509,673	26	8,648		8,674
Issuance of common stock - conversion of debt					988,597	10	2,956		2,966
Issuance of common stock - options exercised					20,962	—	48		48
Conversion of Series C Preferred Stock			(4,643,556)	(2,081)	232,180	3	2,078		2,081
Net loss and comprehensive loss								(9,538)	(9,538)
Balance at June 30, 2009	1,990,331	$892	1,381,881	$601	9,778,940	$98	$107,513	$(115,120)	$(7,509)
____________

See accompanying Notes to Condensed Consolidated Financial Statements.

Index

REGEN BIOLOGICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net loss	$(9,538)	$(4,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,891	864
Amortization of debt discount for warrants and beneficial conversion feature	1,197	—
Depreciation and amortization	47	52
Exchange loss (gain)	2	(46)
Changes in operating assets and liabilities:
Other current assets and receivables	53	68
Inventory	(403)	19
Other assets	(3)	(298)
Accounts payable and accrued expenses	271	515
Other liabilities	51	(72)
Net cash used in operating activities	(6,432)	(3,527)
Investing Activities
Purchases of property and equipment	(55)	(18)
Changes in investments	—	100
Net cash (used in) provided by investing activities	(55)	82
Financing Activities
Proceeds from issuance of common stock	8,720	—
Repayment of capital lease obligations	(7)	(7)
Net cash provided by (used in) financing activities	8,713	(7)
Effect of exchange rate changes on cash	(2)	46
Net increase (decrease) in cash and cash equivalents	2,224	(3,406)
Cash and cash equivalents at beginning of period	250	4,008
Cash and cash equivalents at end of period	$2,474	$602
Supplemental Disclosure of Cash Flow Information
Non-cash disclosure:
Conversion of bridge notes to common stock	$2,966	$—
Conversion of Series C Preferred Stock to common stock	2,081	—
Issuance of stock for services rendered	43	114
Cash disclosure:
Cash paid for interest	1	4
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

To date the Company has not generated positive cash flow from operations and until revenues increase from the sale of its products, the Company will be dependent upon the availability of future debt and equity funding. ReGen will continue to require additional capital to further develop its products and further develop sales and distribution channels for its products around the world. The Company’s receipt of additional capital cannot be assured. See “Risks and Going Concern Uncertainties” below, for further information.

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

Risks and Going Concern Uncertainties

The future operating results of the Company may be affected by a number of risks and certain other factors. The Company’s future operating results are highly dependent upon its ability to obtain and maintain regulatory clearance and approvals for its products. In December 2008, we received U.S. Food and Drug Administration, or FDA, clearance to market the MenaflexTM collagen meniscus implant in the U.S. The Menaflex device was determined to be substantially equivalent to existing Class II devices through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. In the first quarter of 2009 we initiated U.S. marketing of our Menaflex product for the medial meniscus indication. We market the Menaflex product in the European Union (the “EU”) and the Republic of South Africa for both the medial and lateral meniscus indications. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application which we plan to submit to the FDA later this year. Through June 30, 2009, sales in the U.S. have not been significant. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus or the time frame to complete the 510(k) process.

On March 6, 2009, the Company received a letter from Senator Charles E. Grassley, Ranking Member of the Senate Committee on Finance, expressing concern about the Menaflex 510(k) clearance process and asking for the voluntary submission of certain documents and information pertaining to the clearance of the Menaflex.  The Company understands that a letter was also sent by Senator Grassley to the FDA requesting information about the FDA’s interactions with ReGen.  ReGen cooperated with Senator Grassley’s document request, and completed its response to his March 6 letter recently.  On May 11, 2009, certain members of the House of Representatives Committee on Energy and Commerce wrote a letter to the FDA raising concerns regarding the FDA’s 510(k) clearance process involving the Menaflex device. The authors of the letter state their understanding that the FDA may be reexamining its decision to clear the Menaflex for marketing; however, they also state that while they take no position on the ultimate outcome of the FDA’s investigation, they believe that the information they received raises questions about the clearance process and the data on which the FDA relied to clear the device.  On June 10, ReGen delivered a letter and corresponding materials to the FDA in response to the issues raised in the May 11 House letter. The Company has also been made aware of a letter sent in May 2009 from the FDA in response to Senator Grassley regarding the clearance process of the Menaflex. That letter, and a June 29 letter received from the FDA in acknowledgement of ReGen’s June 10 letter, indicate that the FDA intends to conduct a preliminary internal review of the clearance process generally and for the Menaflex specifically and will, among other things, address whether to reconsider the clearance decision of the Menaflex. Management believes it would be unusual for the FDA to revoke clearance of a device cleared through the 510(k) process, especially given the data provided on the Menaflex device and the input received from an independent Advisory Panel; however, there can be no assurance that the FDA will not decide to revoke clearance of the Menaflex for use in the medial meniscus.  If this occurs, ReGen would no longer be permitted to market the Menaflex in the U.S. and such developments would significantly and negatively impact ReGen’s business.  Further, the FDA review and the congressional inquiries, if each continues, could (among other things) continue to adversely affect ReGen’s ability to raise additional capital to fund its business, adversely impact the timing of submission and the clearance process of ReGen’s 510(k) submission for expansion of the indication for use of the Menaflex in the lateral meniscus, prove a continued distraction for the Company’s management and negatively impact our ability to generate revenue.

Index

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, the Company will need to effectively address other operating issues, including, for example, establishing distribution channels and assisting in establishment of third party reimbursement for the surgeons and facilities that would be responsible for implanting the Menaflex device. The Company has initiated surgeon training programs, recruitment of independent sports medicine focused distributors and has begun to implement marketing and sales support strategies. While the Company is actively working to address distribution and other operational issues, there is no guarantee that the Company will be successful or able to effectively address these challenges in any given time frame.  On April 15, 2009, the first commercial surgery in the U.S. utilizing the Menaflex was completed, and as of June 30, 2009, the Company has trained 84 sports medicine surgeons and over 47 sales representatives in the use of the Menaflex and entered into distribution agreements with five independent sales organizations.

As part of our Menaflex commercialization efforts in the U.S., the Company is working to achieve broad based third-party reimbursement for procedures involving the Menaflex device.  The Company has engaged the services of a reimbursement team to assist its customers by providing materials and help desk services in support of its customers’ reimbursement efforts.  Based upon the Company’s experience to date, a majority of the Menaflex procedures conducted or scheduled have been pre-approved by several commercial and workers’ compensation insurance companies.  In some cases the procedure did not require pre-approval and in several others the procedure was billed directly to the patient. Two private insurance plans recently issued non-coverage policies for the use of the Menaflex.  Non-coverage decisions are often issued by insurance plans for new medical technologies but may be overcome on a case-by-case basis through the surgeon appeal process.  Coverage policies may also be revised by the insurance plan upon further review of additional supporting scientific, clinical and cost-effectiveness data.  While there can be no assurance as to the outcome of the coverage decision of these or other insurance carriers, the Company believes existing clinical data showing the benefits of the Menaflex device and the interest of surgeons who are adopting the procedures may be influential in reversing these non-coverage decisions and supporting broad third-party payment for the Menaflex and related surgical procedures.

All of the Company’s notes payable to a related party (balance of $8,657 at June 30, 2009) become due and payable on December 31, 2009. The Company’s Series A redeemable convertible preferred stock (“Series A Stock”) became redeemable in June 2009 and its Series C redeemable convertible preferred stock becomes redeemable in September 2010 (liquidation preferences at June 30, 2009, of $892 and $619, respectively), each in one-third annual increments at the option of not less than a majority of the holders. As of this date, no shares of Series A Stock have been redeemed and no redemption notice from holders of Series A Stock has been received by the Company. In addition, the Company's convertible notes issued on either July 24, 2008 or December 4, 2008, with aggregate face value plus accrued interest of $177 at June 30, 2009, were paid on July 24, 2009, the date on which such notes came due and payable, if not converted earlier at the option of the holders.

The Company will need to pursue additional financing in order to support ongoing operations, including U.S. launch of the Menaflex product and meeting future debt service and preferred stock redemption requirements. While the Company has been successful in the past in obtaining the necessary capital to support its operations, there is no assurance that the Company will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In the six months ended June 30, 2009, the Company incurred a net loss of $9,538 and used $6,432 of cash in operating activities. At June 30, 2009, the Company had cash, cash equivalents and short-term investments of $2,474 and net working capital of $(6,217). In January and February 2009, the Company completed a two-staged common stock financing for aggregate gross proceeds of $8,760 (see Note 6 for further information). Based upon current cash and investment balances, including proceeds from financings in the first quarter of 2009, and planned spending rates for 2009, management believes that the Company has adequate cash and investments on hand to support ongoing operations through August 31, 2009. Our estimate may change, however, if actual results differ significantly from our expectations. Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our new 510(k) submission to the FDA; (iii) the actual pace of spending associated with commercialization of the Menaflex product; (iv) costs associated with other business objectives; (v) costs associated with responding to regulatory or legal inquiries; and (vi) other developments in our business. The Company anticipates that additional cash will be required to support operations beyond August 31, 2009. However, if unforeseen events occur, it is possible that additional cash may be needed before August 31, 2009 to support operations. The Company continues to seek financing in order to support operations and continue as a going concern. At this time the Company has received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, if additional capital is not obtained, the Company will not be able to continue as a going concern. The Company’s financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Index

Adoption of New Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 was effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No. 165 effective for the quarter ended June 30, 2009, and consequently has added disclosure under Note 7, Subsequent Events.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which was effective upon issuance. FSP 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements (SFAS No. 157), in a market that is not active.  See below for a discussion of SFAS No. 157.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which was effective upon issuance and which delayed the effectiveness of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities and responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The Company adopted SFAS No. 157 as it applies to its financial instruments, effective January 1, 2008, and adopted FSP FAS 157-2 as it applies to its non-financial assets and liabilities, effective January 1, 2009. There were no gains or losses for the three and six month periods ended June 30, 2009 and 2008 included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company’s money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Adoption of the provisions of FSP FAS 157-2 and SFAS No. 157 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock (EITF 07-5), which provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the appropriate accounting treatment falls under the scope of SFAS No. 133, Accounting For Derivative Instruments and Hedging Activities, and/or EITF 00-19, Accounting For Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock. EITF 07-5 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of EITF 07-5 did not have a material effect on the Company’s consolidated financial statements.

 Effective January 1, 2009, the Company adopted FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company’s convertible debt instruments cannot be settled in cash upon conversion. The adoption of FSP APB 14-1 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133, which provides disclosure requirements for derivative instruments and hedging activities and applies to all derivative instruments, including bifurcated derivative instruments (and nonderivative instruments that are designated and qualify as hedging instruments) and related hedged items accounted for under Statement No. 133. SFAS No. 161 amends and expands the previous disclosure requirements of Statement 133 and was effective for interim periods beginning after November 15, 2008. The Company does not have any derivative instruments outstanding at June 30, 2009 or December 31, 2008. The adoption of the provisions of SFAS No. 161 did not have a material effect on the Company’s consolidated financial statements.

Index

Effective January 1, 2009, the Company adopted SFAS No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. These new standards significantly changed the financial accounting and reporting of business combinations and noncontrolling (or minority) interests in consolidated financial statements. SFAS No. 141(R) is required to be adopted concurrently with SFAS No. 160 and, with limited exceptions for certain income tax accounting changes, is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) and SFAS No. 160 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1 (FSP FAS 141(R)-1), Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141 (R)-1 has the same effective date as SFAS No. 141(R). The adoption of FSP FAS 141 (R)-1 did not have a material effect on the Company’s consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which was effective November 13, 2008. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The adoption of SFAS No. 162 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). The standard allows entities to voluntarily choose, at specified election dates, to measure many financial assets and financial liabilities (as well as certain non-financial instruments that are similar to financial instruments) at fair value (the “fair value option”). The guidance in SFAS No. 159 was effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company did not elect the fair value option for any financial assets or liabilities and, therefore, adoption of the provisions of SFAS No. 159 did not have a material effect on the Company’s consolidated financial statements.

Accounting Principles Issued But Not Yet Adopted

On July 1, 2009, the FASB ratified EITF 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This issue addresses the accounting for an entity’s own-share lending arrangement initiated in conjunction with a convertible debt or other financing offering and the effect a share-lending arrangement has on earnings per share. Additionally, EITF 09-1 addresses the accounting and earnings per share implications for defaults by the share borrower, both when a default becomes probable of occurring and when a default actually occurs. The consensus is effective for interim or annual periods beginning on or after June 15, 2009 for share-lending arrangements entered into in those periods. The Company did not enter into any share-lending arrangements during the three months ended June 30, 2009 so adoption of these provisions of EITF 09-1 did not have a material effect on the Company’s consolidated financial statements. For all other arrangements within the scope of EITF 09-1, the consensus is applied retrospectively to share-lending arrangements that are outstanding as of the beginning of the fiscal year beginning on or after December 15, 2009. Additionally, arrangements that had been terminated as a result of counterparty default prior to the effective date of EITF 09-1, but for which the entity had not reached a final settlement as of the effective date of this issue, would be within the scope of this issue. Early adoption is prohibited. The Company has not yet determined what, if any, effect adoption of the remaining provisions of EITF 09-1 will have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which is in response to the FASB’s concerns about how practice has developed under SFAS No. 140, Accounting for Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as well as concerns expressed by constituents that certain transfers of financial assets should not qualify as sales under SFAS No.140. SFAS No. 166 is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company has not yet evaluated what, if any, effect adoption of SFAS No. 166 will have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, including concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS No. 167 is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect adoption of SFAS No. 167 to have a significant impact on its consolidated financial statements.

Index

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which is effective for financial statements for interim or annual periods ending after September 15, 2009. SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162. The Company does not expect adoption of SFAS No. 168 to have a significant effect on its consolidated financial statements.

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

Cash and Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in a money market account, cash held in a sweep account, and investments in commercial paper and federal agency mortgage-backed securities that meet the Company’s classification criteria for cash equivalents. The Company held cash equivalents of $2,390 and $182, in a money market account and $0 and $10 in a sweep account as of June 30, 2009 and December 31, 2008, respectively. At June 30, 2009 and December 31, 2008, respectively, the Company held cash of $53 and $28 in a foreign account.

Accounts Receivable

Accounts receivable are carried at estimated net realizable value. The Company records an allowance for doubtful accounts for all trade receivables that are not expected to be collected, usually those that are over 90 days past the invoice due date. The allowance for doubtful accounts was $19 and $20 at June 30, 2009 and December 31, 2008, respectively.

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

Inventory consists of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Raw material	$40	$31
Work in process	133	41
Finished goods	630	328
	$803	$400

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

Index

Management continually assesses the realizability of inventory based on its sales projections and business plans. Estimates of realizability could change in the future if certain events occur that would negatively impact the Company’s sales efforts and overall business plans (or sales are otherwise less than anticipated). See also “Risks and Going Concern Uncertainties.”

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Prepaid expenses	$338	$553
Escrow deposit	302	304
Interest and other receivables	23	33
Security deposit	5	5
	$668	$895

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

Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
	(In thousands)
Accrued professional fees	$476	$278
Accrued wages and vacation	127	375
Accrued printing cost	7	29
Other accrued cost	34	49
	$644	$731

Foreign Currency Transactions

The Company has determined the functional currency of ReGen AG to be the U.S. dollar (USD). ReGen AG has cash accounts denominated in Swiss francs (CHF), Euros and USD and its books and records are maintained in CHF. The Company remeasures ReGen AG’s nonmonetary assets and liabilities and related revenue and expenses using historical rates, other statement of operations accounts using average rates for the period, and monetary assets and liabilities using rates in effect at the balance sheet date. Foreign currency transaction gains or losses for the change in exchange rates between the USD and the foreign currency in which a transaction is denominated, including exchange gains and losses from remeasurement of ReGen AG’s monetary assets and liabilities, are recognized currently in results of operations. Foreign currency transaction (gains) or losses included in the consolidated results of operations for the three month and six month periods ended June 30, 2009 approximated $(2) and $10, respectively, and $14 and $(10), respectively, for the same periods in 2008.

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

Index

Stock-Based Compensation

Under the fair value recognition provisions of SFAS No. 123R, the Company recognizes stock-based compensation net of an estimated forfeiture rate and only recognizes compensation cost for those shares expected to vest, generally, on a straight-line basis over the requisite service period of the award, usually the option vesting term of four years. For performance-based awards, the Company recognizes the estimated expense based on the accelerated attribution method. For all awards for which vesting is based only on service conditions, the expense is recorded based on the straight-line attribution method.

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

During the second quarter of 2009, the Company granted options to employees to purchase an aggregate of 93,500 shares of its common stock, with an estimated weighted average grant date fair value of $2.11 per share. During the first quarter of 2009, the Company granted options to employees to purchase an aggregate of 185,000 shares of its common stock, with an estimated weighted average grant date fair value of $2.56 per share. In the second quarter of 2008, the Company granted employees and directors options to purchase 109,065 shares of Series E Stock (or 545,325 shares of common stock as a result of the reverse stock split and mandatory conversion of the Series E Stock that was effective November 29, 2008), with an estimated weighted average grant date fair value of $2.57 per share of common stock. Included in these grants were performance-based options to purchase 98,865 shares of Series E Stock (or 494,325 shares of common stock as a result of the one-for-twenty reverse stock split and mandatory conversion of the Series E Stock that was effective November 29, 2008) with vesting that was contingent and began vesting upon FDA clearance of the Company’s collagen scaffold device, which occurred on December 18, 2008. During the first quarter of 2008, the Company did not grant any employee options.

During the second quarter of 2009, the Company granted options to non-employee consultants to purchase 27,500 shares of its common stock, with an estimated weighted average grant date fair value of $1.99 per share. During the second quarter of 2008, the Company granted options to non-employee consultants to purchase 8,445 shares of Series E Stock (or 42,255 shares of common stock as a result of the one-for-twenty reverse stock split and mandatory conversion of the Series E Stock that was effective November 29, 2008), with an estimated weighted average grant date fair values of $2.47 per share of common stock. Included in these grants were performance-based options for 485 shares of Series E Stock (or 2,425 shares of common stock as a result of the one-for-twenty reverse stock split and mandatory conversion of the Series E Stock that was effective November 29, 2008) with vesting that was contingent and began vesting upon FDA clearance of the Company’s collagen scaffold device, which occurred on December 18, 2008. Also, during the second quarter of 2008, the Company granted options to a non-employee consultant to purchase 5,000 shares of common stock, with an estimated weighted average grant date fair values of $2.47 per share. During the first quarter of both 2009 and 2008, the Company did not grant any non employee options.

In April 2009, the Company granted an officer of the Company 20,000 shares of its restricted common stock, which become fully vested and unrestricted on December 31, 2009. Related to this issuance the Company recorded expense of $22 in its results of operations for the three month period ended June 30, 2009.

For services rendered during 2009, the Company issued to a vendor 4,688 shares of its restricted common stock on each of June 30 and March 31, 2009. Related to this issuance the Company included the estimated fair value of $10 and $22 in its results of operations for the three and six month periods ended June 30, 2009, respectively.

For the three and six month periods ended June 30, 2008, for services rendered during 2008, the Company issued to a vendor 3,750 and 7,500 shares, respectively, of Series E Stock (18,750 and 37,500 shares of common stock, respectively, as a result of the one-for-twenty reverse stock split and mandatory conversion of the Series E Stock that was effective November 29, 2008). Related to this issuance the Company included the estimated fair value of $56 and $114 in its results of operations for the three and six month periods ended June 30, 2008, respectively.

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

On November 16, 2006, following our announcement that our management voluntarily initiated and conducted, and the Audit Committee of the Board of Directors oversaw, a review of the Company’s historical stock option granting and accounting practices, the Company received a letter from the Division of Enforcement of the U.S. Securities and Exchange Commission (the “SEC”) requesting that the Company preserve all documents concerning its granting of stock options to any of our executives or employees from January 2002 through the present and stating that the SEC intends to request production of such documents in the future. Subsequently, on November 20, 2006, the Company amended its quarterly and annual reports to include restated consolidated financial statements for the years ended December 31, 2005, 2004, 2003, the period from December 21, 1989 (inception) to December 31, 2005, and the quarters ended March 31, 2006 and June 30, 2006. At this time, while the Company intends to cooperate with the SEC, management cannot predict what consequences the SEC inquiry will have on the Company. The Company may be subject to regulatory fines or penalties or other contingent liabilities at the conclusion of the SEC’s inquiry.

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

In April 2009, the Company entered into an employment agreement with an officer of the Company providing for minimum aggregate annual compensation of approximately $230, a signing bonus of $40, an initial stock option grant of 110,000 shares of the Company’s common stock and a grant of 20,000 restricted shares of the Company’s common stock. The signing bonus was paid and the restricted stock was granted upon commencement of the officer’s employment with the Company, which occurred in February 2009. The stock option grant was made in the first quarter of 2009 (see Stock Based Compensation for further information). The officer is also eligible for an annual performance bonus of up to 25% of his annual base salary. The employment agreement provides for consecutive one year terms of employment which may be terminated by either party upon ninety days prior written notice. The officer is entitled to certain benefits if his employment is terminated without cause or due to a change in control (with “cause” and change in control both as defined in the agreement). Also in April 2009, the Company entered into an indemnification agreement (the “Indemnification Agreement”) with this officer, pursuant to which, the officer will be indemnified by the Company to the fullest extent permissible under applicable law for the expenses and liabilities described in such Indemnification Agreement. The terms of this Indemnification Agreement are the same as those of similar agreements between the Company and its directors and other senior officers, a form of which is filed as an exhibit to this quarterly report on Form 10-Q.

(3) CONCENTRATIONS OF RISK

The Company currently markets and sells two products. Our primary product, the Menaflex collagen meniscus implant, is a type I collagen implant designed to facilitate growth of new tissue to reinforce the existing meniscus tissue remaining after a partial meniscectomy procedure in the human knee. The Company also sells the SharpShooter, a suturing device used to facilitate the surgical implantation of the Company’s collagen matrix products, as well as to perform other similar arthroscopic meniscal repair procedures.

Both the Menaflex and SharpShooter products are marketed in the U.S., EU, Switzerland, and the Republic of South Africa through non-exclusive distribution agreements with independent orthopedic marketing companies in those territories. The SharpShooter also is marketed through a worldwide non-exclusive distribution agreement with Linvatec Corporation (Linvatec), a subsidiary of ConMed (NASDAQ: CNMD).

Index

The Company is subject to inherent risks associated with international sales, such as changes in the economic, political, legal and business environments in the foreign countries in which the Company does business. The Company does not require collateral from its customers.

Concentrations of receivables and revenue by geographic location as of and for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Receivables:
U.S. (Linvatec)	10%	34%	10%	34%
U.S. (various, direct)	22%	0%	22%	0%
Germany (various, direct)	37%	22%	37%	22%
MEDC Ltd. (distributor, Greece)	12%	0%	12%	0%
Italy (1 distributor)	1%	2%	1%	2%
Spain (2 distributors)	1%	0%	1%	0%
Austria (various, direct)	2%	7%	2%	7%
Hospital Innovations (distributor, U.K.)	3%	17%	3%	17%
Biocare (distributor, Poland)	3%	11%	3%	11%
South Africa (1 distributor)	3%	1%	3%	1%
Switzerland (various, direct)	4%	2%	4%	2%
Belgium (various, direct)	2%	4%	2%	4%
Sales revenue:
U.S. (Linvatec)	16%	28%	20%	14%
U.S. (various, direct)	18%	0%	11%	0%
Germany (various, direct)	34%	21%	38%	42%
Greece (1 distributor)	9%	0%	5%	0%
Xmedica (distributor, Italy)	6%	15%	5%	11%
Spain (2 distributors)	3%	2%	2%	6%
Austria (various, direct)	1%	12%	3%	9%
U.K. (1 distributor)	3%	9%	6%	5%
Poland (1 distributor)	2%	5%	1%	4%
South Africa (1 distributor)	3%	3%	3%	3%
Switzerland (various, direct)	5%	3%	5%	5%
Belgium (various, direct)	0%	2%	1%	1%
Royalties:
U.S. (Linvatec)	100%	100%	100%	100%

In several cases the Company relies on a single vendor to supply critical materials or components. Currently, all of these materials and components can be obtained from alternative suppliers, subject to the time and other resources required to establish new vendor relationships.

At June 30, 2009 and December 31, 2008, 2% and 10%, respectively, of the Company’s cash and cash equivalents balance was held in foreign currencies and 2% and 1%, respectively, of current liabilities related to unsettled obligations denominated in foreign currencies. For the three and six month periods ended June 30, 2009, 16% and 15%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies. For the three and six month periods ended June 30, 2008, 22% and 20%, respectively, of the Company’s expenses resulted from transactions denominated in foreign currencies.

(4) RELATED PARTY TRANSACTIONS

The Company’s consolidated balance sheets include the following amounts payable to related parties:

	June 30,2009	December 31,2008
	(In thousands)
Donations	$5	$—
Royalties	1	9
	$6	$9

Index

The Company’s condensed consolidated statements of operations include the following amounts paid to or on behalf of related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Donations	5	—	5	—
Royalties	1	4	5	5
	$38	$9	$114	$2

Royalties are paid to an individual who is a shareholder and director of the Company. Donations were made to a private foundation affiliated with this same individual.  Training services were provided by this same foundation ($19 in results of operations for the six months ended June 30, 2009) and by a second private foundation affiliated with the Company’s CEO ($32 and $85 included in results of operations for the three and six months ended June 30, 2009, respectively).

(5) CONVERTIBLE NOTES PAYABLE

On July 24, 2008, the Company completed the private placement of $2,539 aggregate principal amount of the Company’s unsecured convertible notes (the “July 2008 Notes”), which accrued interest at an annual rate of 8% and became due and payable on July 24, 2009.  At the option of the holders, the July 2008 Notes were convertible into common stock at an initial conversion price of $3.00 per share. If exercised, the conversion was to be settled fully in shares of the Company’s common stock. In connection with the financing, the Company issued warrants to purchase 211,615 shares of common stock at a price of $0.20 per share. The warrants were immediately exercisable and expire five years after the issuance date. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

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

The July 2008 Notes were recorded net of a discount of $1,037 related to the estimated relative fair value of the warrants ($580) and the intrinsic value of the beneficial conversion feature associated with the July 2008 Notes ($457). The total discount is being amortized as additional interest over the term of the July 2008 Notes.  The balance of the unamortized discount was $668 at December 31, 2008. As a result of the conversions concurrent with the January 16, 2009 offering (see below), $555 of the discount was recognized as additional interest expense in the Company’s results of operations for the six months ended June 30, 2009. Total amortization of the discount was $18 and $668 for the three and six months ended June 30, 2009, respectively.

On December 4, 2008, the Company completed the private placement of $499 aggregate principal amount of unsecured convertible notes (the “December 2008 Notes”), which accrued interest at an annual rate of 8% and became due and payable on July 24, 2009. At the option of the holders, the December 2008 Notes were convertible into the Company’s common stock at a price of $3.00 per share. If exercised, the conversion was to be settled fully in shares of the Company’s common stock. In connection with the financing, the Company issued warrants to purchase 41,628 shares of common stock at an exercise price of $0.20 per share. The warrants were immediately exercisable and expire five years after the issuance date. Participants in the financing included certain officers and directors of the Company and certain beneficial owners of more than 10% of the Company’s voting stock.

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

Index

The December 2008 Notes were recorded net of a discount of $464 related to the estimated relative fair value of the warrants ($157) and the intrinsic value of the beneficial conversion feature associated with the December 2008 Notes ($307). The total discount is being amortized as additional interest over the term of the December 2008 Notes. The balance of the discount was $450 at December 31, 2008. As a result of the conversions concurrent with the January 16, 2009 offering (see below), $416 of the discount was recognized as additional interest expense in the Company’s results of operations for the six months ended June 30, 2009. Total amortization of the discount was $9 and $447 for the three and six months ended June 30, 2009, respectively.

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

(6) STOCKHOLDERS’ EQUITY AND REDEEMABLE CONVERTIBLE PREFERRED STOCK

As of June 30, 2009, the Company has 165,000,000 authorized shares of common stock, of which 9,778,940 shares of common stock were outstanding, 168,612 shares of common stock were reserved for conversion of outstanding Series A Redeemable Convertible Preferred Stock (“Series A Stock”) and Series C Redeemable Convertible Preferred Stock (“Series C Stock”); 5,685,227 shares of common stock were reserved for exercise of stock options and warrants; 61,421 shares of common stock were reserved for conversion of convertible notes; 59,374 shares of common stock were reserved for issuance to vendors for services, and 20,000 shares were reserved for issuance to an officer.

Equity Financings

On January 16, 2009 and February 13, 2009, the Company closed the private placements of approximately 2,015,000 and 495,000 shares, respectively, of the Company’s common stock at $3.50 per share, for aggregate gross proceeds of approximately $8,760.  The investors in these offerings have certain terminable anti-dilution rights if the Company consummates a subsequent financing below $3.20 per share of common stock.  In connection with the offerings, the Company issued an aggregate of 376,474 warrants to investors to purchase additional shares of common stock at an exercise price of $1.20 per share. The warrants were immediately exercisable and expire five years after the date of issuance.  The Company has agreed to use commercially reasonable efforts to register the common stock sold in the private placements as well as the common stock issuable upon exercise of the warrants on a registration statement to be filed with the Securities and Exchange Commission. There are no liquidated damages for a failed registration and the warrants may be settled in unregistered shares. The Company filed a resale registration statement on Form S-1 on May 28, 2009 (the “S-1”) to register the shares issued in the private placements and will file an amendment to the S-1 shortly after filing this quarterly report on Form 10-Q to update the financial information for the second quarter 2009 and to respond to the SEC’s comment to the initial filing. The January 16, 2009 offering effectively terminated all rights of first offer granted to investors who held or who continue to hold July 2008 Notes (see Note 5). In addition, the investors in the January 16, 2009 offering converted an aggregate face value of approximately $3,000 of July 2008 and December 2008 Notes (see Note 5) held by such investors into approximately 989,000 shares of the Company’s common stock in accordance with the terms of such Notes.

Redeemable Convertible Preferred Stock

During the second quarter of 2009 there were no conversions of Preferred Stock. During the first quarter of 2009, holders of 4,643,556 shares of Series C Stock exercised their right to convert their shares into 232,180 shares of common stock. As a result of the Series C Stock conversions, $80 of unamortized issuance cost associated with the Series C Stock was recognized in the three months ended March 31, 2009 as deemed dividends to preferred stockholders for purposes of determining net loss attributable to common stockholders. During the first and second quarters of 2008 there were no conversions of Preferred Stock.

(7) SUBSEQUENT EVENTS

As required by SFAS No. 165, the Company performed an evaluation of subsequent events through August 11, 2009, which is the date on which the accompanying condensed consolidated financial statements were issued.

Pursuant to the terms of the July 2008 and December 2008 Notes, on July 24, 2009 the Company paid an aggregate of approximately $185, which included the aggregate face value of such Notes plus accrued and unpaid interest thereon, to extinguish such Notes.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in thousands, except per share and per unit data).

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

Business

We are an orthopedic products company that develops, manufactures and markets innovative tissue growth and repair products for U.S. and global markets. ReGen’s Menaflex collagen meniscus implant employs proprietary biological collagen scaffold technology to facilitate tissue growth, thereby reinforcing and repairing the damaged meniscus of the knee. Our Menaflex device (also known as the CMI(R)) is marketed for sale in the U.S., the European Union (the “EU”), Switzerland and the Republic of South Africa. We aim to improve the standard of surgical care through the use of our unique collagen scaffold technology and strong commitment to evidence-based medicine and surgeon training.

Our proprietary collagen matrix technology includes applications in orthopedics, general surgery, spine, cardiovascular and drug delivery. Our first approved product using our collagen matrix technology is the Menaflex collagen meniscus implant device, which was cleared for marketing in the U.S. by the FDA in December 2008. The Menaflex device was determined to be substantially equivalent to existing Class II devices through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. In the first quarter of 2009 we initiated U.S. marketing of our Menaflex product for the medial meniscus indication. We market the Menaflex product in the EU and the Republic of South Africa for both the medial and lateral meniscus indications. In the U.S. we plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application which we plan to submit to the FDA later this year. There can be no assurance as to the outcome of our efforts to expand the indication for use in the lateral meniscus.

On March 6, 2009, the Company received a letter from Senator Charles E. Grassley, Ranking Member of the Senate Committee on Finance, expressing concern about the Menaflex 510(k) clearance process and asking for the voluntary submission of certain documents and information pertaining to the clearance of the Menaflex.  The Company understands that a letter was also sent by Senator Grassley to the FDA requesting information about the FDA’s interactions with ReGen.  ReGen cooperated with Senator Grassley’s document request, and completed its response to his March 6 letter recently.  On May 11, 2009, certain members of the House of Representatives Committee on Energy and Commerce wrote a letter to the FDA raising concerns regarding the FDA’s 510(k) clearance process involving the Menaflex device. The authors of the letter state their understanding that the FDA may be reexamining its decision to clear the Menaflex for marketing; however, they also state that while they take no position on the ultimate outcome of the FDA’s investigation, they believe that the information they received raises questions about the clearance process and the data on which the FDA relied to clear the device.  On June 10, ReGen delivered a letter and corresponding materials to the FDA in response to the issues raised in the May 11 House letter. The Company has also been made aware of a letter sent in May 2009 from the FDA in response to Senator Grassley regarding the clearance process of the Menaflex. That letter, and a June 29 letter received from the FDA in acknowledgement of ReGen’s June 10 letter, indicate that the FDA intends to conduct a preliminary internal review of the clearance process generally and for the Menaflex specifically and will, among other things, address whether to reconsider the clearance decision of the Menaflex. Management believes it would be unusual for the FDA to revoke clearance of a device cleared through the 510(k) process, especially given the data provided on the Menaflex device and the input received from an independent Advisory Panel; however, there can be no assurance that the FDA will not decide to revoke clearance of the Menaflex for use in the medial meniscus.  If this occurs, ReGen would no longer be permitted to market the Menaflex in the U.S. and such developments would significantly and negatively impact ReGen’s business.  Further, the FDA review and the congressional inquiries, if each continues, could (among other things) continue to adversely affect ReGen’s ability to raise additional capital to fund its business, adversely impact the timing of submission and the clearance process of ReGen’s 510(k) submission for expansion of the indication for use of the Menaflex in the lateral meniscus, prove a continued distraction for the Company’s management and negatively impact our ability to generate revenue.

We also sell the SharpShooter(R) Tissue Repair System, or SharpShooter, a suturing device used to facilitate the surgical implantation of the Menaflex device, as well as to perform other similar arthroscopic meniscus repair procedures. The SharpShooter is currently sold through a worldwide non-exclusive distribution agreement with ConMed Linvatec (“Linvatec”) (NASDAQ: CNMD) and outside the U.S., through ReGen AG.

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

Index

As part of our Menaflex commercialization efforts in the U.S., we are working to achieve broad based third-party reimbursement for procedures involving the Menaflex device.  We have engaged the services of a reimbursement team to assist our customers by providing materials and help desk services in support of our customers’ reimbursement efforts.  Based upon our experience to date, a majority of the Menaflex procedures conducted or scheduled have been pre-approved by several commercial and workers’ compensation insurance companies.  In some cases the procedure did not require pre-approval and in several others the procedure was billed directly to the patient. Two private insurance plans recently issued non-coverage policies for the use of the Menaflex.  Non-coverage decisions are often issued by insurance plans for new medical technologies but may be overcome on a case-by-case basis through the surgeon appeal process.  Coverage policies may also be revised by the insurance plan upon further review of additional supporting scientific, clinical and cost-effectiveness data.  While there can be no assurance as to the outcome of the coverage decision of these or other insurance carriers, we believe existing clinical data showing the benefits of the Menaflex device and the interest of surgeons who are adopting the procedures may be influential in reversing these non-coverage decisions and supporting broad third-party payment for the Menaflex and related surgical procedures.

ReGen has exclusive worldwide rights to market the Menaflex device subject to relevant regulatory clearance in each market. Our wholly-owned subsidiary, ReGen AG, conducts our distribution activities outside the U.S. through local market distributors and a limited number of employees. Currently, we have distributorship agreements with independent orthopedic device marketing organizations for distribution of our products in Italy, Spain, Andorra, Poland, the United Kingdom (U.K.), the Republic of South Africa and Greece.

During 2008, our international priority was market penetration in Italy, Spain, and Germany and opening new markets in other countries, such as the U.K. In the first half of 2009 we began to implement our U.S. launch plan to market our Menaflex and other products in the U.S. During the first half of 2009, we trained 84 sports medicine surgeons in the use of our Menaflex device and over 47 sales representatives. Trainers include the Company’s own research team, along with experienced surgeons from Europe and the U.S.  Surgeons trained include key thought leaders and sports medicine surgeons from across the U.S., including surgeons who cover professional and prominent university sports teams and those who were investigators in the original multi-center clinical trial for the Menaflex device. We have also trained seven sports medicine fellows who will begin their practices later this year. The sales representatives who were trained will provide ongoing sales and customer support functions as part of the Company’s independent U.S. product distribution network.  Limited U.S. sales of the Menaflex product began in the second quarter of 2009.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. Management believes that there have been no significant changes during the three and six months ended June 30, 2009, to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008. For further discussion of our accounting policies see Note 1 “Organization and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements (Unaudited) and Note 3 “Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Index

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

INVENTORY VALUATION: Inventory is valued at the lower of cost or market. Market is based on current sales of product to existing customers reduced by an estimate of cost to dispose. At June 30, 2009 and December 31, 2008, 1% and 10%, respectively, of our inventory was carried at market. Work in process is calculated by estimating the number of units that will be successfully converted to finished goods, based upon a build-up in the stage of completion using estimated labor inputs for each stage, and historical yields reduced by estimated usage for quality control testing and for research and development.

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

Index

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS No. 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 effective for the quarter ended June 30, 2009 and consequently has added disclosure under Note 7, Subsequent Events, to the Notes to Condensed Consolidate Financial Statements.

On July 1, 2009, the FASB ratified EITF 09-1, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This issue addresses the accounting for an entity’s own-share lending arrangement initiated in conjunction with a convertible debt or other financing offering and the effect a share-lending arrangement has on earnings per share. Additionally, EITF 09-1 addresses the accounting and earnings per share implications for defaults by the share borrower, both when a default becomes probable of occurring and when a default actually occurs. The consensus is effective for interim or annual periods beginning on or after June 15, 2009 for share-lending arrangements entered into in those periods. The Company did not enter into any share-lending arrangements during the three months ended June 30, 2009 so adoption of these provisions of EITF 09-1 did not have a material effect on the Company’s consolidated financial statements. For all other arrangements within the scope of EITF 09-1, the consensus is applied retrospectively to share-lending arrangements that are outstanding as of the beginning of the fiscal year beginning on or after December 15, 2009. Additionally, arrangements that had been terminated as a result of counterparty default prior to the effective date of EITF 09-1, but for which the entity had not reached a final settlement as of the effective date of this issue, would be within the scope of this issue. Early adoption is prohibited. The Company has not yet determined what, if any, effect adoption of the remaining provisions of EITF 09-1 will have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, which is in response to the FASB’s concerns about how practice has developed under SFAS No. 140, Accounting for Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, as well as concerns expressed by constituents that certain transfers of financial assets should not qualify as sales under SFAS No.140. SFAS No. 166 is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company has not yet evaluated what, if any, effect adoption of SFAS No. 166 will have on its consolidated financial statements.

On June 12, 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and responds to concerns about the application of certain key provisions of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, including concerns over the transparency of enterprises’ involvement with variable interest entities (VIEs). SFAS No. 167 is effective as of the beginning of an enterprise’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company does not expect adoption of SFAS No. 167 to have a significant impact on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification(TM) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASF Statement No. 162, which is effective for financial statements for interim or annual periods ending after September 15, 2009. SFAS No. 162 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162. The Company does not expect adoption of SFAS No. 168 to have a significant effect on its consolidated financial statements.

Index

Results of Operations

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

REVENUE. Total revenue for the three and six months ended June 30, 2009 increased by $173 (73%) and $127 (22%), respectively, over the same periods in 2008. The Company’s revenue from sales of our products approximated $401 and $689 for the three months and six months ended June 30, 2009, respectively, compared with $222 and $556, respectively, for the same periods in 2008. The approximate net increases of $179 (81%) and $134 (24%), respectively, resulted from increased sales of both our Menaflex and SharpShooter products. Although we expect that revenue from sales will increase as we continue to execute our U.S. launch plan, there can be no guaranty that the increase in sales during the second quarter of 2009 is indicative of a future trend. The remainder of our revenue is derived from royalties, which generally are due under a license agreement when our distributor, Linvatec, sells the SharpShooter product to a third party. Royalty revenue decreased approximately $6 (43%) for the three months ended June 30, 2009 compared with the same period in 2008 and decreased approximately $6 (26%) for the six months ended June 30, 2009 compared with the same period in 2008. Historically, shipments of our products, and therefore our revenue, have been inconsistent for a number of reasons, including the supply requirements of our distributors and their anticipated rate of sales. Title of product passes to our U.S. direct sales customers FOB destination; to our other direct sales customers, FOB origin; and to our distributors either FOB origin or FOB destination, depending upon the specific terms of the respective distributorship agreements. Our customers do not have a right to return the product other than for product defect issues.

Limited sales of our Menaflex product in the U.S. began in the second quarter of 2009. For the three months and six months ended June 30, 2009, Menaflex sales approximated $294 and $487, respectively, compared to approximately $144 and $452, respectively, for the same periods in 2008, increases of approximately 104% and 8%, respectively. Selling prices for the Menaflex ranged from $1,050 to $2,600 per unit. Menaflex sales approximated 73% and 71%, respectively, of total sales for the three month and six month periods ended June 30, 2009, compared with approximately 65% and 81%, respectively, for the same periods in 2008. During the three and six months ended June 30, 2009, we sold 161 and 286 Menaflex units, respectively, at average selling prices of $1,741 and $1,646 per unit, respectively, compared with 87 and 280 units, respectively, sold in the same periods of 2008 at average selling prices of $1,561 and $1,564 per unit, respectively.

SharpShooter sales in the three and six month periods ended June 30, 2009, approximated $107 and $202, respectively, compared with $78 and $104, respectively, for the same periods in 2008, representing increases of $29 (39%) and $98 (96%), respectively. For the three month and six month periods ended June 30, 2009, SharpShooter sales to Linvatec, approximated $65 and $135, respectively, compared to $62 and $79, respectively, for the same periods in 2008, representing increases of $3 (5%) and $56 (71%), respectively. SharpShooter sales to ReGen AG customers for the three and six month periods ended June 30, 2009 approximated $41 and $66, respectively, compared with $16 and $25, respectively, for the same periods in 2008, representing increases of $25 (177%) and $41 (172%), respectively. In the first quarter of 2008, the Company initiated a transition to a new vendor for assembly of a component of its SharpShooter product, which resulted in a shortage of supply for this component and negatively affected sales in the first half of 2008.

COST OF GOODS SOLD. For the three and six months ended June 30, 2009, cost of goods sold approximated $179 and $314, respectively, compared with approximately $137 and $280, respectively, for the same periods in 2008, representing increases of approximately $42 (31%) and $34 (12%), respectively. The increases primarily relate to higher volumes of both Menaflex and SharpShooter sales. Menaflex cost of goods sold for the three and six months ended June 30, 2009 approximated $73 and $124 compared with approximately $43 and $165 for the same periods in 2008, an increase of approximately $30 (70%) and decrease of $41 (25%), respectively. The average per unit cost of Menaflex units sold in the first half of 2009 approximated $250 compared with approximately $461 for the first half of 2008. The higher average per unit cost in 2008 is due to the number of units sold in 2009 with $0 carrying value per unit and to varying production volumes and manufacturing costs in the respective periods when the units were produced. In the three and six months ended June 30, 2009, 16% and 15%, respectively, of the units sold had been previously written down to an estimated net realizable value of $0 per unit. The value of these units had been written down in prior periods because the units had limited remaining shelf-life and management had estimated that these units would not be sold before their respective expiration dates. All of the units sold in the first half of 2008 had been carried at cost.

For the three and six months ended June 30, 2009, approximately $105 and $185 of cost of goods sold related to SharpShooter units sold compared with approximately $89 and $108 for the same period in 2008, increases of approximate $16 (18%) and $77 (71%), respectively. The increases are primarily due to higher volumes of SharpShooter sales in the respective periods.

The remainder of cost of goods sold relates to royalties. Due to a high degree of fixed costs in the production process, the early stage of market acceptance for our products, and the variability of commercial production volumes between periods, sales and commercial production volumes in a given period may not be adequate to provide for per unit costs that are lower than the current market price for our products. The positive gross margin achieved in the first six months of 2009 may not be indicative of a future trend.

Index

RESEARCH AND DEVELOPMENT. Research and development expenses for the three and six months ended June 30, 2009 approximated $1,459 and $2,862, respectively, compared with approximately $1,005 and $2,003, respectively, for the same periods in 2008. Significant factors contributing to the net increase of $454 (45%) for the comparative three month period include: (i) approximately $326 increase in fees for professional services and other costs, such as travel, related to clinical and regulatory matters, including maintenance of patents and other intellectual property, preparation of our 510(k) application to expand the indication of use for the Menaflex device in the lateral meniscus, and responses to Congressional inquiries; (ii) approximately $131 increase in non-cash compensation expense related to stock options granted to employees and non-employees; (iii) approximately $53 increase in compensation expense related to new hires and planned salary increases; partially offset by (iv) approximately $56 net decrease in costs associated with development projects, including the cost of conducting our European post-market study of the lateral Menaflex device. Significant factors contributing to the net increase of $859 (43%) for the comparative six month periods include: (i) approximately $585 increase in fees for professional services and other costs, such as travel, related to clinical and regulatory matters, including maintenance of patents and other intellectual property, preparation of our 510(k) application to expand the indication of use for the Menaflex device in the lateral meniscus, and responses to Congressional inquiries; (ii) approximately $298 increase in non-cash compensation expense related to stock options granted to employees and non-employees; (iii) approximately $34 increase in compensation expense related to new hires and planned salary increases; partially offset by (iv) approximately $58 net decrease in costs associated with development projects, including the cost of conducting our European post-market study of the lateral Menaflex device.

Currently, our research and development spending is primarily for clinical and regulatory activities and maintenance of patents and other intellectual property. Previously, our research and development was focused largely on the conduct of our CMI Multicenter Clinical Trail and related activities in the U.S. However, we also made progress on several other new product development efforts. We completed development of a CMI for the lateral meniscus and European regulatory authorities accepted an expanded CE mark for the CMI to include both the medial and lateral configurations. Our first sales of the lateral configuration occurred in the first quarter of 2007. Lastly, we conducted early research on potential extended applications of our collagen matrix technology.

We believe that our proprietary collagen matrix technology has the potential to be used for the treatment of various injuries and degeneration of other tissue structures, as well as use as a carrier matrix for therapeutic agents for hard and soft tissue repair and new tissue growth. These applications are in various stages of development from proof of concept to preparation for submission to the FDA. We plan to continue to use outside resources for product research. We may, in the future, hire additional research and development employees. However, resource limitations have significantly curtailed our ability to conduct research and development in 2008 and 2009, and we expect those activities will continue to be limited or further impaired if we are not successful in obtaining sufficient additional financing. See “Liquidity and Capital Resources.”

BUSINESS DEVELOPMENT, GENERAL AND ADMINISTRATIVE. Business development, general and administrative expenses for the three and six months ended June 30, 2009 approximated $2,842 and $5,719, respectively, compared with approximately $1,313 and $2,782, respectively, for the same periods in 2008. Significant factors contributing to the approximately $1,529 (116%) increase for the comparative three month periods include: (i) approximately $664 increase in costs associated with our worldwide marketing and distribution initiatives, including consulting, advertising and promotion, and costs associated with programs to train surgeons and sales representatives, primarily in connection with U.S. launch of our Menaflex device; (ii) approximately $279 increase in non-cash compensation expense related to stock options granted to employees and non-employees and restricted stock granted to vendors and an officer; and (iii) approximately $586 increase in other general and administrative costs associated with development of a marketing and business management infrastructure to support the U.S. launch of our Menaflex device (such costs include professional service fees, compensation, and travel). Significant factors contributing to the approximately $2,937 (106%) increase for the comparative six month periods include: (i) approximately $1,391 increase in costs associated with our worldwide marketing and distribution initiatives, including consulting, advertising and promotion, and costs associated with programs to train surgeons and sales representatives, primarily in connection with U.S. launch of our Menaflex device; (ii) approximately $729 increase in non-cash compensation expense related to stock options granted to employees and non-employees and restricted stock granted to vendors and an officer; and (iii) approximately $817 increase in other general and administrative costs associated with development of a marketing and business management infrastructure to support the U.S. launch of our Menaflex device (such costs include professional service fees, compensation, and travel). While we expect to continue controls over discretionary costs to conserve cash, we expect spending in this category to increase as a result of U.S. launch of our Menaflex product and costs associated with development of the marketing and business management infrastructure needed to support U.S. launch.

NON-OPERATING INCOME (EXPENSE). Non-operating income (expense) consists of interest and other income, and interest and other expense. Interest and other income approximated $5 and $12 for the three and six month periods ended June 30, 2009, respectively, compared with $13 and $45, respectively, for the same periods in 2008. The approximate decreases of $8 (62%) and $33 (73%), respectively, primarily related to lower cash and cash equivalent balances and interest rates during the first half of 2009 compared to 2008. Interest and other expense approximated $98 and $1,361 for the three and six months ended June 30, 2009, respectively, compared with $110 and $188, respectively, for the same periods in 2008. The decrease for the respective three month periods is primarily due to lower interest rates on debt due to a related party. The increase for the comparative six month periods is due to interest and amortized discount recognized on the July 2008 and December 2008 Notes as well as compound interest on debt due to a related party.

Index

Liquidity and Capital Resources

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of 90 days or less to be cash equivalents and as such has classified as cash equivalents cash held in money market accounts and a sweep account. At June 30, 2009 approximately 2% of our cash and cash equivalents balance is held in foreign currencies. The effect on our 2009 condensed consolidated financial statements of re-measurement of the accounts of our Swiss subsidiary is immaterial.

Cash and cash equivalents and investments approximated $2,474 as of June 30, 2009 compared with approximately $250 as of December 31, 2008. The net increase in cash and cash equivalents and investments is a result of the January and February equity financings (further discussed below), partially offset by cash used for operations, for equipment purchases, and for repayment of capital lease obligations.

Cash flows

The following table sets forth our sources and uses of cash for the six-month periods ended June 30, 2009 and 2008.

	June 30,
	2009	2008
	(In thousands)
Net cash used in operations	$(6,432)	$(3,527)
Net cash (used in) provided by investing activities	(55)	82
Net cash provided by (used in) financing activities	8,713	(7)
Effect of exchange rate changes on cash	(2)	46
Net increase (decrease) in cash and cash equivalents	$2,224	$(3,406)

Cash used in operating activities during the six months ended June 30, 2009 approximated $6,432, which resulted from the net loss of $9,538, adjusted to account for a net increase in accounts receivable, inventory and other assets of approximately $353, a net increase in accounts payable, accrued expenses and other liabilities of $322, together with adjustments of $3,137 for non-cash items, including depreciation, stock-based compensation and exchange loss related to re-measurement of our Swiss subsidiary’s financial statements.

During the six months ended June 30, 2009, we invested $55 in property and equipment, and repaid approximately $7 of our capital lease obligations, and raised proceeds of $8,720 from financing activities.

Our future operating results may be affected by a number of risks and certain other factors. Our future operating results are highly dependent upon our ability to obtain and maintain regulatory clearance and approvals for our products. In December 2008 we received FDA clearance to market the Menaflex collagen meniscus implant in the U.S. The Menaflex device was cleared through the 510(k) premarket notification process and is indicated for use in surgical procedures for the reinforcement and repair of soft tissue injuries of the medial meniscus. In the first quarter of 2009 we initiated U.S. marketing of our Menaflex product for the medial meniscus indication. Limited sales of the Menaflex product in the U.S. began in the second quarter of 2009. We plan to seek expansion of the indication for use in the lateral meniscus through a new 510(k) application which we plan to submit to the FDA later this year. There can be no assurance that such clearance will be granted on a timely basis, if at all. We market the Menaflex device for sale and distribution in the EU, Switzerland, and the Republic of South Africa for both medial and lateral meniscus indications. As previously discussed, the House of Representatives Committee on Energy and Commerce and the office of Senator Grassley, have initiated separate inquiries about the 510(k) clearance process for the Menaflex. Further, the FDA has indicated its intention to conduct a preliminary internal review of the approval process for the Menaflex. The Congressional inquiries and the FDA review, if each continues, could (among other things) continue to adversely affect ReGen’s ability to raise additional capital to fund its business, adversely impact the approval process of ReGen’s new 510(k) application for expansion of the indication for use of the Menaflex in the lateral meniscus, prove a continued distraction for the Company’s management, and negatively impact our ability to generate revenue.

In addition to regulatory related hurdles, in order to approach a position of positive operating earnings and cash flow, we will need to effectively address other operating issues, including for example, establishing distribution channels and assisting in establishment of third party reimbursement, as discussed above under “Business,” for the surgeons and facilities that would be responsible for implanting the Menaflex device. We have initiated recruitment of independent sports medicine focused distributors and have begun to implement marketing and sales support strategies. While we are actively working to address distribution, third-party reimbursement, governmental inquiry and other operational issues, there is no guarantee that we will be successful or able to effectively address these challenges in any given time frame.

Index

All of our notes payable to a related party (balance of approximately $8,657 at June 30, 2009) become due and payable on December 31, 2009. Also, our Series A Stock became redeemable in June 2009 and our Series C Stock becomes redeemable in September 2010 (liquidation preferences at June 30, 2009 of $892 and $619, respectively), each in one-third annual increments at the option of not less than a majority of the holders. As of this date, no shares of Series A Stock have been redeemed and no redemption notice from holders of Series A Stock has been received by us.  In addition, our July 2008 and December 2008 Notes, with aggregate face value plus accrued interest of $177 at June 30, 2009, were paid on July 24, 2009, the date on which they came due and payable.

We will need to pursue additional financing in order to support ongoing operations, including launching sales of the Menaflex device in the U.S. and meeting our future debt service requirements. While we have been successful in the past in obtaining the necessary capital to support our operations, there is no assurance that we will be able to obtain additional equity capital or other financing under commercially reasonable terms and conditions, or at all. In January and February 2009, we completed a two-staged common stock financing for aggregate gross proceeds of approximately $8,760 (see “Financing Transactions” below for further information). Based upon current cash and cash equivalent balances, including proceeds from financings in the first quarter of 2009, and planned spending rates for the remainder of 2009 management believes that we have adequate cash and cash equivalents on hand to support ongoing operations through August 31, 2009. Our estimate may change, however, if actual results differ significantly from our expectations.

Key assumptions that may affect our estimate include (i) actual sales that may vary significantly from our expectations; (ii) the actual timeline of events with respect to our new 510(k) submission to the FDA; (iii) the actual pace of spending associated with commercialization of the Menaflex product; (iv) costs associated with other business objectives; (v) costs associated with responding to regulatory or legal inquiries; and (vi) other developments in our business. We anticipate that additional cash will be required to support operations beyond August 31, 2009. However, if unforeseen events occur, it is possible that additional cash may be needed before August 31, 2009 to support operations. We continue to seek financing in order to support operations and continue as a going concern. At this time we have received no commitments for additional financing. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, if additional capital is not obtained, we will not be able to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts or classification of liabilities that might result from the outcome of this uncertainty.

Financing Transactions

On January 16, 2009 and February 13, 2009, we closed the private placements of approximately 2,015,000 and 495,000 shares, respectively, of the Company’s common stock at $3.50 per share, for aggregate gross proceeds of approximately $8,760.  The investors in these offerings have certain terminable anti-dilution rights if the Company consummates a subsequent financing below $3.20 per share of common stock.  In connection with the offerings, the Company issued an aggregate of 376,474 warrants to investors to purchase additional shares of common stock at an exercise price of $1.20 per share. The warrants were immediately exercisable and expire five years after the date of issuance.  The Company has agreed to use commercially reasonable efforts to register the common stock sold in the private placements as well as the common stock issuable upon exercise of the warrants on a registration statement to be filed with the Securities and Exchange Commission. There are no liquidated damages for a failed registration and the warrants may be settled in unregistered shares. The Company filed a resale registration statement on Form S-1 on May 28, 2009 (the “S-1”) registering the shares issued in the private placements and will file an amendment to the S-1 shortly after filing this quarterly report on Form 10-Q to update the financial information for second quarter 2009 and respond to the SEC’s comment to the initial filing.

On July 24, 2008 we completed the private placement of $2,539 aggregate principal amount of unsecured convertible notes (the “July 2008 Notes”). The July 2008 Notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009. At the option of the holders, the Notes are convertible into shares of the Company’s common stock at an initial conversion price of $3.00 per share.  In connection with this financing, the Company issued detachable warrants that initially were exercisable for 211,615 shares of common stock, at a price of $0.20 per share. The warrants were immediately exercisable and expire five years from the date of issuance. The conversion rate of the July 2008 Notes is subject to the anti-dilution rights of the holders of each.  The Company has agreed to use commercially reasonable efforts to register the common stock into which the July 2008 Notes and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors. There are no liquidated damages for a failed registration and the warrants may be settled in unregistered shares. .  The Company filed the S-1 registering the shares of common stock underlying the July 2008 Notes and warrants and will file an amendment to the S-1 shortly after filing this quarterly report on Form 10-Q to update the financial information for second quarter 2009 and respond to the SEC’s comment to the initial filing.  In the amendment to the S-1, the Company will remove the shares underlying the July 2008 Notes that were not previously converted, as such Notes were extinguished on July 24, 2009.

Index

On December 4, 2008 the Company completed the private placement of $499 aggregate principal amount of unsecured convertible notes (the “December 2008 Notes”). The December 2008 Notes accrue interest at an annual rate of 8% and become due and payable on July 24, 2009. At the option of the holders, the December 2008 Notes may be converted into the Company’s common stock at a price of $3.00 per share. In connection with the financing, the Company issued detachable warrants to purchase 41,628 shares of common stock, exercisable at a price of $0.20 per share. The warrants were immediately exercisable and expire five years after issuance. The conversion rate of the December 2008 Notes is subject to the anti-dilution rights of the holders. The Company has agreed to use commercially reasonable efforts to register the Common Stock into which the December 2008 Notes and the warrants will convert on one or more registration statements to be filed with the Securities and Exchange Commission upon request by the investors. There are no liquidated damages for a failed registration and the warrants may be settled in unregistered shares. The Company filed the S-1 registering the shares of common stock underlying the December 2008 Notes and warrants and will file an amendment to the S-1 shortly after filing this quarterly report on Form 10-Q to update the financial information for second quarter 2009 and respond to the SEC’s comment to the initial filing.  In the amendment to the S-1, the Company will remove the shares underlying the December 2008 Notes that were not previously converted, as such Notes were extinguished on July 24, 2009.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this Quarterly Report on the Form 10-Q, we evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, which was done under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Included as Exhibits 32.1 and 32.2 to this Quarterly Report on Form 10-Q are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented. Based on the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the risk factors previously disclosed in Item 1.A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2008, except for the following updates to the below risk factors.

There have been recent Congressional inquiries regarding the 510(k) approval process for the Menaflex, which may have an adverse impact on our business and possibly lead to revocation of the FDA’s clearance of the Menaflex.

On March 6, 2009, the Company received a letter from Senator Charles E. Grassley, Ranking Member of the Senate Committee on Finance, expressing concern about the Menaflex 510(k) clearance process and asking for the voluntary submission of certain documents and information pertaining to the clearance of the Menaflex.  The Company understands that a letter was also sent by Senator Grassley to the FDA requesting information about the FDA’s interactions with ReGen.  ReGen cooperated with Senator Grassley’s document request, and completed its response to his March 6 letter recently.  On May 11, 2009, certain members of the House of Representatives Committee on Energy and Commerce wrote a letter to the FDA raising concerns regarding the FDA’s 510(k) clearance process involving the Menaflex device. The authors of the letter state their understanding that the FDA may be reexamining its decision to clear the Menaflex for marketing; however, they also state that while they take no position on the ultimate outcome of the FDA’s investigation, they believe that the information they received raises questions about the clearance process and the data on which the FDA relied to clear the device.  On June 10, ReGen delivered a letter and corresponding materials to the FDA in response to the issues raised in the May 11 House letter. The Company has also been made aware of a letter sent in May 2009 from the FDA in response to Senator Grassley regarding the clearance process of the Menaflex. That letter, and a June 29 letter received from the FDA in acknowledgement of ReGen’s June 10 letter, indicate that the FDA intends to conduct a preliminary internal review of the clearance process generally and for the Menaflex specifically and will, among other things, address whether to reconsider the clearance decision of the Menaflex. Management believes it would be unusual for the FDA to revoke clearance of a device cleared through the 510(k) process, especially given the data provided on the Menaflex device and the input received from an independent Advisory Panel; however, there can be no assurance that the FDA will not decide to revoke clearance of the Menaflex for use in the medial meniscus.  If this occurs, ReGen would no longer be permitted to market the Menaflex in the U.S. and such developments would significantly and negatively impact ReGen’s business.  Further, the FDA review and the congressional inquiries, if each continues, could (among other things) continue to adversely affect ReGen’s ability to raise additional capital to fund its business, adversely impact the timing of submission and the clearance process of ReGen’s 510(k) submission for expansion of the indication for use of the Menaflex in the lateral meniscus, prove a continued distraction for the Company’s management and negatively impact our ability to generate revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds (dollars in thousands, except per share data).

On June 30, 2009, we issued 4,688 shares of our restricted common stock to a vendor in consideration for services rendered during the second quarter of 2009. The estimated fair value of these services is $10. The issuance of the foregoing securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

On March 31, 2009, we issued 4,688 shares of our restricted common stock to a vendor in consideration for services rendered during the first quarter of 2009. The estimated fair value of these services is $12. The issuance of the foregoing securities was not registered in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Index

Item 4. Submission of Matters to a Vote of Security Holders.

The 2009 annual meeting of stockholders was held on May 29, 2009. The matters on which the stockholders voted, in person or by proxy, were: (i) to elect six directors to serve until the Company’s next annual meeting of stockholders and until their successors are duly elected and qualified; (ii) to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office and to make certain related changes; and (iii) to ratify the appointment of Ernst & Young LLP as our independent accountants for the current fiscal year.

The results of the voting are shown below:

Election of directors:

Name of Nominee	Number of Votes For	Number of Votes Withheld
Dr. Gerald E. Bisbee, Jr.	8,283,983	19,951
Dr. Abhi Acharya	8,294,018	9,916
Mr. Alan W. Baldwin	8,292,146	11,788
Dr. Robert G. McNeil	8,287,153	16,781
Dr. J. Richard Steadman	8,286,322	17,612
Mr. William R. Timken	8,285,428	18,506

Proposal to amend ReGen’s Amended and Restated Certificate of Incorporation to provide for the Classification of Board of Directors:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining	Number of Non-Votes
6,675,730	30,936	7,856	1,589,412

Ratification of the selection of Ernst &Young LLP as independent auditors for the fiscal year ending December 31, 2009:

Number of Votes For	Number of Votes Against	Number of Votes Abstaining
8,298,280	5,542	112

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

The following Exhibits are filed herewith and made a part hereof:

Number	Description

3.1	Amended and Restated Certificate of Incorporation (as amended)(27)

3.2	Second Amended and Restated By-Laws (as adopted on September 21, 2007)(2)

4.1	Specimen Common Stock Certificate(3)

4.2	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of the Company(21)

4.3	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock of the Company(4)

4.4	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock of the Company(5)

4.5	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock of the Company (6)

Index

4.6	Certificate of Designations, Preferences and Rights of Series F Convertible Preferred Stock of the Company (7)

4.7*	ReGen Biologics, Inc. Employee Stock Option Plan, Amended and Restated Effective April 1, 2004(8)

4.8*	ReGen Biologics, Inc. Non-Employee Director Stock Option Plan, Amended and Restated Effective April 1, 2004(8)

4.9*	ReGen Biologics, Inc. Non-Employee Director Supplemental Stock Option Plan Amended and Restated Effective January 31, 2003(9)

4.10*	Form of Employee Incentive Stock Option Agreement for the Employee Stock Option Plan(1)

4.11*	Form of Nonqualified Employee, Non-Employee Director or Consultant Stock Option Agreement for the Employee Stock Option Plan(1)

4.12*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Stock Option Plan(1)

4.13*	Form of Nonqualified Non-Employee Director Stock Option Agreement for the Non-Employee Director Supplemental Stock Option Plan(1)

4.14*	Form of Nonqualified Employee or Consultant Stock Option Agreement(21)

4.15*	Form of Nonqualified Non-Employee Director Stock Option Agreement(21)

4.16	Second Amended and Restated Stockholders’ Agreement by and among the Company and the Stockholders named therein dated as of August 23, 2007(10)

4.17	Amended and Restated Registration Rights Agreement between the Company and the Investors listed therein(4)

4.18	Common Stock Registration Rights Agreement by and among the Company and the stockholders named therein, dated as of April 19, 2004(11)

4.19	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of November 30, 2006 and December 1, 2006(12)

4.20	Form of Subscription Agreement by and between the Company and the Investors named therein, dated as of March 2, March 30, and April 5 2007(5),(13)

4.21	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of July 24, 2008(7)

4.22	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of December 4, 2008(22)

4.23	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of January 16, 2009(23)

4.24	Form of Subscription Agreement by and among the Company and the Investors named therein, dated as of February 13, 2009(24)

4.25	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 14, 2005(14)

4.26	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of November 30 and December 1, 2006(12)

4.27	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of March 2, March 30, and April 5, 2007(5),(13)

4.28	Warrant Certificate by and between the Company and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

4.29	Form of Warrant to Purchase Common Stock by and between the Company and Individual named therein, dated October 1, 2003(21)

Index

4.30	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Harris Nesbitt Gerard, Inc.(4)

4.31	Form of Placement Agent Warrant to Purchase Common Stock by and between the Company and Vail Securities Investment, Inc.(4)

4.32	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(21)

4.33	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of October 15, 2007(21)

4.34	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated as of July 24, 2008 (7)

4.35	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated December 4, 2008 (22)

4.36	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated January 21, 2009(23)

4.37	Form of Warrant Certificate by and between the Company and the Individuals named therein, dated February 13, 2009 (24)

10.1	Form of Indemnification Agreement(15)

10.2*	Employment Agreement by and between Gerald E. Bisbee, Jr., Ph.D. and the Company dated September 22, 119 and amended September 12, 2000(16)

10.3*	First Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated March 23, 2004(17)

10.4*	Second Amendment to Employment Agreement by and between Gerald E. Bisbee, Jr., Ph. D. and the Company dated November 28, 2008(25)

10.5*	Employment Agreement by and between Brion D. Umidi and the Company dated March 23, 2004(17)

10.6*	First Amendment to Employment Agreement by and between Brion D. Umidi and the Company dated November 28, 2008(25)

10.7*	Employment Agreement by and between James Flounlacker and the Company dated April 30, 2009(26)

10.8	License Agreement by and between the Company and Linvatec Corporation dated April 7, 2000(17)

10.9*	Exclusive License Agreement by and between the Company and Dr. Shu-Tung Li dated August 24, 1995(17)

10.10*	Assignment and Royalty Agreement by and among the Company, Modified Polymer Components, Inc. and Dr. J. Richard Steadman dated April 9, 1997(17)

10.11	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated November 30, 1998(18)

10.12	Credit Agreement by and between the Company and Sulzer Medica USA Holding Company dated March 14, 2000(17)

10.13	Agreement by and among Sulzer Medica USA Holding Co., Sulzer Biologics Inc. Sulzer Orthopedics Ltd. and the Company dated February 20, 2001(17)

10.14	Letter Agreement by and between the Company and Sulzer Orthopedics AG, dated January 18, 2002(17)

10.15	Distributor Agreement by and between the Company and XMedica effective as of October 24, 2005(19)

10.16	Agreement by and between the Company and MedWork AG dated as of January 1, 2005(20)

Index

10.17	Consulting Agreement by and between ReGen Biologics, Inc. and Sanderling Ventures Management VI, dated as of March 2, 2007(13)

21.1	Subsidiaries of the Registrant(25)

31.1	Section 302 Certification from Gerald E. Bisbee, Jr., dated August 11, 2009(27)

31.2	Section 302 Certification from Brion D. Umidi, dated August 11, 2009(27)

32.1	Section 906 Certification from Gerald E. Bisbee, Jr., dated August 11, 2009(27)

32.2	Section 906 Certification from Brion D. Umidi, dated August 11, 2009(27)
____________

(1)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 000-20805).

(2)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 24, 2007 (File No. 000-20805).

(3)	Incorporated herein by reference to the Company’s Registration Statement on Form S-3, filed on November 19, 2003 (File No. 333-110605).

(4)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on September 25, 2003 (File No. 000-20805).

(5)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on April 5, 2007 (File No. 000-20805).

(6)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on October 19, 2007 (File No. 000-20805).

(7)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 30, 2008 (File No. 000-20805).

(8)	Incorporated herein by reference to the Company’s Proxy Statement on Schedule 14A, filed on April 29, 2004 (File No. 000-20805).

(9)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1/A, filed on January 14, 2004 (File No. 333-110605).

(10)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on August 24, 2007 (File No. 000-20805).

(11)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1, filed on June 22, 2004 (File No. 333-114867).

(12)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 6, 2006 (File No. 000-20805).

(13)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 8, 2007 (File No. 000-20805).

(14)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on July 18, 2005 (File No. 000-20805).

(15)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on March 17, 2004 (File No. 000-20805).

(16)	Incorporated herein by reference to the Company’s Report on Form 8-K/A, filed on September 4, 2002 (File No. 000-20805).

(17)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2003 (File No. 000-20805).

(18)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2005 (File No. 000-20805).

(19)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended September 30, 2005 (File No. 000-20805).

Index

(20)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2004 (File No. 000-20805).

(21)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2007 (File No. 000-20805).

(22)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on December 8, 2008 (File No. 000-20805).

(23)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on January 22, 2009 (File No. 000-20805).

(24)	Incorporated herein by reference to the Company’s Report on Form 8-K, filed on February 18, 2009 (File No. 000-20805).

(25)	Incorporated herein by reference to the Company’s Report on Form 10-K for the year ended December 31, 2008 (File No. 000-20805).

(26)	Incorporated herein by reference to the Company’s Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-20805).

(27)	Included with this filing.

*	Management Contract or Compensatory Plan or Arrangement

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2009.

REGEN BIOLOGICS, INC.

By:	/s/ Brion D. Umidi
Brion D. Umidi
Senior Vice President and
Chief Financial Officer