Form 10-Q/A
period 2009-03-31
REGEN BIOLOGICS INC
filed 2010-01-08
CIK 883697

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(201) 651-5140

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock as of May 4, 2009 was 9,774,252.

1

REGEN BIOLOGICS, INC.

Explanatory Note:

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of ReGen Biologics, Inc. (the “Company”) for the quarterly period ended March 31, 2009, originally filed with the Securities and Exchange Commission (the “Commission”) on May 11, 2009 (the “Original Filing”).  The Company is filing this Amendment No. 1 solely to correct certain inadvertent omissions from the Certifications of the Company’s principal executive officer and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Such Certifications are attached hereto as Exhibits 31.1 and 31.2.  Except as described above, no other changes have been made to the Original Filing and this Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update any of the disclosure contained therein in any way.  Accordingly, this amendment should be read in conjunction with the Company’s other filings with the Commission subsequent to the Original Filing.

PART II.  OTHER INFORMATION

Item 6. Exhibits.

See Exhibit Index.

2

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized on January 8, 2010.

REGEN BIOLOGICS, INC.

By:	/s/ Gerald E. Bisbee, Jr., Ph.D.
Gerald E. Bisbee, Jr., Ph.D.
President and
Chief Executive Officer
(principal executive officer and
principal financial officer of the registrant)

EXHIBIT INDEX

Exhibit Index	Description

31.1	Certification of principal executive officer of the registrant.

31.2	Certification of principal financial officer of the registrant.