Form 10-Q/A
period 2009-06-30
REGEN BIOLOGICS INC
filed 2010-01-08
CIK 883697

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

The number of outstanding shares of the registrant’s common stock as of August 3, 2009 was 9,778,940.

REGEN BIOLOGICS, INC.

Explanatory Note:

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of ReGen Biologics, Inc. (the “Company”) for the quarterly period ended June 30, 2009, originally filed with the Securities and Exchange Commission (the “Commission”) on August 11, 2009 (the “Original Filing”).  The Company is filing this Amendment No. 1 solely to correct certain inadvertent omissions from the Certifications of the Company’s principal executive officer and principal financial officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Such Certifications are attached hereto as Exhibits 31.1 and 31.2.  Except as described above, no other changes have been made to the Original Filing and this Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update any of the disclosure contained therein in any way.  Accordingly, this amendment should be read in conjunction with the Company’s other filings with the Commission subsequent to the Original Filing.

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